Form 10QSB
period 1999-03-31
ALASKA PACIFIC BANCSHARES INC
filed 1999-08-13
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

(Mark One)

   X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
  ---   Act of 1934

For the quarterly period ended March 31, 1999

        Transition report under Section 13 or 15(d) of the Exchange Act
  ---   For the transition period from                to
                                       -------------     -----------

                    Commission file number    0-26003

                      ALASKA PACIFIC BANCSHARES, INC.
------------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

           Alaska                                         92-0167101
--------------------------------                      -------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

                    2094 Jordan Avenue, Juneau, Alaska 99801
------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (907) 789-4844
------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                     NA
------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                      If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes         X   No*
          ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   -0-    shares outstanding on March 31, 1999
   ---

Transitional Small Business Disclosure Format (check one):

              Yes         X   No
          ---            ---

*The small business issuer's Registration Statement on Form SB-2 was declared effective on May 13, 1999. The small business issuer has conducted no business except the offering of the shares in connection with the conversion of Alaska Pacific Bank from the mutual to stock form of organization. The financial information contained in this 10-QSB is provided, therefore, for Alaska Pacific Bank.

               Alaska Pacific Bancshares, Inc. and Subsidiary
                              Juneau, Alaska

                                  INDEX

PART I.                                                            Page(s)
-------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited) as of December 31,
1998 and March 31, 1999............................................    1

Consolidated Statements of Income (Unaudited) for the three month
periods ended March 31, 1998 and 1999..............................    2

Consolidated Statements of Cash Flows - (Unaudited) for the three
months ended March 31, 1998 and 1999...............................    3

Notes to (Unaudited) Consolidated Financial Statements ............    4

Item 2.

Management's Discussion and Analysis of  Financial Condition and
Results of Operations..............................................    6

PART II.
--------

OTHER INFORMATION

Item 1. Legal Proceedings..........................................   10

Item 2. Changes in Securities and Use of Proceeds..................   10

Item 3. Defaults Upon Senior Securities............................   10

Item 4. Submission of Matters to a Vote of Security Holders........   10

Item 5. Other Information..........................................   10

Item 6. Exhibits and Reports on Form 8-K...........................   11

Signatures.........................................................   12

ITEM 1.  Financial Statements

                 Alaska Pacific Bancshares, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                 (Unaudited)
                               (in thousands)

                                                  March 31,     December 31,
                                                    1999           1998
------------------------------------------------------------------------------
Assets
Cash and due from banks                           $   5,020     $   3,201
Interest-earning deposits in banks                    6,252        11,383
------------------------------------------------------------------------------
  Total cash and cash equivalents                    11,272        14,584
Investment securities available for sale, at
 fair value (amortized cost: 1999
 - $17,622; 1998 - $18,474)                          17,332        18,176
Federal Home Loan Bank stock                          1,289         1,265
Loans held for sale                                     939           899
Loans                                                76,397        71,510
  Less allowance for loan losses                        688           674
------------------------------------------------------------------------------
  Loans, net                                         75,709        70,836
Accrued interest receivable                             635           593
Premises and equipment                                3,539         3,306
Foreclosed properties                                   155           311
Other assets                                            923           836
------------------------------------------------------------------------------
Total Assets                                      $ 111,793     $ 110,806
==============================================================================
Liabilities and Equity Capital
Deposits:
 Noninterest-bearing demand                       $   5,500     $   5,046
 Interest-bearing demand                             24,469        25,570
 Money market                                        15,415        15,872
 Savings                                             18,319        18,674
 Certificates of deposit                             36,026        36,783
------------------------------------------------------------------------------
  Total deposits                                     99,729       101,945
Federal Home Loan Bank advances                       2,100             -
Advances from borrowers for taxes and insurance       1,488           866
Accounts payable and accrued expenses                   326           240
Accrued interest payable                                530           389
Other liabilities                                       309           116
------------------------------------------------------------------------------
  Total liabilities                                 104,482       103,556
Equity capital:
  Retained earnings                                   7,601         7,548
  Accumulated other comprehensive income (loss)        (290)         (298)
------------------------------------------------------------------------------
    Total equity capital                              7,311         7,250
------------------------------------------------------------------------------
Total Liabilities and Equity Capital              $ 111,793     $ 110,806
==============================================================================

See notes to unaudited interim financial statements.

               Alaska Pacific Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                              (in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                      1999              1998
------------------------------------------------------------------------------
Interest Income
  Loans                                             $  1,635        $  1,717
  Investment securities                                  249             310
  Interest-bearing deposits with banks                   104             124
------------------------------------------------------------------------------
    Total interest income                              1,988           2,151
Interest Expense
  Deposits                                               863             927
  Federal Home Loan Bank advances                          4             133
------------------------------------------------------------------------------
    Total interest expense                               867           1,060
------------------------------------------------------------------------------
  Net Interest Income                                  1,121           1,091
Provision for loan losses                                 15              15
------------------------------------------------------------------------------
  Net interest income after provision for loan
   losses                                              1,106           1,076
Noninterest Income
  Mortgage servicing income                               52              59
  Service charges on deposit accounts                     76              60
  Other service charges and fees                          27              31
  Gain on sale of mortgage loans                           6              76
------------------------------------------------------------------------------
    Total noninterest income                             161             226
Noninterest Expense
  Compensation and benefits                              641             628
  Occupancy                                              260             259
  Data processing                                         82              80
  Professional and consulting fees                        34              42
  Marketing and public relations                          32              36
  Cost of operations of foreclosed properties              -               -
  Other                                                  165             153
------------------------------------------------------------------------------
    Total noninterest expense                          1,214           1,198
------------------------------------------------------------------------------
      Income before income tax                            53             104
Income tax                                                 -               -
------------------------------------------------------------------------------
  Net Income                                        $     53        $    104
==============================================================================

See notes to unaudited interim financial statements.

              Alaska Pacific Bancshares, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                             (in thousands)
                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                      1999              1998
------------------------------------------------------------------------------
Operating Activities
Net income                                          $     53        $    104
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                              15              15
   Gain on sale of foreclosed properties                  (9)              -
   Depreciation and amortization                          89              93
   Federal Home Loan Bank stock dividends                (24)            (22)
   Amortization of fees, discounts, and premiums, net     (2)              5
   Cash provided by changes in operating assets
    and liabilities:
     Accrued interest receivable                         (42)              -
     Loans held for sale                                 (40)           (323)
     Other assets                                        (87)            (98)
     Advances from borrowers for taxes and insurance     622             708
     Accrued interest payable                            141             376
     Accounts payable and accrued expenses                86              42
     Other liabilities                                   193             214
------------------------------------------------------------------------------
       Net cash provided by operating activities         995           1,114
Investing Activities
  Purchase of investment securities available for
   sale                                               (3,000)              -
  Maturities and principal repayments of:
    Investment securities available for sale           3,821             474
    Investment securities held to maturity                 -             112
  Loan originations, net of principal repayments      (4,855)          3,938
  Proceeds from sale of foreclosed properties            165               -
  Purchase of premises and equipment                    (322)           (100)
------------------------------------------------------------------------------
    Net cash provided by (used in) investing
     activities                                       (4,191)          4,424
Financing Activities
  Net increase (decrease) in Federal Home Loan
   Bank advances                                       2,100          (4,000)
  Net increase (decrease) in demand and savings
   deposits                                           (1,459)            750
  Net decrease in certificates of deposit               (757)           (294)
------------------------------------------------------------------------------
    Net cash used by financing activities               (116)         (3,544)
------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents      (3,312)          1,994
Cash and cash equivalents at beginning of year        14,584          10,130
------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $ 11,272        $ 12,124
==============================================================================
Supplemental information:
  Cash paid for interest                            $  3,890        $  3,655
  Net change in unrealized loss on securities
   available for sale                                      8              44

See notes to unaudited interim financial statements.

                      Alaska Pacific Bancshares, Inc.
                Notes to Consolidated Financial Statements
                              (Unaudited)

Note 1 - Conversion to Stock Ownership

On July 1, 1999, Alaska Federal Savings Bank consummated its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to a Plan of Conversion. Concurrent with the conversion, Alaska Federal changed its name to Alaska Pacific Bank. Alaska Pacific Bancshares, Inc. was formed for the purpose of becoming the holding company of the Bank upon its conversion. The Company sold 655,415 shares in a subscription and community offering during June of 1999, which, after giving effect to offering expenses of approximately $687,000, resulted in net proceeds of $5,867,000 ($5,343,000 excluding purchases by the Employee Stock Ownership Plan). The Company transferred approximately $4.6 million to the Bank in exchange for all of its stock.

Note 2 - Basis of Presentation

While the accompanying financial statements of the Company are presented on a consolidated basis with those of Alaska Pacific Bank (formerly Alaska Federal Savings Bank), the Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations as of March 31, 1999. Therefore, the financial statements presented include only the accounts and operations of Alaska Pacific Bank. Because the Company had no shares outstanding prior to July 1, 1999, earnings per share information is not presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They should be read in conjunction with the audited financial statements of Alaska Federal Savings Bank for the year ended December 31, 1998 filed as part of the registration statement on Form SB-2 for Alaska Pacific Bancshares, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 3 - Capital Compliance

At March 31, 1999, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at March 31, 1999:


(dollars in thousands)
------------------------------------------------------------------------------
Tangible Capital:
Actual                          $7,601            6.87%
Required                         1,660            1.50
------------------------------------------------------------------------------
Excess                          $5,941            5.37%
==============================================================================
Core Capital:
Actual                          $7,601            6.87%
Required                         3,321            3.00
------------------------------------------------------------------------------
Excess                          $4,280            3.87%
==============================================================================
Total Risk-Based Capital:
Actual                          $8,289           12.36%
Required                         5,363            8.00
------------------------------------------------------------------------------
Excess                          $2,926            4.36%
==============================================================================

Note 4 - Comprehensive Income

The Company's only item of comprehensive income other than net income is net unrealized gains or losses on securities available for sale. Following is a summary of accumulated other comprehensive income:

                                                               Year Ended
                                 Three Months Ended March 31,  December 31,
(in thousands)                       1999          1998           1998
------------------------------------------------------------------------------
Balance at beginning of period      $(298)       $  (72)        $  (72)
Change in net unrealized gains
 and losses on securities available
 for sale                               8            44            (68)
Cumulative effect of
 reclassification from securities
 held to maturity to securities
 available for sale                     -             -           (158)
------------------------------------------------------------------------------
Balance at end of period            $(290)       $  (28)        $ (298)
==============================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1999 and December
31, 1998

     Total assets were $111.8 million at March 31, 1999 compared to $110.8 million at December 31, 1998. This increase resulted primarily from an increase in loans, funded by FHLB advances and reductions in short-term investments and interest-earning deposits in banks.

     Cash and cash equivalents were $11.3 million at March 31, 1999, compared to $14.6 million at December 31, 1998. Investment securities available for sale were $17.3 million at March 31, 1999, compared to $18.2 million at December 31, 1998. These decreases primarily reflect the decrease in liquidity as a result of increased loans and decreased deposits.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 29.2% and 32.6% at March 31, 1999 and December 31, 1998, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements.

     Loans, net, were $75.7 million at March 31, 1999 compared to $70.8 million at December 31, 1998, a 6.9% increase. This increase resulted primarily from increased originations of both mortgage and nonmortgage loans, as well as retaining the majority of mortgage loans originated during the quarter, rather than selling them in the secondary market.

     Deposits were $99.7 million at March 31, 1999 compared to $101.9 million at December 31, 1998, a 2.2% decrease. A moderate decline in deposit levels is considered normal during the first quarter of the year due to seasonal fluctuations in the local economy.

     Advances from the Federal Home Loan Bank of Seattle increased to $2.1 million at March 31, 1999 from none outstanding at December 31, 1998 to fund loan demand.

     Net income of $53,000 and a decrease in unrealized losses on securities of $8,000 for the three months ended March 31, 1999, resulted in comprehensive income of $61,000, which increased total equity to $7.3 million at March 31, 1999.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

     General. During the three months ended March 31, 1999, the Company began to reverse a decline in total loans by increasing loan originations and by retaining a substantial portion of mortgage loan production. Mortgage and nonmortgage loans were added to the portfolio to increase net interest income, while maintaining interest-rate risk at acceptable levels.

     Net Income. Net income for the three months ended March 31, 1999 was $53,000 compared to $104,000 for the three months ended March 31, 1998, a decrease of $51,000. The decrease resulted primarily from a decrease in noninterest income, particularly in gains on sale of mortgage loans.

     Net Interest Income. Net interest income increased a moderate 2.8% to $1.12 million for the first quarter of 1999, compared with $1.09 million for the same period in 1998. In comparing the two periods, both interest income and interest expense were lower in 1999 due to a lower level of interest rates in general, but with a somewhat greater spread between long- and short-term rates in 1999 which tended to reduce deposit rates to a relatively greater extent than loan and investment rates.

     Provision for Loan Losses. The provision for loan losses remained level at $15,000 for the three months ended March 31, 1999, unchanged from the same period in 1998.

     Noninterest Income. Noninterest income declined 29.0% to $160,000 in the three months ended March 31, 1999 compared with $226,000 for the three months ended March 31, 1998. The decline resulted primarily from a $70,000 decrease in gain on sale of mortgage loans. The majority of mortgage loans originated during the first quarter of 1999 were retained in the loan portfolio, rather than being sold in the secondary market, as was the case during the first quarter of 1998. Despite selling mortgage loans, and retaining the related servicing rights, during much of 1998, mortgage servicing income has declined gradually due to rapid prepayments in the servicing portfolio in 1998, as well as increasing amortization expense on capitalized mortgage servicing rights. As a result, mortgage servicing income declined to $52,000 for the first quarter of 1999 compared with $59,000 in the first quarter of 1998.

     Offsetting the declines in mortgage-related income was an overall 13% increase in service charges on deposit accounts and other service charges and fees, which amounted to $103,000 in the first quarter of 1999, compared to $91,000 in the first quarter of 1998. This increase resulted from increases in both the number of accounts and the rates charged.

     Noninterest Expenses.   Noninterest expense remained approximately
unchanged at $1.2 million for each of the three-month periods ended March 31, 1999 and 1998. Moderate increases in compensation and benefits (2.2%), data processing charges (3.0%) and other expenses (1.8%) were partially offset by an 11.2% decrease in marketing and related expenses.

     Income Taxes.   No income tax expense was recognized for each of the
three month periods ended March 31, 1999 or 1998 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2012.

Nonperforming Assets

     At March 31, 1999, and December 31, 1998, the Company had no nonaccrual loans, troubled debt restructurings, or loans 90 days or more past due. Foreclosed properties at March 31, 1999 consisted of one single family residential property for $155,000, a reduction from two properties at December 31, 1998 totaling $311,000.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 29.2% and 32.6% at March 31, 1999 and December 31, 1998, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements. At March 31, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, at March 31, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

     The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at March 31, 1999. See Note 3 of the Notes to Consolidated Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 1999.

Year 2000 Readiness

     The Audit Committee of the Company's Board of Directors oversees the work of the Y2K Task Force, which is chaired by a member of senior management. The Task Force has developed and implemented a board-approved Y2K Plan designed to ensure the Y2K readiness of all critical systems and the uninterrupted flow of all core business processes through and beyond the century date change.

     The Company has completed or substantially completed all phases of the Y2K Plan as of June 30, 1999, as prescribed by the Federal Financial Institutions Examination Council (FFIEC) guidelines. Following is a progress report on the six major phases of the Y2K Plan.

1.   Awareness - This educational phase was complete as of June 30, 1998.

2. Assessment - Plan development as well as identification and evaluation of all critical systems was complete as of December 31, 1998.

3. Renovation - All critical systems were upgraded, renovated or replaced as necessary to meet Y2K readiness standards. This phase was substantially complete as of December 31, 1998 and complete prior to March 31, 1999. The only major renovation required was the replacement of the aging teller system with a state-of-the-art teller and sales platform that runs over a Y2K-certified wide area network. Any necessary renovation of non-critical systems that do not provide primary support to core business processes will be evaluated and accomplished on a priority basis as time permits.

4. Validation - Testing of all critical systems and third party vendors for Y2K compliance was substantially complete prior to March 31, 1999 and complete as of June 30, 1999. The second round of live testing on the mainframe applications was successfully completed during April 1999. Where it was not possible to test directly with third parties, the Company has reviewed and accepted the results of proxy testing conducted on its behalf. Testing methods and results have been reviewed by an independent third party and accepted by the Board of Directors. Testing of non-critical systems that do not provide primary support to core business processes will be evaluated and accomplished on a priority basis as time permits.

5. Implementation - All critical systems have been renovated and tested and are operating in an on-line environment. This phase was substantially complete as of June 30, 1999. Ongoing vigilance will ensure that any routine upgrades to critical systems prior to December 31, 1999 are properly implemented and do not negatively impact Y2K readiness.

6. Contingency Planning - The Company has developed a comprehensive Y2K Contingency Plan to minimize disruption of normal service levels, and risk of loss from safety and soundness, profitability and customer confidence concerns. The Y2K Contingency Master Plan is further defined in two specific contingency plans: the Business Resumption Contingency Plan and the Remediation Contingency Plan. The contingency plan includes strategies for meeting increased cash and liquidity needs through the first few months of the Year 2000. The Company's Board of Directors has reviewed and approved the entire Contingency Plan and the contingency planning phase is considered substantially complete as of June 30,1999. The Contingency Plan will be reviewed frequently to ensure that new information is incorporated into the plan.

     Management will continue efforts to promote customer confidence and public education on Y2K issues. The Company's Y2K readiness effort is on track and management is confident that the Company will complete a smooth transition into the next century.

PART II.                     OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

On May 13, 1999, the Company's Registration Statement on Form SB-2 (File No. 333-74827) covering up to 925,750 shares of common stock at $10.00 per share to be issued in connection with the Company's initial public offering was declared effective. The offering commenced on May 21, 1999 and terminated on June 21, 1999. The offering closed on July 1, 1999 and 655,415 shares of Company common stock, par value $0.01 per share, were sold at a price of $10.00 per share. Charles Webb & Company, a division of Keefe, Bruyette & Woods, Inc. ("Webb") acted as Investment Advisor to the Company and assisted in the sale of the Company's common stock on a "best efforts" basis.

Since the effective date of the registration statement, the Company incurred $687,000 in expenses in connection with the issuance and distribution of the securities registered. $152,000 was paid to or on behalf of Webb and $535,000 represented other expenses of the offering. No such payments were made either directly or indirectly to directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

In connection with the offering, the Company received $5.9 million in proceeds after deducting expenses. The Company intends to utilize $0.8 million of the net proceeds as working capital. Initially, the Company has invested those funds in short-term liquid assets. The Company loaned $0.5 million of the net proceeds to the Employee Stock Ownership Plan to purchase Company common stock and $4.6 million of the net proceeds was used to purchase all of the stock of the Company's wholly-owned subsidiary, Alaska Pacific Bank. No direct or indirect payments to directors or officers of the Company or their associates, or ten percent owners of the Company, or affiliates of the Company were made by the Company from the net proceeds.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None

Item 5.   Other Information
          -----------------

None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits
           3.1  Articles of Incorporation of Alaska Pacific Bancshares, Inc.*
           3.2  Bylaws of Alaska Pacific Bancshares, Inc.*
          10.1  Alaska Pacific Bank 401(k) Savings Plan*
            27  Financial Data Schedule

          No reports on Form 8-K were filed during the quarter ended March 31, 1999.

-----------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2, as amended (File No. 333-74827)

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alaska Pacific Bancshares, Inc.


Date: August 13, 1999              /s/ Craig E. Dahl
                                  ----------------------------------------
                                  Craig E. Dahl
                                  President and Chief Executive Officer


                                  Alaska Pacific Bancshares, Inc.




Date: August 13, 1999             /s/ Roger K. White
                                  ----------------------------------------
                                  Roger K. White
                                  Senior Vice President and
                                   Chief Financial Officer