Form 10QSB
period 1999-06-30
ALASKA PACIFIC BANCSHARES INC
filed 1999-08-13
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
 ---  Act of 1934

For the quarterly period ended June 30, 1999

      Transition report under Section 13 or 15(d) of the Exchange Act
 ---  For the transition period from                to
                                     -------------     -----------

                      Commission file number    0-26003

                       ALASKA PACIFIC BANCSHARES, INC.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


         Alaska                                     92-0167101
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

   -0-  shares outstanding on June 30, 1999
  -----

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

                 Alaska Pacific Bancshares, Inc. and Subsidiary
                                 Juneau, Alaska

                                     INDEX


PART I.                                                             Page(s)
-------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets - (Unaudited) as of December 31,
1998 and June 30, 1999.............................................    1

Consolidated Statements of Income (Unaudited) for the three- and
six-month periods ended June 30, 1998 and 1999.....................    2

Consolidated Statements of Cash Flows - (Unaudited) for the three-
and six-months ended June 30, 1998 and 1999........................    3

Notes to (Unaudited) Consolidated Financial Statements ............    4

Item 2.

Management's Discussion and Analysis of  Financial Condition and
Results of Operations..............................................    6

PART II.
--------

OTHER INFORMATION

Item 1. Legal Proceedings..........................................   11

Item 2. Changes in Securities and Use of Proceeds..................   11

Item 3. Defaults Upon Senior Securities............................   11

Item 4. Submission of Matters to a Vote of Security Holders........   11

Item 5. Other Information..........................................   11

Item 6. Exhibits and Reports on Form 8-K...........................   11

Signatures.........................................................   12

ITEM 1.  Financial Statements

                 Alaska Pacific Bancshares, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                (Unaudited)
                              (in thousands)

                                                   June 30,     December 31,
                                                    1999           1998
------------------------------------------------------------------------------
Assets
Cash and due from banks                           $   4,342     $   3,201
Interest-earning deposits in banks                    9,340        11,383
------------------------------------------------------------------------------
Total cash and cash equivalents                      13,682        14,584
Investment securities available for sale,
 at fair value (amortized cost: 1999 - $15,522;
 1998 - $18,474)                                     15,073        18,176
Federal Home Loan Bank stock                          1,313         1,265
Loans held for sale                                     437           899
Loans                                                81,727        71,510
Less allowance for loan losses                          670           674
------------------------------------------------------------------------------
Loans, net                                           81,057        70,836
Accrued interest receivable                             601           593
Premises and equipment                                3,575         3,306
Foreclosed properties                                   155           311
Other assets                                          1,144           836
------------------------------------------------------------------------------
Total Assets                                      $ 117,037     $ 110,806
==============================================================================
Liabilities and Equity Capital
Deposits:
Noninterest-bearing demand                        $   4,908     $   5,046
Interest-bearing demand                              25,889        25,570
Money market                                         15,716        15,872
Savings                                              22,775        18,674
Certificates of deposit                              37,525        36,783
------------------------------------------------------------------------------
Total deposits                                      106,813       101,945
Federal Home Loan Bank advances                           -             -
Advances from borrowers for taxes and insurance       1,880           866
Accounts payable and accrued expenses                   249           240
Accrued interest payable                                436           389
Other liabilities                                       448           116
------------------------------------------------------------------------------
Total liabilities                                   109,826       103,556
Equity capital:
Retained earnings                                     7,660         7,548
Accumulated other comprehensive income (loss)          (449)         (298)
------------------------------------------------------------------------------
Total equity capital                                  7,211         7,250
------------------------------------------------------------------------------
Total Liabilities and Equity Capital              $ 117,037     $ 110,806
==============================================================================

See notes to unaudited interim financial statements.

               Alaska Pacific Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Income
                                (Unaudited)
                               (in thousands)

                                  Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                ----------------------------------------------
                                  1999        1998        1999         1998
------------------------------------------------------------------------------
Interest Income
  Loans                         $  1,713    $  1,686    $  3,347    $  3,403
  Investment securities              230         306         479         616
  Interest-earning deposits in
   banks                              80          65         185         189
------------------------------------------------------------------------------
    Total interest income          2,023       2,057       4,011       4,208
Interest Expense
  Deposits                           871         894       1,734       1,822
  Federal Home Loan Bank advances     16          33          20         165
------------------------------------------------------------------------------
    Total interest expense           887         927       1,754       1,987
------------------------------------------------------------------------------
  Net Interest Income              1,136       1,130       2,257       2,221
Provision for loan losses              -          15          15          30
------------------------------------------------------------------------------
  Net interest income after
   provision for loan losses       1,136       1,115       2,242       2,191
Noninterest Income
  Mortgage servicing income           50          57         102         116
  Service charges on deposit
   accounts                           83          28         159          89
  Other service charges and fees      46          36          73          66
  Gain on sale of mortgage loans      25         136          31         212
------------------------------------------------------------------------------
    Total noninterest income         204         257         365         483
Noninterest Expense
  Compensation and benefits          659         628       1,300       1,256
  Occupancy                          261         249         520         509
  Data processing                     96          79         178         158
  Professional and consulting fees    31          39          65          81
  Marketing and public relations      34          43          67          79
  Cost of operations of foreclosed
   properties                          1           -           1           -
  Other                              199         178         364         331
------------------------------------------------------------------------------
    Total noninterest expense      1,281       1,216       2,495       2,414
------------------------------------------------------------------------------
    Income before income tax          59         156         112         260
Income tax                             -           -           -           -
------------------------------------------------------------------------------
  Net Income                    $     59    $    156    $    112    $    260
==============================================================================

See notes to unaudited interim financial statements.

               Alaska Pacific Bancshares. Inc. and Subsidiary
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                              (in thousands)

                                  Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                ----------------------------------------------
                                  1999        1998        1999         1998
------------------------------------------------------------------------------
Operating Activities
Net income                      $     59    $    156    $    112    $    260
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Provision for loan losses           -          15          15          30
   Gain on sale of foreclosed
    properties                         -           -          (9)          -
   Depreciation and amortization      94          93         183         185
   Federal Home Loan Bank stock
     dividends                       (24)        (23)        (48)        (45)
   Amortization of fees, discounts,
     and premiums, net               (12)        (13)        (13)         (8)
   Cash provided by changes in
    operating assets and
    liabilities:
       Accrued interest receivable    34          48          (8)         48
       Loans held for sale           502         229         462         (94)
       Other assets                 (221)       (182)       (308)       (280)
       Advances from borrowers for
        taxes and insurance          392         589       1,014       1,297
       Accrued interest payable      (94)       (182)         47         194
       Accounts payable and accrued
        expenses                     (77)         56           9          98
       Other liabilities             139          58         332         272
------------------------------------------------------------------------------
        Net cash provided by
         operating activities        792         844       1,788       1,957
Investing Activities
  Purchase of investment
   securities available for sale       -           -      (3,000)          -
  Maturities and principal
   repayments of:
    Investment securities
     available for sale            2,069         630       5,890       1,104
    Investment securities held
     to maturity                       -         192           -         304
  Proceeds from sale of
   foreclosed properties               -           -         165           -
  Loan originations, net of
   principal repayments           (5,305)      3,039     (10,161)      6,977
  Purchase of premises and
   equipment                        (130)        (39)       (452)       (138)
------------------------------------------------------------------------------
    Net cash provided by (used
     in) investing activities     (3,366)      (3,822)     (7,558)      8,247
Financing Activities
  Net decrease in Federal
   Home Loan Bank advances       (2,100)      (5,000)          -      (9,000)
  Net increase (decrease) in
   demand and savings deposits    5,525       (1,997)      4,126      (1,247)
  Net increase (decrease) in
   certificates of deposit        1,559         (451)        742        (745)
------------------------------------------------------------------------------
    Net cash provided by (used
     in) financing activities     4,984        7,448       4,868     (10,992)
------------------------------------------------------------------------------
Increase (decrease) in
 cash and cash equivalents        2,410       (2,782)       (902)       (788)
Cash and cash equivalents
 at beginning of year            11,272       12,124      14,584      10,130
------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                 $13,682     $  9,342    $ 13,682    $  9,342
==============================================================================
Supplemental information:
  Cash paid for interest        $ 4,125     $  4,213    $  3,613    $  3,837
  Loans foreclosed and
   transferred to
   foreclosed properties              -            -         311           -
  Net change in unrealized
   loss on securities
   available for sale              (159)         (22)       (147)         22

See notes to unaudited interim financial statements.

                Alaska Pacific Bancshares, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 1 - Conversion to Stock Ownership

On July 1, 1999, Alaska Federal Savings Bank consummated its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to a Plan of Conversion. The conversion was approved by the membership of Alaska Federal on June 21, 1999. Concurrent with the conversion, Alaska Federal changed its name to Alaska Pacific Bank. Alaska Pacific Bancshares, Inc. was formed for the purpose of becoming the holding company of the Bank upon its conversion. The Company sold 655,415 shares in a subscription and community offering during June of 1999, which, after giving effect to offering expenses of approximately $687,000, resulted in net proceeds of $5,867,000 ($5,343,000 excluding purchases by the Employee Stock Ownership Plan). The Company transferred approximately $4.6 million to the Bank in exchange for all of its stock.

Note 2 - Basis of Presentation

While the accompanying financial statements of the Company are presented on a consolidated basis with those of Alaska Pacific Bank (formerly Alaska Federal Savings Bank), the Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations as of June 30, 1999. Therefore, the financial statements presented include only the accounts and operations of Alaska Pacific Bank. Because the Company had no shares outstanding prior to July 1, 1999, earnings per share information is not presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They should be read in conjunction with the audited financial statements of Alaska Federal Savings Bank for the year ended December 31, 1998 filed as part of the registration statement on Form SB-2 for Alaska Pacific Bancshares, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 3 - Capital Compliance

At June 30, 1999, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at June 30, 1999:

(dollars in thousands)
------------------------------------------------------------------------------
Tangible Capital:
Actual                          $7,660            6.59%
Required                         1,745            1.50
------------------------------------------------------------------------------
Excess                          $5,915            5.09%
==============================================================================
Core Capital:
Actual                          $7,660            6.59%
Required                         3,489            3.00
------------------------------------------------------------------------------
Excess                          $4,171            3.59%
==============================================================================
Total Risk-Based Capital:
Actual                          $8,330           11.59%
Required                         5,748            8.00
------------------------------------------------------------------------------
Excess                          $2,582            3.59%
==============================================================================

Note 4 - Comprehensive Income

The Company's only item of comprehensive income other than net income is net unrealized gains or losses on securities available for sale. Following is a summary of accumulated other comprehensive income:

                                                               Year Ended
                                  Six Months Ended June 30,    December 31,
(in thousands)                       1999          1998           1998
------------------------------------------------------------------------------
Balance at beginning of period      $(298)       $  (72)        $  (72)
Change in net unrealized gains
 and losses on securities
 available for sale                  (151)           22            (68)
Cumulative effect of
 reclassification from
 securities held to maturity
 to securities available for sale       -             -           (158)
------------------------------------------------------------------------------
Balance at end of period            $(449)       $  (50)        $ (298)
==============================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

     Total assets were $117.0 million at June 30, 1999 compared to $110.8 million at December 31, 1998, a 5.6% increase. This increase resulted primarily from an increase in loans, funded by increased deposits and reductions in short-term investments and interest-earning deposits in banks.

     Cash and cash equivalents were $13.7 million at June 30, 1999, compared to $14.6 million at December 31, 1998. Investment securities available for sale were $15.1 million at June 30, 1999, compared to $18.2 million at December 31, 1998. These decreases primarily reflect the decrease in liquidity as a result of increased loans, net of increased deposits.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 27.1% and 32.6% at June 30, 1999 and December 31, 1998, respectively. The Company has consistently maintained liquidity levels in excess of regulatory requirements.

     Loans, net, were $81.1 million at June 30, 1999 compared to $70.8 million at December 31, 1998, a significant 14.4% increase. This $10.2 million increase resulted primarily from increased originations of both mortgage and nonmortgage loans, as well as retaining the majority of mortgage loans originated during the period, rather than selling them in the secondary market.

     Deposits were $106.8 million at June 30, 1999 compared to $101.9 million at December 31, 1998, a 4.8% increase. This $4.9 million increase resulted primarily from the Company's subscription and community stock offering in June of 1999. The proceeds were held in deposit accounts through June 30, pending closing of the transaction.

     Retained net income of $112,000 and an increase in unrealized losses on securities of $159,000 for the six months ended June 30, 1999 resulted in total equity of $7.2 million at June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and
1998

     General. During the first half of 1999, the Company began to reverse a decline in total loans by increasing loan originations and by retaining a substantial portion of mortgage loan production. By adding a balance of mortgage and nonmortgage loans to the portfolio, it is management's intention to build a base for enhanced net interest income, while maintaining interest-rate risk at acceptable levels.

     Net Income. Net income for the first half of 1999 was $112,000 compared to $260,000 for the same period in 1998, a decrease of $148,000. The decrease resulted primarily from a $181,000 decrease in gains on sale of mortgage loans.

     Net Interest Income. Net interest income increased a moderate 1.6% to $2.26 million for the first half of 1999, compared with $2.22 million for the same period in 1998. In comparing the two periods, both interest income and interest expense were lower in 1999 due to a lower interest rate level in general, but moderately higher long-term rates tended to reduce deposit rates to a relatively greater extent than loan and investment rates.

     Provision for Loan Losses. The provision for loan losses was reduced to $15,000 in the first half of 1999 from $30,000 in the first half of 1998. This reduction was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.

     Noninterest Income. Noninterest income declined 24.4% to $365,000 in the first half of 1999 compared with $483,000 for the first half of 1998. The decline resulted primarily from a $181,000 decrease in gain on sale of mortgage loans. The majority of mortgage loans originated during the first half of 1999 were retained in the loan portfolio, rather than being sold in the secondary market, as was the case during the same period in 1998. Despite selling mortgage loans, and retaining the related servicing rights, during much of 1998, mortgage servicing income has declined gradually due to rapid prepayments in the servicing portfolio in 1998, as well as rising amortization expense on capitalized mortgage servicing rights. As a result, mortgage servicing income declined to $102,000 for the first half of 1999 compared with $116,000 in the half quarter of 1998.

     Offsetting the declines in mortgage-related income was a significant 49.7% increase in service charges on deposit accounts and other service charges and fees, which amounted to $232,000 in the first half of 1999, compared to $155,000 in the first half of 1998. This increase resulted from increases in both the number of accounts and the rates charged.

     Noninterest Expense. In total, noninterest expense increased 3.4% to $2.5 million for the first half of 1999 compared with $2.4 million for the same period in 1998. Compensation and benefits increased 3.5% and other expenses increased 3.2%. In addition to moderately higher salaries and prices, the increases are due to gradual additions to facilities, technology, and personnel to enable capacity for higher asset levels in the future.

     Income Taxes.   No income tax expense was recognized for each of the six
month periods ended June 30, 1999 or 1998 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2012.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

     Net Income. Net income for the second quarter of 1999 was $59,000 compared to $156,000 for same period in 1998, a decrease of $97,000. The decrease resulted primarily from a $111,000 decrease in gains on sale of mortgage loans.

     Net Interest Income. Net interest income was approximately unchanged at $1.13 million for each of the three month periods ended June 30, 1999. In comparing the two periods, both interest income and interest expense were lower in 1999 due to a lower interest rate level in general.

     Provision for Loan Losses. There was no provision for loan losses in the second quarter of 1999, compared with $15,000 for the same period in 1998. A reduction in the provision was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.

     Noninterest Income. Noninterest income declined 20.6% to $204,000 in the second quarter of 1999 compared with $257,000 for the second quarter of 1998. The decline resulted primarily from a $111,000 decrease in gain on sale of mortgage loans. The majority of mortgage loans originated during the quarter were retained in the loan portfolio, rather than being sold in the secondary market, as was the case in 1998. Despite selling mortgage loans, and retaining the related servicing rights, during much of 1998, mortgage servicing income has declined gradually due to rapid prepayments in the servicing portfolio in 1998, as well as rising amortization expense on capitalized mortgage servicing rights. As a result, mortgage servicing income declined to $50,000 for the second quarter of 1999 compared with $57,000 for the same period in 1998.

     Offsetting the declines in mortgage-related income was a significant 101.6% increase in service charges on deposit accounts and other service charges and fees, which amounted to $129,000 in the second quarter of 1999, compared to $64,000 in the second quarter of 1998. This increase resulted from increases in both the number of accounts and the rates charged.

     Noninterest Expense. In total, noninterest expense increased 5.3% to $1.28 million for the second quarter of 1999 compared with $1.22 million for the same period in 1998. Compensation and benefits increased 4.9% and other expenses increased 5.8%. In addition to moderately higher salaries and prices, the increases are due to gradual additions to facilities, technology, and personnel to enable capacity for higher asset levels in the future.

     Income Taxes. No income tax expense was recognized for each of the three month periods ended June 30, 1999 or 1998 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2012.

Nonperforming Assets

     At June 30, 1999, the Company had one nonaccrual consumer loan for $23,000, and no nonaccrual loans at December 31, 1998. At June 30, 1999 and December 31, 1998, the Company had no troubled debt restructurings or accruing loans 90 days or more past due. Foreclosed properties at June 30, 1999 consisted of one single family residential property for $155,000, a reduction from two properties at December 31, 1998 totaling $311,000.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 27.1% and 32.6% at June 30, 1999 and December 31, 1998, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements. At June 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, at June 30, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

     The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at June 30, 1999. See Note 3 of the Notes to Consolidated Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 1999.

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

PART II.                      OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

None

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

          No reports on Form 8-K were filed during the quarter ended June 30, 1999.
-----------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2, as amended (File No. 333-74827)

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