Form 10QSB
period 1999-09-30
ALASKA PACIFIC BANCSHARES INC
filed 1999-11-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the
    transition period from                to
                           -------------     ---------------
                 Commission file number    0-26003

                         ALASKA PACIFIC BANCSHARES, INC.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Alaska                                          92-0167101
---------------------------------------------        -------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
 or Organization)                                       Identification No.)

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

      X   Yes             No
    -----          ------
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    655,415     shares outstanding on September 30, 1999
    -------
Transitional Small Business Disclosure Format (check one):

          Yes         X   No
    -----          ------

               Alaska Pacific Bancshares, Inc. and Subsidiary
                             Juneau, Alaska

                               INDEX


PART I.                                                             Page(s)
-------
FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets (Unaudited) as of December 31, 1998
  and September 30, 1991................................................  1

Consolidated Statements of Income (Unaudited) for the three- and six-
  month periods ended September 30, 1998 and 1999.......................  2

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and 1999.......................................  3

Notes to (Unaudited) Consolidated Financial Statements..................  4

Item 2.

Management's Discussion and Analysis of  Financial Condition and
Results of Operations...................................................  6

PART II.
--------
OTHER INFORMATION

Item 1. Legal Proceedings............................................... 13

Item 2. Changes in Securities and Use of Proceeds....................... 13

Item 3. Defaults Upon Senior Securities................................. 13

Item 4. Submission of Matters to a Vote of Security Holders............. 13

Item 5. Other Information............................................... 13

Item 6. Exhibits and Reports on Form 8-K................................ 13

Signatures ............................................................. 14

ITEM 1.  Financial Statements

                Alaska Pacific Bancshares, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                (Unaudited)

                                                   September 30, December 31,
(in thousands)                                        1999          1998
------------------------------------------------------------------------------

Assets
Cash and due from banks                            $  3,944      $  3,201
Interest-earning deposits in banks                    5,723        11,383
------------------------------------------------------------------------------
  Total cash and cash equivalents                     9,667        14,584
Investment securities available for sale, at fair
  value (amortized cost: 1999 - $24,448; 1998
  - $18,474)                                         23,924        18,176
Federal Home Loan Bank stock                          1,336         1,265
Loans held for sale                                     365           899
Loans                                                85,105        71,510
  Less allowance for loan losses                        653           674
------------------------------------------------------------------------------
    Loans, net                                        8,452        70,836
Accrued interest receivable                             661           593
Premises and equipment                                3,716         3,306
Foreclosed properties                                    --           311
Other assets                                          1,030           836
------------------------------------------------------------------------------
Total Assets                                       $125,151      $110,806
==============================================================================

Liabilities and Equity Capital
Deposits:
  Noninterest-bearing demand                       $  8,023      $  5,046
  Interest-bearing demand                            24,363        25,570
  Money market                                       15,509        15,872
  Savings                                            17,205        18,674
  Certificates of deposit                            35,289        36,783
------------------------------------------------------------------------------
    Total deposits                                  100,389       101,945
Federal Home Loan Bank advances                      10,900            --
Advances from borrowers for taxes and insurance         180           866
Accounts payable and accrued expenses                   188           240
Accrued interest payable                                591           389
Other liabilities                                       316           116
------------------------------------------------------------------------------
    Total liabilities                               112,564       103,556
Equity capital:
  Common stock ($0.01 par value; 20,000,000 shares
    authorized; 655,415 shares issued and outstanding,
    including 52,433 unearned shares held by ESOP)        7            --
  Additional paid-in capital                          5,847            --
  Retained earnings                                   7,780         7,548
  Accumulated other comprehensive income (loss)        (523)         (298)
  Unearned ESOP shares                                 (524)           --
------------------------------------------------------------------------------
     Total equity capital                            12,587         7,250
------------------------------------------------------------------------------
Total Liabilities and Equity Capital               $125,151      $110,806
==============================================================================


See notes to unaudited interim financial statements.

              Alaska Pacific Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Income
                               (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
(dollars in thousands,                 --------------------------------------
except per share)                       1999       1998      1999      1998
------------------------------------------------------------------------------
Interest Income
 Loans                                 $1,796    $1,601     $5,143    $5,003
 Investment securities                    313       292        792       909
 Interest-earning deposits in banks        79       120        264       309
------------------------------------------------------------------------------
     Total interest income              2,188     2,013      6,199     6,221
Interest Expense
 Deposits                                 858       901      2,593     2,724
 Federal Home Loan Bank advances           63         -         82       165
------------------------------------------------------------------------------
     Total interest expense               921       901      2,675     2,889
------------------------------------------------------------------------------
 Net Interest Income                    1,267     1,112      3,524     3,332
Provision for loan losses                   -        15         15        45
------------------------------------------------------------------------------
 Net interest income after provision
  for loan losses                       1,267     1,097      3,509     3,287
Noninterest Income
 Mortgage servicing income                 47        59        149       175
 Service charges on deposit accounts       86        47        245       136
 Other service charges and fees            37        34        110       100
 Gain on sale of mortgage loans            11        49         42       262
------------------------------------------------------------------------------
     Total noninterest income             181       189        546       673
Noninterest Expense
 Compensation and benefits                697       615      1,997     1,870
 Occupancy                                272       247        793       756
 Data processing                           90        77        268       235
 Professional and consulting fees          36        33        101       114
 Marketing and public relations            55        29        122       108
 Cost of (gain on) operations of
   foreclosed properties                   (3)        -         (2)        -
 Other                                    181       173        544       505
------------------------------------------------------------------------------
     Total noninterest expense          1,328     1,174      3,823     3,588
------------------------------------------------------------------------------
       Income  before income tax          120       112        232       372
Income tax                                  -         -          -         -
------------------------------------------------------------------------------
  Net Income                           $  120    $  112     $  232    $  372
==============================================================================
Basic earnings per share               $ 0.20       N/A        N/A       N/A
==============================================================================
Diluted earnings per share             $ 0.20       N/A        N/A       N/A
==============================================================================
See notes to unaudited interim financial statements.

              Alaska Pacific Bancshares. Inc. and Subsidiary
                  Consolidated Statements of Cash Flows
                              (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                         -----------------
(in thousands)                                           1999         1998
------------------------------------------------------------------------------
Operating Activities
Net income                                              $  232       $  372
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                15           45
   Depreciation and amortization                           279          267
   Federal Home Loan Bank stock dividends                  (71)         (67)
   Amortization of fees, discounts, and premiums, net      (31)           2
   Cash provided by changes in operating assets and
     liabilities:
       Accrued interest receivable                         (68)          62
       Loans held for sale                                 534          316
       Other assets                                       (194)        (302)
       Advances from borrowers for taxes and insurance    (686)        (619)
       Accrued interest payable                            202          457
       Accounts payable and accrued expenses               (52)          74
       Other liabilities                                   200          131
------------------------------------------------------------------------------
         Net cash provided by operating activities         360          738
Investing Activities
  Purchase of investment securities available for sale (12,750)           -
  Maturities and principal repayments of:
    Investment securities available for sale             6,702        3,638
    Investment securities held to maturity                   -          430
  Proceeds from sale of foreclosed properties              311            -
  Loan originations, net of principal repayments       (13,525)      10,183
  Purchase of premises and equipment                      (689)        (381)
------------------------------------------------------------------------------
     Net cash provided by (used in) investing
       activities                                      (19,951)      13,870
Financing Activities
  Proceeds from issuance of common stock                 5,330            -
  Net decrease in Federal Home Loan Bank advances       10,900       (9,000)
  Net increase (decrease) in demand and savings
    deposits                                               (62)       2,195
  Net decrease in certificates of deposit               (1,494)        (901)
------------------------------------------------------------------------------
     Net cash provided by (used in) financing
       activities                                       14,674       (7,706)
------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        (4,917)       6,902
Cash and cash equivalents at beginning of year          14,584       10,130
------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $ 9,667      $17,032
==============================================================================
Supplemental information:
 Cash paid for interest                                $ 2,555      $ 2,597
 Loans foreclosed and transferred to foreclosed
   properties                                                -          311
 Net change in unrealized loss on securities
   available for sale                                     (225)          28

          Alaska Pacific Bancshares, Inc. and Subsidiary
            Notes to Consolidated Financial Statements
                            (Unaudited)

Note 1 - Conversion to Stock Ownership

On July 1, 1999, Alaska Federal Savings Bank ("the Bank") consummated its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to a Plan of Conversion. The conversion was approved by the membership of Alaska Federal on June 21, 1999. Concurrent with the conversion, Alaska Federal changed its name to Alaska Pacific Bank. Alaska Pacific Bancshares, Inc. was formed for the purpose of becoming the holding company of the Bank upon its conversion.
The Company sold 655,415 shares in a subscription and community offering during June 1999, which, after giving effect to offering expenses of approximately $700,000, resulted in net proceeds of $5,854,000 ($5,330,000 excluding purchases by the Employee Stock Ownership Plan). The Company transferred approximately $4.6 million to the Bank in exchange for all of its stock.

Note 2 - Basis of Presentation

While the accompanying financial statements of the Company are presented on a consolidated basis with those of the Bank, the Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations prior to July 1, 1999. Therefore, the financial statements presented include only the accounts and operations of the Bank prior to that date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They should be read in conjunction with the audited financial statements of the Bank for the year ended December 31, 1998 filed as part of the registration statement on Form SB-2 for Alaska Pacific Bancshares, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 3 - Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but reflects the potential dilution of any common stock equivalents. The Company had no such common stock equivalents for any of the periods presented. Shares of common stock held by the ESOP that have not been allocated (nor committed to be released for allocation) to participants are not considered to be outstanding for purposes of calculating basic or diluted EPS.

Weighted average common shares outstanding for the three months ended September 30, 1999 were 602,982 shares, excluding 52,433 unallocated shares in the ESOP.

Because the Company had no shares outstanding prior to consummating the initial stock offering on July 1, 1999, earnings per share information is not presented for periods beginning before that date.

Note 4 - Capital Compliance

At September 30, 1999, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at September 30, 1999:


(dollars in thousands)
-----------------------------------------------------------------------------
Tangible Capital:
  Actual                                 $11,850                     9.63%
  Required                                 1,846                     1.50
-----------------------------------------------------------------------------
  Excess                                 $10,004                     8.13%
=============================================================================

Core Capital:
  Actual                                 $11,850                     9.63%
  Required                                 3,692                     3.00
-----------------------------------------------------------------------------
  Excess                                  $8,158                     6.63%
=============================================================================

Total Risk-Based Capital:
  Actual                                 $12,503                    17.10%
  Required                                 5,851                     8.00
-----------------------------------------------------------------------------
  Excess                                 $ 6,652                     9.10%
=============================================================================

Note 5 - Comprehensive Income

The Company's only item of comprehensive income other than net income is net unrealized gains or losses on securities available for sale. Following is a summary of accumulated other comprehensive income:


                                       Nine Months Ended          Year Ended
                                         September 30,           December 31,
(in thousands)                        1999         1998              1998
-----------------------------------------------------------------------------
Balance at beginning of period      $(298)      $  (72)            $  (72)
Change in net unrealized gains
 and losses on securities available
 for sale                            (225)          28                (68)
Cumulative effect of reclassification
 from securities held to maturity to
 securities available for sale          -            -               (158)
-----------------------------------------------------------------------------
Balance at end of period            $(523)      $  (44)             $(298)
=============================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to changes. Accordingly, there can be no assurance that many of these strategies will be implemented or, if implemented, achieve the amounts described or within the time periods currently estimated.

General

     The Company was organized for the purpose of becoming the holding company for Alaska Pacific Bank (formerly Alaska Federal Savings Bank) ("the Bank") upon its conversion from a federal mutual to a federal stock savings bank.
The conversion was completed on July 1, 1999. The Company operates principally in the business of attracting deposits and making real estate, consumer, and commercial loans. The Bank, with its headquarters in Juneau, Alaska, operates through seven offices in southeast Alaska.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

     Total assets were $125.2 million at September 30, 1999 compared to $110.8 million at December 31, 1998, a 12.9% increase. This increase resulted primarily from an increase in loans and investment securities, funded by Federal Home Loan Bank advances and reductions in short-term investments and interest-earning deposits in banks.

      Cash and cash equivalents were $9.7 million at September 30, 1999, compared to $14.6 million at December 31, 1998. The liquidity was used primarily to fund loan growth.

      Investment securities available for sale increased 31.3% to $23.9 million at September 30, 1999, compared to $18.2 million at December 31, 1998. The increase is due to the purchase of $9.8 million of mortgage-backed securities, net of maturities of short- term investments as well as normal principal reductions.

      Loans, net, were $84.5 million at September 30, 1999 compared to $70.8 million at December 31, 1998, a significant 19.2% increase. This increase resulted primarily from increased originations of both mortgage and nonmortgage loans, as well as retaining a large portion of mortgage loans originated during the period, rather than selling them in the secondary market.

      Deposits were $100.4 million at September 30, 1999 compared to $101.9 million at December 31, 1998, a 1.5% decrease. The decrease was at least partially the result of customer purchases of stock in the Company's subscription and community stock offering using funds previously held in deposits.
                                7

     Federal Home Loan Bank advances grew to $10.9 million at September 30, 1999, compared with zero at December 31, 1999. The advances were used to fund loan demand as well as purchase investment securities.

     Net proceeds from the Company's stock offering of $5.3 million, along with net income for the period of $232,000 and an increase in unrealized losses on securities of $225,000, resulted in total shareholders' equity of $12.6 million at September 30, 1999, compared with $7.3 million at December 31, 1999.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

     Net Income. Net income for the third quarter of 1999 increased to $120,000 compared to $112,000 for same period in 1998. Excluding a $38,000 decrease in gains on sale of mortgage loans, income for the quarter increased $46,000 over the third quarter of 1998.

     Net Interest Income. Net interest income increased $155,000 to $1.3 million for the first nine months of 1999, compared with $1.1 million for the same period in 1998. Average earning assets for the third quarter increased to $111.2 million from $99.7 million in 1998, while the net interest margin on earning assets increased to 4.56% in 1999 from 4.46% in 1998. The increase in margin is primarily due to a shift from short-term investments to loans and longer-term securities.

     Provision for Loan Losses. There was no provision for loan losses in the second quarter of 1999, compared with $15,000 for the same period in 1998. A reduction in the provision was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.

     Noninterest Income. Noninterest income declined $8,000 to $181,000 in the third quarter of 1999 compared with $189,000 for the same quarter in 1998. The decline resulted primarily from a $38,000 decrease in gains on sale of mortgage loans. The majority of mortgage loans originated during 1999 have been retained in the loan portfolio, rather than being sold in the secondary market, as was the case during most of 1998. Despite selling the majority of mortgage loans (and retaining the related servicing rights) during most of 1998, mortgage servicing income has declined gradually due to rapid prepayments in the servicing portfolio in 1998, as well as rising amortization expense on capitalized mortgage servicing rights. As a result, mortgage servicing income for quarter declined to $47,000 in 1999 compared with $59,000 in 1998.

     Offsetting the declines in mortgage-related income was a significant 51.8% increase in service charges on deposit accounts and other service charges and fees, which amounted to $123,000 in the third quarter of 1999, compared to $81,000 in the third quarter of 1998. This increase resulted from increases in both the number of accounts and the rates charged.

     Noninterest Expense. Noninterest expense increased 13.1% to $1.3 million for the third quarter of 1999 compared with $1.2 million for the same period in 1998. Compensation and benefits increased 13.3% and other expenses increased 12.9%. In addition to moderately higher salaries and prices, the increases are due to continuing additions to facilities, technology, and personnel to enable capacity for higher asset levels in the future. In August 1999, the Bank opened a third branch in Juneau, bringing the total to seven branches at September 30, 1999.

     Income Taxes.   No income tax expense was recognized for each of the
three-month periods ended September 30, 1999 and 1998 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

     General. During 1999, the Company has begun to reverse a decline in total loans by increasing loan originations and by retaining a substantial portion of mortgage loan production. By adding a balance to the portfolio of fixed-rate mortgages and nonmortgage loans, it is management's intention to build a base for enhanced net interest income, while maintaining interest-rate risk at acceptable levels.

     Net Income. Net income for the first nine months of 1999 was $232,000 compared to $372,000 for the same period in 1998, a decrease of $140,000. The decrease resulted primarily from a $220,000 decrease in gains on sale of mortgage loans. Excluding such gains in both periods, income increased by $80,000.

     Net Interest Income. Net interest income increased $192,000 to $3.5 million for the first nine months of 1999, compared with $3.3 million for the same period in 1998. Average earning assets for the nine-month period increased to $105.9 million from $102.9 million for the same period in 1998, while the net interest margin on earning assets increased to 4.44% in 1999 from 4.32% in 1998. The increase in margin is primarily due to a gradual shift from short- term investments to loans and longer-term securities.

     Provision for Loan Losses. The provision for loan losses was reduced to $15,000 in the first nine months of 1999 from $45,000 for the same period in 1998. This reduction was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.

     Noninterest Income. Noninterest income declined $127,000 to $546,000 in the first nine months of 1999 compared with $673,000 for the same period in 1998. The decline resulted primarily from a $220,000 decrease in gains on sale of mortgage loans. The majority of mortgage loans originated during the first nine months of 1999 were retained in the loan portfolio, rather than being sold in the secondary market, as was the case during most of 1998. Despite selling the majority of mortgage loans (and retaining the related servicing rights) during most of 1998, mortgage servicing income has declined gradually due to rapid prepayments in the servicing portfolio in 1998, as well as rising amortization expense on capitalized mortgage servicing rights. As a result, mortgage servicing income for the nine-month period declined to $149,000 in 1999 compared with $175,000 in 1998.

     Offsetting the declines in mortgage-related income was a significant 50.4% increase in service charges on deposit accounts and other service charges and fees, which amounted to $355,000 in the first nine months of 1999, compared to $236,000 in the first nine months of 1998. This increase resulted from increases in both the number of accounts and the rates charged.

     Noninterest Expense. Noninterest expense increased 6.5% to $3.8 million for the first nine months of 1999 compared with $3.6 million for the same period in 1998. Compensation and benefits increased 6.8% and other expenses increased 6.3%. In addition to moderately higher salaries and prices, the increases are due to continuing additions to facilities, technology, and personnel to enable capacity for higher asset levels in the future. In August 1999, the Bank opened a third branch in Juneau, bringing the total to seven branches at September 30, 1999.

     Income Taxes.   No income tax expense was recognized for each of the
nine-month periods ended September 30, 1999 and 1998 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2012.

Nonperforming Assets

     At September 30, 1999, the Company had one nonaccrual loan for $36,000, and no nonaccrual loans at December 31, 1998. At September 30, 1999 and December 31, 1998, the Company had no accruing loans 90 days or more past due.
 The Company had troubled debt restructurings of $71,000 at September 30, 1999 and none at December 31, 1998. There were no foreclosed properties at September 30, 1999, a reduction from two properties at December 31, 1998 totaling $311,000.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, Federal Home Loan Bank advances, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 28.7% and 32.6% at September 30, 1999 and December 31, 1998, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements. At September 30, 1999, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company.

Further, at September 30, 1999, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

     The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at September 30, 1999. See Note 4 of the Notes to Consolidated Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 1999.

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

     The Company has completed or substantially completed all phases of the Y2K Plan as of September 30, 1999, as prescribed by the Federal Financial Institutions Examination Council (FFIEC) guidelines. Following is a summary of progress on the six major phases of the Y2K Plan.

1.   Awareness-This educational phase was complete as of June 30, 1998.

2. Assessment-Plan development as well as identification and evaluation of all critical systems was complete as of December 31, 1998.

3. Renovation-All critical systems were upgraded, renovated or replaced as necessary to meet Y2K readiness standards. This phase was substantially complete as of December 31, 1998 and complete prior to March 31, 1999. The only major renovation required was the replacement of the aging teller system with a state-of-the-art teller and sales platform that runs over a Y2K- certified wide area network. Any necessary renovation of non-critical systems that do not provide primary support to core business processes will be evaluated and accomplished on a priority basis as time permits.

4. Validation-Testing of all critical systems and third party vendors for Y2K compliance was substantially complete prior to March 31, 1999 and
     complete as of June 30, 1999.   The second round of live testing on the
     mainframe applications was successfully completed during April 1999. Where it was not ossible to test directly with third parties, the Company has reviewed and accepted the results of proxy testing conducted on its behalf. Testing methods and results have been reviewed by an independent third party and accepted by the Board of Directors. Testing of non-critical systems that do not provide primary support to core business processes will be evaluated and accomplished on a priority basis as time permits.

5. Implementation-All critical systems have been renovated and tested and are operating in an on-line environment. This phase was substantially complete as of June 30, 1999. Ongoing vigilance will ensure that any routine upgrades to critical systems prior to December 31, 1999 are properly implemented and do not negatively impact Y2K readiness.

    Contingency Planning   The Company has developed a comprehensive Y2K
    Contingency Plan to minimize disruption of normal service levels, and risk of loss from safety and soundness, profitability and customer confidence concerns. The Y2K Contingency Master Plan is further defined in two specific contingency plans: the Business Resumption Contingency Plan and the Remediation Contingency Plan. The contingency plan includes strategies for meeting increased cash and liquidity needs through the first few months of the Year 2000. The Company's Board of Directors has reviewed and approved the entire Contingency Plan and the contingency planning phase was considered substantially complete as of June 30,1999. The Contingency Plan will be reviewed frequently to ensure that new information is incorporated into the plan.

     Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions makes it impossible to assure that a failure to achieve compliance by one or more of the entities would not have material adverse impact on the operations of the Bank.

     Management will continue efforts to promote customer confidence and public education on Y2K issues. The Company's Y2K readiness effort is on track and management is confident that the Company will complete a smooth transition into the next century.

PART II.                 OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

    No reports on Form 8-K were filed during the quarter ended June 30, 1999.
----------------
* Incorporated by reference to Registrant's Registration Statement on Form SB-2, as amended (File No. 333-74827)

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Alaska Pacific Bancshares, Inc.


Date: November 15, 1999          /s/Craig E. Dahl
                                 -------------------------------
                                 Craig E. Dahl
                                 President and Chief Executive Officer


                                 Alaska Pacific Bancshares, Inc.


Date: November 15, 1999          /s/Roger K. White
                                 -------------------------------
                                 Roger K. White
                                 Senior Vice President and
                                  Chief Financial Officer

                            Exhibit 27

                      Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Alaska Pacific Bancshares, Inc. for the quarter ended September 30, 1999 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                  as of or for the quarter
Item Number       ended September 30, 1999       Item Description
-----------       ------------------------       ----------------
                     (In thousands)

9-03 (1)                 3,944               Cash and due from Banks
9-03 (2)                 5,723               Interest-bearing deposits
9-03 (3)                     0               Federal funds sold - purchased
                                          securities for resale
9-03 (4)                     0               Trading account assets
9-03 (6)                23,924               Investment and mortgage backed
                                          securities available for sale
9-03 (6)                     0               Investment and mortgage backed
                                             securities held to maturity -
                                             carrying value
9-03 (6)                     0               Investment and mortgage backed
                                             securities held to
                                             maturity - market value
9-03 (7)                85,105               Loans
9-03 (7)(2)                653               Allowance for losses
9-03 (11)              125,151               Total assets
9-03 (12)              100,389               Deposits
9-03 (13)                5,900               Short-term borrowings
9-03 (15)                1,275               Other liabilities
9-03 (16)                5,000               Long-term debt
9-03 (19)                    0               Preferred stock - mandatory
                                             redemption
9-03 (20)                    0               Preferred stock - no mandatory
                                             redemption
9-03 (21)                    7               Common stocks
9-03 (22)                7,211               Other stockholders' equity
9-03 (23)              125,151               Total liabilities and
                                             stockholders' equity
9-04 (1)                 1,796               Interest and fees on loans
9-04 (2)                   313               Interest and dividends on
                                             investments
9-04 (4)                    46               Other interest income
9-04 (5)                 2,188               Total interest income
9-04 (6)                   858               Interest on deposits
9-04 (9)                   921               Total interest expense
9-04 (10)                1,267               Net interest income
9-04 (11)                    0               Provision for loan losses
9-04 (13)(h)                 0               Investment securities
                                             gains/(losses)
9-04 (14)                1,328               Other expenses
9-04 (15)                  120               Income/loss before income tax
9-04 (17)                  120               Income/loss before extraordinary
                                             items
9-04 (18)                    0               Extraordinary items, less tax
9-04 (19)                    0               Cumulative change in accounting
                                             principles
9-04 (20)                  120               Net income or loss
9-04 (21)                 0.20               Earnings per share - primary
9-04 (21)                 0.20               Earnings per share - fully
                                             diluted
I.B. 5                    4.56%              Net yield - interest earning
                                             assets - actual
III.C.1. (a)                36               Loans on non-accrual
III.C.1. (b)                 0               Accruing loans past due 90 days
                                             or  more
III.C.2. (c)                71               Troubled debt restructuring
III.C.2                  1,094               Potential problem loans
IV.A.1                     670               Allowance for loan loss -
                                             beginning  of period
IV.A.2                      22               Total chargeoffs
IV.A.3                       5               Total recoveries
IV.A.4                     653               Allowance for loan loss - end of
                                             period
IV.B.1                     653               Loan loss allowance allocated to
                                             domestic loans
IV.B.2                       0               Loan loss allowance allocated to
                                             foreign loans
IV.B.3                       0               Loan loss allowance - unallocated