Form 10KSB40
period 1999-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2000-03-30
CIK 1081860

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        ---------------------------

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-26003

                         ALASKA PACIFIC BANCSHARES, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Alaska                                             92-0167101
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)

2049 Jordan Avenue, Juneau, Alaska                                99801
---------------------------------------------              -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (907) 789-4484
                                                           -------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -------------------

Securities registered pursuant to
Section 12(g) of the Act:              Common Stock, par value $0.01 per share
                                       ---------------------------------------
                                                    (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                  ---    ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
                                           ---
     The registrant's revenues for the fiscal year ended December 31, 1999 were $9.2 million.

     As of March 29, 2000, there were issued and outstanding 655,415 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." Based on the average of the bid and asked prices for the Common Stock on March 29, 2000, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $5.8 million (655,415 shares at $8.875 per share). For purposes of this calculation, officers and directors of the registrant and the registrant's Employee Stock Ownership Plan are considered nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 (Parts I and II)

2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)  Yes    No  X
                                                               ---   ---

                                  PART I

Item 1.  Description of Business
--------------------------------

General

     Alaska Pacific Bancshares, Inc. ("Corporation"), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank ("Alaska Pacific" or the "Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on July 1, 1999. At December 31, 1999, the Corporation had total assets of $121.5 million, total deposits of $102.5 million and stockholders' equity of $12.5 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

     Alaska Pacific was founded as "Alaska Federal Savings and Loan Association of Juneau" in 1935 and changed its name to "Alaska Federal Savings
Bank" in October 1993.   In connection with the conversion from mutual to
stock form, Alaska Pacific changed its name from "Alaska Federal Savings Bank" to its current title. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The FDIC under the Savings Association Insurance Fund ("SAIF") currently insures the Savings Bank's deposits, which have been federally insured since 1937. The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

     Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Savings Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one- to four-family mortgage loans. To a lesser but growing extent, the Savings Bank also originates commercial business loans, consumer loans, residential construction loans and commercial real estate loans.

Market Area

     Alaska Pacific's primary market area includes the communities of Juneau, Ketchikan, Sitka and Wrangell. Alaska Pacific's market area covers 500 miles along the Pacific Ocean coastline from Yakutat in the north to Prince of Wales Island in the south, and encompasses approximately 35,000 square miles of land. The region is home to approximately 74,000 residents who reside in 11 communities. This area has similar economic characteristics, however, there is diversity in some unique industries. All of Juneau, Ketchikan, Sitka and Wrangell offer a number of recreational activities, which are popular tourist attractions.

     Alaska Pacific's main office and two full service branch offices are located in Juneau (population approximately 30,684), which is the capital of Alaska. The primary economic sources in Juneau are government, tourism, support services for logging and fish processing, mining and fishing. Historically, Juneau had an active mining industry (primarily gold and silver), however, mining employment has declined as a result of environmental pressures and a decline in the price of gold. According to information provided by the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal governments, Bartlett Regional Hospital and the University of Alaska.

     Two full service offices of Alaska Pacific are located in Ketchikan (population approximately 14,231). Ketchikan is an industrial center and a
major port of entry in Southeast Alaska with a diverse economy.   A large
fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism are Ketchikan's main economic support. In 1997, the Ketchikan Pulp Corporation's pulp mill closed when its 50-year contract with the U.S. Forest Service for timber was canceled, which resulted in the loss of 320 jobs. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Pulp Mill and the federal government.

     One full service office of Alaska Pacific is located in Sitka
(population approximately 8,779) located on the west coast of Baranof Island
fronting the Pacific Ocean, on Sitka Sound.   The primary economic sources in
Sitka are fishing, fish processing, tourism, government, transportation, retail and health care services. Sitka is a port of call for many cruise ships each summer. The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital. Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

     Alaska Pacific also has a full service office located in Wrangell (population approximately 2,589). Wrangell's economy is based on commercial fishing, fish processing and timber from the Tongass National Forest. In connection with its fishing industry, a dive fishery is also under development. There has also been renewed gold mining activities. In 1994, Wrangell experienced a downturn in its economy with the closing of the Alaska Pulp Corp. sawmill, which forced approximately 20% of the workforce into other employment. Silver Bay Logging bought the mill and reopened it in April 1998.
 Other Wrangell employers include city, state and federal government, Wrangell Public Schools, Wrangell Medical Center and Wrangell Fisheries, Inc.

Selected Financial Data

     This information is incorporated by reference from page 3 of the 1999 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

     This information is incorporated by reference from page 10 of the Annual Report.

Lending Activities

     General. At December 31, 1999, Alaska Pacific's total loan portfolio amounted to $86.4 million, or 71.1%, of total assets at that date. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with these loans amounting to $43.6 million, or 50.5% of the total loan portfolio at December 31, 1999. In addition, Alaska Pacific originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of Alaska Pacific's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific's loan portfolio as of the dates indicated.

                                            At December 31,
                                -----------------------------------------
                                      1999                     1998
                                -----------------       -----------------
                                Amount    Percent       Amount    Percent
                                ------    -------       ------    -------
                                          (Dollars in thousands)

Real estate:
 Permanent:
   One- to four-family..........$43,623     50.51%     $ 34,252   47.90%
   Multi-family.................  2,468      2.86         2,485     3.48
   Commercial nonresidential.... 12,966     15.01        10,683    14.94
 Land...........................  4,122      4.77         2,589     3.62
 Construction:
   One- to four-family..........    959      1.11           957     1.34
   Multi-family.................     --        --         1,079     1.51
   Commercial nonresidential....    600      0.69           439     0.61
Commercial business.............  7,388      8.55         4,282     5.99
Consumer:
   Home equity..................  7,459      8.64         8,401    11.75
   Boat.........................  5,245      6.07         5,058     7.07
   Automobile...................  1,202      1.39           978     1.37
   Other .......................    334      0.40           307     0.42
                                -------    ------      --------   ------
       Total loans..............$86,366    100.00%     $ 71,510   100.00%
                                =======    ======      ========   ======
Less:
   Allowance for loan losses....    570                     674
                                -------                --------
  Loans, net....................$85,796                $ 70,836
                                =======                ========

      One- to Four-Family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to four-family residences located in its primary market area. At December 31, 1999, $43.6 million, or 50.5% of Alaska Pacific's total loan portfolio consisted of these loans. Alaska Pacific originated $23.0 million and $27.9 million of one- to four-family residential mortgage loans during the years ended December 31, 1999 and 1998, respectively.

       Generally, Alaska Pacific's fixed-rate one- to- four family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Alaska Housing Finance Corporation ("AHFC"), a state agency that provides affordable housing programs. Alaska Pacific's fixed-rate loans customarily include "due on sale" clauses, which gives the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

      Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 1999, $3.1 million, or 7.2%, of Alaska Pacific's one- to four-family residential loan portfolio consisted of adjustable rate mortgage loans. Alaska Pacific retains these adjustable rate mortgage loans primarily for its portfolio. Alaska Pacific currently originates adjustable rate mortgage loans that adjust annually based on the weekly average yield of U.S. Treasury securities adjusted to a constant maturity of one year, plus 2.5%, with annual and life time interest rate adjustment limits of 2% to 6%, respectively. Alaska Pacific offers these adjustable rate mortgage loans at an initial below market "teaser" rate. Alaska Pacific qualifies borrowers, however, at the fully indexed rate. Alaska Pacific's adjustable rate mortgages are typically based on a 15 or 30-year amortization schedule. Alaska Pacific's adjustable rate mortgage loans do not provide for negative amortization.

      Borrower demand for adjustable rate mortgage loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. In general, there has been reduced demand for adjustable rate mortgage loans in Alaska Pacific's primary market area.

      Alaska Pacific also originates one- to four-family mortgage loans under FHLMC, Federal Housing Administration, Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, servicing retained, which means Alaska Pacific retains the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See "-- Loan Originations, Sales and Purchases."

      Alaska Pacific requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. Alaska Pacific also requires that fire and casualty insurance be maintained in an amount at least equal to the outstanding loan balance and flood insurance where appropriate.

      One- to four-family residential mortgage loans may be made up to 80% of the appraised value of the security property without private mortgage insurance. Pursuant to underwriting guidelines adopted by the Board of Directors, Alaska Pacific can lend up to 97% of the appraised value of the property securing a one- to four-family residential loan; however, Alaska Pacific generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

      To a lesser extent, Alaska Pacific has recently begun to originate loans secured by non-owner occupied residential properties that are sold to the FHLMC.

      Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 1999 and 1998, these loans amounted to $4.1 million and $2.6 million, respectively.

      Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

      Construction Lending. At December 31, 1999, construction loans amounted to $1.6 million, or 1.8%, of total loans, all of which were secured by properties located in Alaska Pacific's primary market area.

      Construction loans are made for a term of up to 12 months. Construction loans are made at adjustable rates based on the prime lending rate with interest payable monthly. Alaska Pacific originates construction loans to individuals who have a contract with a builder for the construction of their residence. Alaska Pacific typically requires that permanent financing with Alaska Pacific or some other lender be in place prior to closing any construction loan to an individual.

      Construction loans to builders are typically made with a maximum loan-to-value ratio of the lesser of 80% of the cost of construction or 75% of the appraised value. Construction loans to individuals are typically made in connection with the granting of the permanent financing on the property. Alaska Pacific generally underwrites these loans, which typically convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term, according to the underwriting standards for a permanent loan.

      Prior to making a commitment to fund a construction loan, Alaska Pacific requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. Alaska Pacific's staff also reviews and inspects projects prior to disbursement of funds during the term of the construction loan. Loan proceeds are generally disbursed after inspection of the project.

      Although construction lending affords Alaska Pacific the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is generally considered to involve a higher degree of risk than one- to four-family mortgage lending. It is more difficult to evaluate construction loans than permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). Changes in the demand for new housing in the area and higher-than-anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, Alaska Pacific may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for new housing. The fact that in-process homes are difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require Alaska Pacific to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

      Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to primarily residential properties, and limiting its speculative loans to a small number of well-known local builders.

      Multi-Family and Commercial Real Estate Lending. The multi-family residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $200,000 to $400,000 and the largest loan totalled $1.4 million at December 31, 1999 and was performing in accordance with its terms. At December 31, 1999, Alaska Pacific had $2.5 million of multi-family residential and $13.0 million of commercial real estate loans, which amounted to 2.9% and 15.0%, respectively, of the total loan portfolio at this date. Multi-family and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to this prime rate plus a negotiated margin of 1% to 3%. Because of the inherently greater risk involved in this type of lending, substantially all of Alaska Pacific's multi-family and commercial real estate loans are secured by property located within Alaska Pacific's primary market area.

      Alaska Pacific is also an approved lender under the Alaska Housing Finance Corp. Multi-Family Participation Program, which was introduced in 1998. The Alaska Housing Finance Corp. Multi-Family Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

      Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on these loans typically is dependent on the
successful operation of the real estate project.   Supply and demand
conditions in the market for office, retail and residential space can significantly affect these risks, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, Alaska Pacific generally only makes loans within its primary market area. Alaska Pacific reviews all commercial real estate loans in excess of $250,000 on an annual basis to ensure that the loan meets current underwriting standards.

      Commercial Business Lending.   At December 31, 1999, commercial business
loans amounted to $7.4 million, or 8.6% of total loans, compared to $4.3 million, or 6.0% of total loans, at December 31, 1998.

      Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between 1 and 2.5 percentage points.

      Beginning in 1998, Alaska Pacific increased its use of resources for loan guarantees through the Small Business Administration, the U.S. Department of Agriculture and the Alaska Industrial Development and Export Authority. Alaska Pacific has also worked with local municipal agencies, such as the Juneau Economic Development Council and the Cities of Sitka and Ketchikan in exploring participation or guaranty programs in each of these cities. At December 31, 1999, Alaska Pacific had $2.5 million in loans originated under these programs. Generally, Alaska Pacific receives guarantees of between 75% and 90% of the loan amount. In addition, Alaska Pacific has retained portions of four commercial loans originated through participation programs with Alaska Industrial Development and Export Authority, Alaska Electrical Pension Trust, the City of Sitka and AHFC. As of December 31, 1999, Alaska Pacific's portion of these loans totalled $647,000.

      Alaska Pacific also makes commercial loans secured by commercial charter boats. These loans have ten year terms with an interest rate that adjusts based on the prime interest rate. Alaska Pacific also makes loans secured by commercial fishing boats that have ten year terms and are based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ships preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted flooring lines to two boat
dealers for the purchase of boats and other related marine equipment.   At
December 31, 1999, Alaska Pacific had $2.6 million of commercial business loans secured by boats.

      At December 31, 1999, the largest commercial business loan was a $500,000 line of credit with an outstanding balance of $500,000, was secured by stock, and was performing according to its terms.

      Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     Consumer Lending. At December 31, 1999, consumer loans totaled $14.2 million, or 16.5%, of total loans, compared to $14.7 million, or 20.6%, of total loans, at December 31, 1998. Over the last six years, Alaska Pacific has made a concerted effort to increase consumer lending volume, with particular emphasis on home equity loans, boat loans and automobile loans. Total consumer loans increased by approximately $11.9 million, or 517%, between June 30, 1994 and December 31, 1999.

     Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific's consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

     The largest category of Alaska Pacific's consumer loan portfolio is closed-end, fixed-rate home equity loans that are made on the security of residences. At December 31, 1999, fixed-rate home equity loans totaled $6.1 million, or 7.1% of the total loan portfolio, compared to $7.8 million, or 10.9% of the total loan portfolio at December 31, 1998. Home equity loans normally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage and have terms of up to 15 years requiring monthly payments of principal and interest.

     At December 31, 1999, consumer boat loans amounted to $5.2 million, or 6.19% of the total loan portfolio compared to $5.1 million, or 7.1% of the total loan portfolio at December 31, 1998. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

     At December 31, 1999, automobile loans amounted to $1.2 million, or 1.4% of the total loan portfolio compared to $1.0 million, or 1.4% of the total loan portfolio at December 31, 1998. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest.

     Alaska Pacific also requires title, fire and casualty insurance on secured consumer loans. The only title exception is for home equity loans under $25,000 where a property profile, obtained from a title company, indicates there are no liens or encumbrances not previously disclosed. Consumer loans for boats and airplanes also require a breach of warranty endorsement.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles or boats and particularly used automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as Alaska Pacific, and a borrower may be able to assert against this assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1999, there were no consumer loans 90 days or more past due.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in Alaska Pacific's portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.




                                         After   After     After                           After 1 Year
                                        1 Year  3 Years   5 Years                       ------------------
                               Within  Through  Through   Through   Beyond              Fixed   Adjustable
                               1 Year  3 Years  5 Years  10 Years  10 Years   Total     Rates     Rates
                               ------  -------  -------  --------  --------   -----     -----     -----
                                                            (In thousands)
Real Estate:
 Permanent:
  One- to four-family. . .     $ 663   $  908   $  560    $2,451   $39,041   $43,623   $39,814   $ 3,146
  Multi-family . . . . . . .      --      287      489       798       894     2,468       696     1,772
  Commercial nonresidential. .    --      180      155     5,303     7,328    12,966     2,330    10,636
  Land       . . . . . . . .     616      463    2,011       469       563     4,122     1,639     1,867
 Construction:
  One- to four-family. . . .     959      --        --        --        --       959        --        --
  Multi-family . . . . . . .      --      --        --        --        --        --        --        --
  Commercial nonresidential. .   600      --        --        --        --       600        --        --
 Commercial. .                 2,513      489    1,409     1,587     1,390     7,388       374     4,501
 Consumer:
  Home equity. . . . . . . .     147      177      802     4,112     2,221     7,459     5,983     1,329
  Boat       . . . . . . . .      34       93      307     1,965     2,846     5,245     4,696       515
  Automobile . . . . . . . .      25      426      571       180        --     1,202     1,177        --
  Other      . . . . . . . .      86      104       77        67        --       334       206        42
                              ------   ------   ------   -------   -------   -------   -------   -------
     Total . .                $5,643   $3,127   $6,381   $16,932   $54,283   $86,366   $56,915   $23,808
                              ======   ======   ======   =======   =======   =======   =======   =======




     Loan Solicitation and Processing. Alaska Pacific obtains its loan applicants almost exclusively from walk-in traffic, which is generated through media advertising, referrals from existing customers and, in the case of commercial loans, through officer business development calls and activities. Local real estate agents refer a portion of Alaska Pacific's mortgage loan applicants, and dealers refer some consumer loans, such as boat loans. Alaska Pacific requires title insurance on all loans. All mortgage loans require fire and extended coverage on appurtenant structures and flood insurance, if applicable.

     Loan approval authority varies based on loan type. The President and Chief Executive Officer has authority to approve all residential mortgage loans up to and including $250,000 that are originated for Alaska Pacific's portfolio and up to the agency limit if the loan is to be sold in the secondary market, multi-family and commercial real estate loans up to and including $300,000, and consumer loans up to and including $200,000. Alaska Pacific's Senior Loan Committee consisting of the President and Chief Executive Officer, the Chief Operating Officer and the two lending division managers must approve loans in excess of these amounts up to and including $500,000. The Board of Directors must approve all loans in excess of the Senior Loan Committee's approval authority.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An independent fee appraiser approved by Alaska Pacific and licensed or certified by the State of Alaska undertakes an appraisal of the real estate offered as collateral. Alaska Pacific promptly notifies applicants of the decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of
Alaska Pacific's unimpaired capital and surplus.   At December 31, 1999, the
loan-to-one borrower limitation for Alaska Pacific was $1.8 million and Alaska Pacific had no loans in excess of this limitation.

     Loan Originations, Sales and Purchases. Historically, Alaska Pacific's primary lending activity has been the origination of one- to four-family residential mortgage loans. During the past five years, Alaska Pacific has increased its emphasis on the origination of commercial and consumer loans. Between December 31, 1998 and 1999, commercial business loans increased by 72.5% to $7.4 million at December 31, 1999.

     Alaska Pacific generally sells all loans without recourse.   Alaska
Pacific generally sells conventional fixed-rate one- to four-family residential mortgage loans to the FHLMC or Alaska Housing Finance Corporation, servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 1999, Alaska Pacific's servicing portfolio was $70.4 million. For the year ended December 31, 1999, loan servicing fees totaled $227,000, gross, before amortization of servicing rights. In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 1999, these escrow balances totaled $821,000.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                  Year Ended December 31,
                                  -----------------------
                                     1999        1998
                                     ----        ----
                                    (In thousands)
Loans originated:
 Real estate:
   Permanent:
     One- to four-family.......... $23,024    $ 27,926
     Multi-family.................     291         850
     Commercial nonresidential....   3,464       1,550
     Land ........................   1,999       1,985
  Construction:
     One- to four-family..........   4,130       3,200
     Multi-family.................      --          --
     Commercial nonresidential....     550       1,223
 Commercial.......................   3,951       3,359
 Consumer:
     Home equity..................   2,152       3,899
     Boat.........................   1,886       1,013
     Automobile...................     744         555
     Other........................     312         511
                                   -------    --------
      Total loans originated......  42,503      46,071
Loans purchased...................      --          --
Loans sold........................  (3,985)    (23,689)
Principal repayments ............. (23,057)    (29,573)
Foreclosed loans..................    (145)       (311)
                                   -------    --------
Net increase (decrease) in loans
  and loans held for sale......... $15,316    $ (7,502)
                                   =======    ========

     Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. The only commercial commitments issued by Alaska Pacific are business lines of credit; letters of credit are not offered. At December 31, 1999, Alaska Pacific had $2.7 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on residential construction loans. See Note 13 of Notes to the Consolidated Financial Statements included in the Annual Report.

     Loan Origination and Other Fees. Alaska Pacific, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by Alaska Pacific varies, though the range generally is between one and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $277,000 of net deferred loan fees at December 31, 1999.

     Nonperforming Assets and Delinquencies. Alaska Pacific utilizes one full time loan collector to monitor the loan portfolio and communicate with customers concerning past due payments. The size of the portfolio and historically low delinquency rates allows one individual to manage consumer, commercial and residential loans, including those loans serviced for other investors. When a borrower fails to make a required payment, Alaska Pacific institutes collection procedures. The process for monitoring consumer, commercial and residential loans are the same for each type of loan until foreclosure or repossession of the collateral. Depending on the value or nature of the collateral, the loan servicing manager, senior lender or senior management directs any further action.

     Customers who miss a payment are mailed a computer-generated notice 15 days after the payment due date. If the customer does not pay promptly, the
collector telephones the customer 20 days after the payment due date.   After
30 days, the collector sends a letter which begins the demand process. Follow-up contacts are made between the 30th and 60th day, after which the collector sends a demand letter that specifies the action Alaska Pacific will take and the deadline for resolving the delinquency. While most delinquencies are cured promptly, the collector initiates foreclosure or repossession, according to the terms of the security instrument and applicable law, if the deadline in the 60 day letter is not met.

     Residential loans have a highly structured process for foreclosure. In addition to Alaska Pacific's residential loan portfolio, Alaska Pacific services real estate loans for other investors who in turn have their own requirements that must be followed. Alaska Pacific evaluates consumer and commercial business loans individually depending on the nature and value of the collateral.

     Alaska Pacific places all loans which are past due 90 days or more on nonaccrual status and all previously accrued interest income is reversed. Alaska Pacific charges off consumer loans when it is determined they are no longer collectible.

     Alaska Pacific's Board of Directors is informed monthly as to the status of all mortgage, commercial and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by Alaska Pacific.

     The following table sets forth information with respect to Alaska Pacific's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated. It is the policy of Alaska Pacific to cease accruing interest on loans 90 days or more past due.

                                                     At December 31,
                                                    ----------------
                                                    1999       1998
                                                    ----       ----
                                                 (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
 One to four family residential.................. $   70      $ --
                                                    ----      ----
       Total.....................................     70        --

Accruing loans which are contractually past
due 90 days or more..............................     --        --
                                                    ----      ----
       Total of nonaccrual and 90 days past due
          loans..................................     70        --
Foreclosed property..............................    145       311
                                                    ----      ----
       Total nonperforming assets................   $215      $311
                                                    ====      ====
Restructured loans. .............................   $312      $ --
                                                    ====      ====
Nonaccrual and 90 days or more past due loans
 as a percentage of loans, net...................   0.08%       --%

Nonaccrual and 90 days or more past due loans
 as a percentage of total assets.................   0.06%       --%

Nonperforming assets as a percentage of
 total assets ...................................   0.18%     0.28%

     Gross interest income that would have been recorded for the year ended December 31, 1999 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year, and the amount of interest income on these loans that was included in net income for the year, were, in both cases, immaterial.

     Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value, less estimated selling costs. At December 31, 1999, Alaska Pacific had one repossessed asset consisting of a commercial charter vessel for $145,000.
The vessel is listed for sale and is expected to sell for an amount sufficient to cover the current outstanding balance.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the loss amount is charged-off.

     Alaska Pacific monitors its asset quality through the use of an Asset Classification Committee, which is comprised of senior lenders and executive officers. The committee meets quarterly to review the loan portfolio, with specific attention given to assets with an identified weakness, as well as reviewing the local, state and national economic trends and the adequacy of the allowance for loan losses.

     At December 31, 1999 and 1998, the aggregate amounts of Alaska Pacific's classified assets (as determined by Alaska Pacific), were as follows:

                                          At December 31,
                                         ----------------
                                         1999        1998
                                         ----        ----
                                           (In thousands)

Loss................................... $  --      $   --
Doubtful ..............................    --          25
Substandard assets.....................   891         583
Special mention........................    50         476

     At December 31, 1999, assets classified as substandard, doubtful or loss totaled $891,000 compared to $608,000 at December 31, 1998. Substandard assets in 1999 consisted of five residential mortgage loans totaling $557,000, two commercial business loans totaling $135,000, a repossessed commercial boat for $145,000, and several small consumer loans totaling $54,000. Management has estimated potential impairment of $60,000 to $115,000 in substandard loans in its assessment of the adequacy of the allowance for loan losses at December 31, 1999. The largest component of the 1998 classified assets was $311,000 for two new homes foreclosed and held in "repossessed assets" pending sale. The remaining substandard and doubtful loans are comprised of single family homes and one commercial boat.

     Special mention loans decreased from $476,000 at December 31, 1998 to $50,000 at December 31, 1999. This total consists primarily of two single family homes. Alaska Pacific believes these loans are well secured, but are being monitored carefully due to slow payment histories.

     Allowance for Loan Losses.   Alaska Pacific maintains an allowance for
credit losses sufficient to absorb losses inherent in the loan portfolio. Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification policy requires an ongoing
quarterly assessment of the probable estimated losses in the portfolios.   The
Asset Classification Committee reviews the following information:

     . All loans classified during the previous analysis. Current information as to payment history, or actions taken to correct the deficiency are reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

     .     All loans past due on scheduled payments.   The committee reviews
           all loans that are past due 30days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have
           resulted in the delinquent status.   The committee may recommend
           more aggressive collection activity, inspection of the collateral, or no change in its classification.

     . Reports from Alaska Pacific's managers. Lending managers may be aware of a borrower's circumstances that has not yet resulted in any past due payments but has the potential for problems in the immediate future. Each lending manager reviews their respective lending unit's loans and identifies any that may have developing weaknesses. This "self identification" process is an important component of maintaining credit quality, as each lender is accountable for monitoring as well as originating loans.

     . Current economic conditions. Alaska Pacific takes into consideration economic condition in its market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of Alaska Pacific's market area of Southeast Alaska requires that each community's economic activity be reviewed.

     . Trends in Alaska Pacific's delinquencies. Alaska Pacific's market area has seasonal trends and as a result, the portfolio tends to have similar fluctuations. Prior period statistics are reviewed and evaluated to determine if the current conditions exceed expected trends.

     The amount that is to be added to allowance for loan losses is based upon a variety of factors. Many financial institutions establish required reserves based, to a great extent, upon their own experience. Alaska Pacific's loan portfolio has traditionally consisted primarily of loans secured by single family homes, and with the exception of a severe state-wide oil-driven recession in the mid 1980s, the loss experience has been minimal. The current business plan, however, has focused on increasing the amount of commercial and consumer loans, which will inherently carry a higher risk of loss than single-family residential loans. Consequently, until Alaska Pacific is able to establish a meaningful, reliable loan loss record of its own for the consumer and commercial loans, the reserve for these types of loans has been based upon industry standards, management's experience with similar portfolios in other institutions, and a specific review of existing consumer and commercial credits.

     Each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio, comprised of "pass" loans, a loss factor is applied that is consistent with Alaska Pacific's experience in that portfolio or with industry guidelines if management believes such guidelines are more appropriate for a relatively new and unseasoned portfolio. The applied percentage is also influenced by other economic factors as noted in the beginning of this section. The size of the institution, the size of the portfolio, and the relatively small number of classified loans, results in most members of the asset classification committee being directly familiar with the borrower, the collateral or the circumstances giving rise to the concerns.

     The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter and a determination is made as to whether the allowance is adequate or needs to be increased. Management increases the amount of the allowance for loan losses by charges to income and decreased by loans charged off (net of recoveries).

     Alaska Pacific's three loan categories that it considers in evaluating risk are residential, commercial and consumer. The following comments represent management's view of the risks inherent in each portfolio category.

     . One- to Four-Family Residential - Alaska Pacific's market area is comprised primarily of a population with above-average incomes and market conditions that have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably maintained, and marketing time to resell the property is relatively short.

     . Multi-Family Residential - While there have been minimal losses taken in this segment of the portfolio, the rental market is very
           susceptible to the effects of an economic downturn.   While Alaska
           Pacific monitors loan-to-value ratios, the conditions that would create a default would carry through to a new owner which may require that Alaska Pacific discount the property or hold it until conditions improve.

     . Commercial Real Estate - As with multi-family loans, the classification of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence. It has been management's decision to reserve on commercial real estate loans at or near the reserve levels of commercial business loans.

     . Construction Loans (Residential and Commercial) - There are a variety of risks in construction lending, increased in Alaska by a short building season, difficult building sites and construction delays due to delivery of materials. While Alaska Pacific has established construction loan policies and underwriting guidelines designed to mitigate the risk, there is still a higher risk of loss with these loans.

     . Commercial Business Loans - These types of loans carry the highest degree of risk, relying on the ongoing success of the business to
           repay the loan.   Collateral for commercial credits is often
           difficult to secure, and even more difficult to liquidate in the event of a default. The 1% for pass loans represents an industry benchmark for commercial credits, and if a commercial business loan demonstrates any credit weakness, the reserve is increased to aggressively recognize the additional risk.

     . Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and
           the credit history and capacity of the borrower.   The loans tend
           to be smaller in principal amount and secured by second deeds of trust, automobiles, and pleasure boats. Loans for automobiles and pleasure boats generally experience higher than average wear in the Alaskan environment and hold a higher degree of risk of loss in the event of repossession.

     Management believes that the allowance for loan losses at December 31, 1999 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While Alaska Pacific believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Alaska Pacific's loan portfolio, will not request Alaska Pacific to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Alaska Pacific's financial condition and results of operations.

       The following table sets forth an analysis of the charges in the allowance for loan losses for the periods indicated.

                                         At December 31,
                                       -----------------
                                         1999      1998
                                         ----      ----
                                      (Dollars in thousands)

Allowance at beginning of period...... $ 674      $ 751
Provision for loan losses.............    15         60
Recoveries:
  Real estate:
     Construction:
       Commercial nonresidential......    --          1
 Consumer:
    Automobile........................     5         --
    Other.............................     4          3
                                        ----      -----
         Total recoveries.............     9          4

Charge-offs:
 One- to- four family residential.....    23         --
 Commercial...........................    84         99
 Consumer:
   Automobile.........................    20         23
   Other..............................     1         19
                                        ----      -----
         Total charge-offs ...........   128        141
                                        ----      -----
           Net charge-offs ...........   119        137
                                        ----      -----
Balance at end of period .............  $570      $ 674
                                        ====      =====

Allowance for loan losses as a
 percentage of total loans out-
 standing at the end of the period....  0.66%      0.94%

Net charge-offs as a percentage
 of average loans outstanding
 during the period....................  0.15%      0.19%

Allowance for loan losses as a
 percentage of nonperforming loans
 at end of period.....................814.29%        NA

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                              At December 31,
                             -------------------------------------------------
                                     1999                     1998
                             ------------------------ ------------------------

                                    As a %   % of            As a %   % of
                                    of Out-  Loans in        of Out-  Loans in
                                    standing Category        standing Category
                                    Loans in to Total        Loans in to Total
                             Amount Category  Loans  Amount  Category  Loans
                             ------ --------  -----  -----   --------  -----
                                          (Dollars in thousands)
Real estate:
 Permanent:
    One- to four-family..... $ 150   0.34%   50.51%   $138    0.39%  47.90%
    Multi-family............    16   0.65     2.86      16    0.63    3.48
    Commercial..............    85   0.66    15.01     134    1.25   14.94
    Land ...................    27   0.66     4.77      32    1.25    3.62
 Construction:
    One- to four-family.....     6   0.63     1.11       6    0.63    1.34
    Multi-family............    --     --       --      14    1.25    1.51
    Commercial..............     4   0.67     0.69       6    1.25    0.61
 Commercial.................   157   2.13     8.55      72    1.72    5.99
 Consumer:
    Home equity.............    60   0.80     8.64      31    0.38   11.75
    Boat....................    44   0.84     6.07      64    1.25    7.07
    Automobile .............    10   0.83     1.39      26    2.64    1.37
    Other. .................    11   3.29     0.40       5    1.87    0.42
 Unallocated................    --     --       --     130      --      --
                             -----   ----   ------   -----    ----  ------
   Total allowance for
     loan losses............ $ 570   0.66%  100.00%  $ 674    0.93% 100.00%
                             =====   ====   ======   =====    ====  ======
Investment Activities

     Federal law permits Alaska Pacific to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Seattle, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, Alaska Pacific may also invest a portion of its assets in commercial paper and corporate debt securities. Alaska Pacific must also maintain an investment in FHLB stock as a condition of membership in the FHLB of Seattle.

     Alaska Pacific has, from time to time, invested in privately-issued collateralized mortgage obligations, after evaluating the credit risk associated with a private issued (compared with a government agency-backed issue) versus the rewards of a higher return. At December 31, 1999, Alaska Pacific held one privately-issued collateralized mortgage obligation with a Moody rating of Aaa. This security did not qualify as a high risk mortgage security as defined under OTS regulations.

     Federal regulations require Alaska Pacific to maintain a minimum amount of liquid assets. At December 31, 1999, Alaska Pacific's regulatory liquidity of 27.6% exceeded the 4% required by OTS regulations. Investment securities provide liquidity for funding loan originations and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report and "Regulation" herein.

     Alaska Pacific's Asset Liability Management Committee determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Alaska Pacific's policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by FHLMC, Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). Alaska Pacific's policies provide that investment purchases be ratified at
monthly Board of Directors meetings.   Certain considerations, which include
the interest rate, yield, settlement date and maturity of the investment, Alaska Pacific's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments) affect the making of investments. The effect that the proposed investment would have on Alaska Pacific's credit and interest rate risk, and risk-based capital is also considered. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in Alaska Pacific's loan origination and other activities.

     The following table sets forth the composition of Alaska Pacific's investment and mortgage-backed securities portfolios at the dates indicated.

                                             At December 31,
                           ---------------------------------------------------
                                     1999                      1998
                           -------------------------  ------------------------
                                    Amor-    Percent           Amor-  Percent
                           Fair     tized      of      Fair    tized     of
                           Value    Cost   Portfolio   Value   Cost  Portfolio
                           -----    ----   ---------   -----   ----  ---------
                                             (Dollars in thousands)

Mortgage-backed securities:
  Federal National
   Mortgage Association...$ 2,806   $2,942   14.1%   $ 3,701  $ 3,801   20.4%
  Federal Home Loan
   Mortgage Corporation...  3,523    3,757   17.8      5,095    5,269   28.0
  Government National
   Mortgage Association... 10,572   10,862   53.3      1,622    1,638    8.9
Collateralized mortgage
  obligations.............    348      352    1.7        761      767    4.2
U.S. agencies and
corporations:
 Callable debentures:
  Federal Home Loan
   Mortgage Corporation...     --       --     --      2,997    3,000   16.5
  FHLB....................  1,995    2,000   10.0      3,001    3,000   16.5
  Small Business
   Administration pools ..    605      630    3.1        999      999    5.5
                          -------  -------  -----    -------  -------  -----
     Total available-
       for-sale...........$19,849  $20,543  100.0%   $18,176  $18,474  100.0%
                          =======  =======  =====    =======  =======  =====
     While management has no specific plans to sell any security, the entire portfolio has been designated as "available-for-sale" at December 31, 1999 and 1998, to allow flexibility in managing the portfolio.

     At December 31, 1999, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $2.6 million and the portfolio of mortgage-backed securities had an estimated fair value of $16.9 million.

     At December 31, 1999, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues with an amortized cost of $17.6 million. The mortgage-backed securities portfolio had coupon rates ranging from 5.75% to 9.0% and had a weighted average yield of 6.3% at December 31, 1999.

     Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, typically represent interests in pools of single-family or multi-family mortgages in which payments of both principal and interest on the securities are generally made monthly. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and resell the participation interests in the form of securities, to investors such as Alaska Pacific. These U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie these securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of Alaska Pacific. These types of securities also permit Alaska Pacific to optimize its regulatory capital because they have low risk weighting.

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on
these securities.   Although prepayments of underlying mortgages depend on
many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under these circumstances, Alaska Pacific may be subject to reinvestment risk because, to the extent that Alaska Pacific's mortgage-backed securities amortize or prepay faster than anticipated, Alaska Pacific may not be able to reinvest the proceeds of these repayments and prepayments at a comparable rate.

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific's investment and mortgage-backed securities at December 31, 1999.

                                                             At December 31, 1999
                                 ---------------------------------------------------------------------------
                                                       Amount Due or Repricing within:
                                                    Over One to  Over Five to
                                 One Year or Less   Five Years    Ten Years    Over Ten Years    Totals
                                 ---------------- ------------- -------------- -------------- -------------
                                  Amor- Weighted Amor- Weighted Amor- Weighted Amor- Weighted Amor- Weighted
                                  tized  Average tized  Average tized Average tized  Average tized  Average
                                   Cost   Yield   Cost   Yield   Cost  Yield   Cost   Yield   Cost   Yield
                                   ----   -----   ----   -----   ----  -----   ----   -----   ----   -----
                                                                 (Dollars in thousands)
Mortgage-backed securities:
 Federal National Mortgage
   Association...............    $ 2,942  5.30%  $   --   --%   $  --   --% $     --    --%  $ 2,942  5.30%
 Federal Home Loan Mortgage
   Corporation...............      3,757  4.84       --   --       --   --        --    --     3,757  4.84
 Government National
   Mortgage Association......        691  6.08       --   --       --   --    10,171  7.20    10,862  7.13
Collateralized mortgage
 obligations.................        --     --       --   --       --   --       352  5.40       352  5.40
U.S. agencies and corporations:
 Callable debentures:
   FHLB......................     2,000   5.25       --   --       --   --        --    --     2,000  5.25
   Small Business
    Administration pools.....       630   6.32       --   --       --   --        --    --       630  6.32
                               --------   ----    -----  ---    -----  ---   -------  ----   -------  ----
Total........................  $ 10,020   5.24%   $  --   --%   $  --   --%  $10,523  7.14%  $20,543  6.21%
                               ========   ====    =====  ===    =====  ===   =======  ====   =======  ====


     Alaska Pacific's investment policy permits investment in "off balance sheet" derivative instruments such as "forwards," "futures," "options" and "swaps," however, Alaska Pacific has not utilized such instruments.

     At December 31, 1999, Alaska Pacific's investment in the common stock of the FHLB of Seattle (carrying and market values of $1.4 million) had an aggregate book value in excess of 10% of Alaska Pacific's total equity.

     Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities) which had an aggregate book value in excess of 10% of shareholders' equity at December 31, 1999.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of Alaska Pacific's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while general interest rates and money market conditions significantly influence deposit inflows and outflows and loan prepayments. Alaska Pacific may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Alaska Pacific may also use borrowings on a longer-term basis for general business purposes.

     Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific's deposit mix and pricing
is generally reviewed bi-weekly.   Alaska Pacific does not have significant
brokered deposits nor does it currently hold deposits from municipalities or other public entities.

     In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Alaska.

     The following table sets forth information concerning Alaska Pacific's time deposits and other interest-bearing deposits at December 31, 1999. Weighted
Average                                                               Percen-
Inter-                                                                  tage
est                                                          Minimum  of Total
Rate   Term         Category                         Amount  Balance  Deposits
----   ----         -----------------------------    ------  -------  --------
                                                 (In thousands)

  --%  NA           Non-interest-bearing            $  6,210  $  100    6.06%
2.15   NA           Interest-bearing demand           26,704     100   26.04
3.99   NA           Money market deposit accounts     16,552   3,500   16.14
3.01   NA           Savings accounts                  18,427     100   17.97

                    Certificates of Deposit
                    -----------------------

3.99   Seven days   Fixed-rate                            96     500    0.09
4.14   One month    Fixed-rate                           256     500    0.25
4.32   Two months   Fixed-rate                           153     500    0.15
4.49   Three months Fixed-rate                         2,290     500    2.23
4.66   Six months   Fixed-rate                         3,263     500    3.18
4.82   Nine months  Fixed-rate                           353     500    0.34
4.98   One year     Fixed-rate                         8,249     500    8.04
5.10   18 months    Fixed-rate                           393     500    0.38
5.37   Two years    Fixed-rate                         2,581     500    2.52
5.73   Three years  Fixed-rate                            93     500    0.09
5.64   Five years   Fixed-rate                           823     500    0.80
5.33   Gold minor
         one year   Fixed-rate                         2,355     500    2.30
8.00   Deferred
         Comp one   Fixed-rate
         year                                            701      --    0.68
5.24   One year     Variable-rate                      2,736     500    2.67
5.43   2-1/2 years  Variable-rate                      3,278     500    3.20
5.19   Varies       Jumbo, fixed rate                  7,034      --    6.87
                                                    --------          ------
                                           TOTAL    $102,547          100.00%
                                                    ========          ======
     The following table indicates the amount of Alaska Pacific's jumbo certificates of deposit by time remaining until maturity as of December 31, 1999. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                                        Certificates
Maturity Period                          of Deposits
---------------                          -----------
                                        (In thousands)

Three months or less....................   $ 2,661
Over three through six months...........       689
Over six through twelve months .........     2,380
Over twelve months......................     1,304
                                           -------
    Total...............................   $ 7,034
                                           =======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of savings accounts offered by Alaska Pacific at the dates indicated.

                                              At  December 31,
                                ---------------------------------------------
                                            1999                   1998
                                ----------------------------  ---------------
                                        Percent                       Percent
                                           of      Increase              of
                                Amount   Total    (Decrease)  Amount   Total
                                ------   -----    ----------  ------   -----
                                             (Dollars in thousands)

Non-interest bearing demand
  accounts....................$  6,210    6.06%   $  1,164  $  5,046    4.95%
Interest-bearing demand
  accounts....................  26,704   26.04       1,134    25,570   25.08
Money market deposit
  accounts....................  16,552   16.14         680    15,872   15.57
Savings accounts..............  18,427   17.97        (247)   18,674   18.32
Variable-rate certificates
which mature:
  Within 1 year...............   2,845    2.77        (440)    3,285    3.22
  After 1 year, but within
    2 years...................   1,510    1.47         196     1,314    1.29
  After 2 years, but within
    5 years...................     795    0.78        (287)    1,082    1.06
Fixed rate certificates
which mature:
  Within 1 year...............  24,929   24.31        (754)   25,683   25.19
  After 1 year, but within
    2 years...................   3,424    3.34         588     2,836    2.78
  After 2 years, but within
    5 years...................   1,151    1.12      (1,432)    2,583    2.53
                              --------  ------     -------  --------  ------
       Total..................$102,547  100.00%    $   602  $101,945  100.00%
                              ========  ======     =======  ========  ======

Time Deposits by Rates

     The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.

                              At December 31,
                           --------------------
                             1999       1998
                             ----       ----
                              (In thousands)

3.00 - 3.99%.............. $   211      $   305
4.00 - 4.99%..............  15,411       12,147
5.00 - 5.99%..............  16,025       18,583
6.00 - 6.99%..............   1,922        4,658
7.00% and over............   1,085        1,090
                           -------      -------
     Total ............... $34,654      $36,783
                           =======      =======

Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                             Amount Due
                        ---------------------------------------------
                                             Over      Over
                        Less Than   1-2       2-3      3-4    After
                        One Year   Years     Years    Years  4 Years   Total
                        --------   -----     -----    -----  -------   -----
                                       (Dollars in thousands)

3.00 - 3.99%........... $   211   $   --    $   --    $  --   $  --   $   211
4.00 - 4.99% ..........  15,095      316        --       --      --    15,411
5.00 - 5.99% ..........  10,709    3,582     1,059      450     225    16,025
6.00 - 6.99% ..........   1,754       11        37       19     101     1,922
7.00% and over ........      --    1,031        54       --      --     1,085
                        -------   ------    ------    -----   -----   -------
   Total .............. $27,769   $4,940    $1,150    $ 469   $ 326   $34,654
                        =======   ======    ======    =====   =====   =======

Deposit Activities and Other Sources of Funds

     The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

                                         Year Ended
                                         December 31,
                                  -------------------------
                                    1999             1998
                                    ----             ----
                                       (In thousands)

Beginning balance................ $101,945         $ 96,959
Net deposits (withdrawals)
  before interest credited          (2,456)           1,791
Interest credited. ..............    3,058            3,195
                                  --------         --------
Net increase in deposits.........      602            4,986
                                  --------         --------
Ending balance................... $102,547         $101,945
                                  ========         ========

     Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific's lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for
thrift institutions and many other member financial institutions.   The  FHLB
of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1998, Alaska Pacific had no advances outstanding from the FHLB of Seattle. At December 31, 1999, Alaska Pacific had a borrowing capacity of $24.3 million with the FHLB of Seattle, of which $19.3 million was unused.

     The following table sets forth certain information regarding Alaska Pacific's borrowings at the end of and during the periods indicated:

                                                        Year Ended
                                                        December 31,
                                                 -------------------------
                                                    1999             1998
                                                    ----             ----
                                                    (Dollars in thousands)

Maximum amount of borrowings
 outstanding  at any month end:
  FHLB advances................................... $10,900         $ 9,000

Approximate average borrowings outstanding
 with respect to:
  FHLB advances...................................   3,102           2,654

Approximate weighted average rate paid on:
  FHLB advances...................................    5.87%           6.22%

                                                        At December 31,
                                                   -------------------------
                                                    1999             1998
                                                    ----             ----
                                                    (Dollars in thousands)

Balance outstanding at end of period:
FHLB advances.....................................  $5,000          $   --

Weighted average rate paid on:
FHLB advances.....................................    6.13%             --%


                                 REGULATION

General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Savings Bank and their operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the fiscal year ended December 31, 1999 was $23,000.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Savings Bank, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Savings Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.4 million at December 31, 1999.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.
The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about
2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Savings Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 1999, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Savings Bank met the test and its QTL percentage was 83%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See -- "Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1999, the Savings Bank had tangible capital of $11.9 million, or 9.89% of adjusted total assets, which is approximately $10.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 1999, the Savings Bank did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 1999, the Savings Bank had core capital equal to $11.9 million, or 9.89% of adjusted total assets, which is $8.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

      On December 31, 1999, the Savings Bank had total risk-based capital of a approximately $12.5 million, including $11.9 million in core capital and $570,000 in qualifying supplementary capital, and risk-weighted assets of $72.5 million, or total capital of 12.25% of risk-weighted assets. This amount was $6.7 million above the 8% requirement in effect on that date.

      The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Savings Bank may have a substantial adverse effect on their operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Savings Bank may make a capital distribution without OTS approval provided that the Savings Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Savings Bank has a regulatory rating in one of the two top examination categories, (ii) the Savings Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Savings Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Savings Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Savings Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Savings Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Savings Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital
and surplus, if secured by specified readily-marketable collateral.   At
December 31, 1999, the Savings Bank's limit on loans to one borrower was $1.9 million. At December 31, 1999, the Savings Bank's largest single loan to one borrower was $1.4 million, which was performing according to its original terms.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Savings Bank include the Corporation and any company which is under common control with the Savings Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

    Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulations

     The Corporation is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings association.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Savings Bank and any other subsidiaries (other than the Savings Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Savings Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

                                 TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

     The Alaska state income tax rate applicable to the Savings Bank is based on a graduated tax rate schedule, with a maximum rate of 9.4% on income over $90,000. There have not been any audits of the Savings Bank's state tax returns during the past five years.

Audits

     The Corporation's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 12 of the Notes to Consolidated Financial Statements.

Subsidiary Activities

     As of December 31, 1999, Alaska Pacific did not own any active subsidiaries.

Personnel

     As of December 31, 1999, the Savings Bank had 60 full-time and 11 part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Competition

     Alaska Pacific faces strong competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks and credit unions operating in its primary market area. The Savings Bank competes with four commercial banks including one Southeast Alaska based community bank and three statewide regional banks and six credit unions in its primary market area. Particularly in times of high interest rates, Alaska Pacific has faced additional significant competition for investors' funds from short-term money market securities, other corporate and government securities and credit unions. The Savings Bank's competition for loans also comes from mortgage bankers. This competition for deposits and the origination of loans may limit Alaska Pacific's future growth.

Item 2.  Description of Properties

     The following table sets forth certain information regarding Alaska Pacific's offices at December 31, 1999.

                                                     Approximate
Location                            Year Opened     Square Footage    Deposits
--------                            -----------     --------------    --------
                                                                        (In
                                                                    thousands)
Main Office:

Nugget Mall Office (1)                  1984            16,000        $38,888
2094 Jordan Avenue, 2nd Floor
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street                  1960             6,268         28,810
Juneau, Alaska  99801

                       (table continued on following page)

                                                     Approximate
Location                            Year Opened     Square Footage    Deposits
--------                            -----------     --------------    --------
                                                                        (In
                                                                    thousands)

11800 Glacier Highway(2)                1999           1,000         $   281
Juneau, Alaska 99801

400 Mission Street                      1974           5,300          14,917
Ketchikan, Alaska  99901

2442 Tongass Avenue (3)                 1997           1,550           2,298
Ketchikan, Alaska 99901

101 Lake Street (4)                     1978           3,326          13,696
Sitka, Alaska  99835

219 Front Street (5)                    1999           1,200           3,657
Wrangell, Alaska 99929
--------------
(1)   Lease expires in January 2009, with one 10-year option to renew.
(2) Alaska Pacific is renting this property on a month-to-month basis, pending the outcome of lease negotiations.
(3)   Lease expires in November 2002, with four three-year options to renew.
(4)   Lease expires in May 2003, with option to renew for an unspecified term.
(5)   Lease expires in January 2004.

     Alaska Pacific maintains three automated teller machines including one at the Nugget Mall adjacent to the Juneau office, one at the Juneau airport and one at the Sitka branch office. At December 31, 1999, the net book value of Alaska Pacific's properties and its fixtures, furniture and equipment was $3.7 million.

Item 3.  Legal Proceedings
---------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                 PART II

Item 5. Market for the Common Equity and Related Stockholder Matters
--------------------------------------------------------------------

     The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of December 31, 1999 and 1998
     (b) Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1999 and 1998
     (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 1999 and 1998
     (e)  Notes to Consolidated Financial Statements

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

     Executive Officers. The executive officers of the Corporation and the Savings Bank are as follows:

                   Age at
                 December 31,                     Position
Name                1999      ------------------------------------------------
----                ----        Corporation               Savings Bank
                              ------------------------------------------------

Craig E. Dahl        50       Director, President       Director, President
                              and Chief Executive       and Chief Executive
                              Officer                   Officer

Lisa Corrigan Bell   40       Senior Vice President     Senior Vice President
                              and Chief Operating       and Chief Operating
                              Officer                   Officer

Roger K. White       49       Senior Vice President,    Senior Vice President
                              Chief Financial Officer   and Chief Financial
                              and Secretary             Officer

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Savings Bank during at least the past five years:

     Craig E. Dahl joined the Savings Bank in 1992 and is the former President of the B.M. Behrends Banks in Juneau, Alaska.

     Lisa Corrigan Bell joined the Bank in 1992 and has been Senior Vice President and Chief Operating Officer since 1996. Ms. Bell has served in various positions of increasing responsibility at Alaska Pacific since 1992.

     Roger K. White joined the Bank in 1995. Prior to that time, Mr. White served as Vice President and Controller of Puget Sound Bancorp, Tacoma, Washington.

     Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a)   Security Ownership of Certain Beneficial Owners

           Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (b)   Security Ownership of Management

           Information required by this item is incorporated herein by reference to the sections captioned and "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" of the Proxy Statement.

     (c)   Changes in Control

           The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management."

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

     (a)   Exhibits

           3.1 Articles of Incorporation of Alaska Pacific Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (333-74827))
           3.2 Bylaws of Alaska Pacific Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (333-74827))
           10.1  Employment Agreement with Craig E. Dahl
           10.2  Severance Agreement with Roger K. White

                     (continued on following page)

           10.3  Severance Agreement with Lisa Corrigan Bell
           10.4  Severance Agreement with Thomas C. Sullivan
           10.5  Severance Agreement with Cheryl A. Crawford
           10.6  Severance Agreement with Patrick H. Wonser
           10.7  Severance Agreement with Sheri A. Vidic
           10.8  Severance Agreement with Tammi L. Knight
           10.9  Alaska Federal Savings Bank 401(k) Plan (incorporated by reference to Exhibit 10.11 to the registrant's Registration
                 Statement on Form SB-2 (333-74827))
           10.10 Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan
           10.11 Alaska Pacific Bancshares, Inc. Employee Severance
                 Compensation Plan
           13    Annual Report to Stockholders
           21    Subsidiaries of the Registrant
           27    Financial Data Schedule

      (b)  Report on Form 8-K

           No Forms 8-K were filed during the quarter ended December 31, 1999.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALASKA PACIFIC BANCSHARES, INC.


Date: March 30, 2000            By:  /s/Craig E. Dahl
                                     ---------------------------------------
                                     Craig E. Dahl
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Craig E. Dahl                                       March 30, 2000
    ---------------------------------------------------
    Craig E. Dahl
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/Roger K. White                                      March 30, 2000
    ---------------------------------------------------
    Roger K. White
    Senior Vice President, Chief Financial Officer and
    Secretary
    (Principal Financial and Accounting Officer)

By: /s/Avrum A. Gross                                      March 30, 2000
    ---------------------------------------------------
    Avrum A. Gross
    Chairman of the Board and Director

By: /s/Roger Grummett                                      March 30, 2000
    ---------------------------------------------------
    Roger Grummett
    Director

By: /s/Hugh N. Grant                                       March 30, 2000
    ---------------------------------------------------
    Hugh N. Grant
    Director

By: /s/Deborah E. Marshall                                 March 30, 2000
    ---------------------------------------------------
    Deborah Marshall
    Director

By: /s/D. Eric McDowell                                    March 30, 2000
    ---------------------------------------------------
    D. Eric McDowell
    Director

By: /s/William J. Schmitz                                  March 30, 2000
    ---------------------------------------------------
    William J. Schmitz
    Director

                              Exhibit 10.1

                 Employment Agreement with Craig E. Dahl

                       EMPLOYMENT AGREEMENT
                       --------------------

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 25th day of January, 2000 by and between Alaska Pacific Bancshares, Inc. (the "Company"), and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and Craig E. Dahl (the "Employee").

     WHEREAS, the Employee is currently serving as the President and Chief Executive Officer of the Company and of the Bank;

     WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company and the Bank in the position of President and Chief Executive Officer;

     WHEREAS, the board of directors of the Company and the board of directors of the Bank (collectively, the "Board of Directors") recognize that the possibility of a change in control of the Bank or the Company may exist and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Company, the Bank and their respective stockholders;

     WHEREAS, the Board of Directors believes that it is in the best interests of the Company and the Bank for the Company and the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

     WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Definitions.
         ------------
         (a) The term "Change in Control" means (1) an event of a nature that results in the acquisition of control of the Company or the Bank within the meaning of the Savings and Loan Holding Company Act under 12 U.S.C.
Section 1467a and 12 C.F.R. Part 574 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (2) an event that would be required to be reported in response to
Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (3) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's or the Bank's outstanding securities; (4) individuals who are members of the board of directors of the Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (5) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (c) The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

          (d)  The term "Effective Date" means the date of this Agreement.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Juneau, Alaska, or within a radius of 35 miles from the location of the Company's administrative offices as of the date of this Agreement, except for reasonable travel on Company or Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or the Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the board of directors of the Company (or a board of directors of a successor of the Company) to elect him as President and Chief Executive Officer of the Company (or a successor of the Company) or any action by the board of directors of the Company (or a board of directors of a successor of the Company) removing him from such office, or the failure of the board of directors of the Bank (or any successor of the Bank) to elect him as President and Chief Executive Officer of the Bank (or any successor of the Bank) or any action by such board (or a board of a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this

Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Bank's affairs under Section 8 of the Federal Deposit Insurance Act.

          (f) The terms "Termination for Cause" and "Terminated For Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or (except as provided
below) material breach of any provision of this Agreement.   The Employee
shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2. Term. The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement may be extended for a period of one year in addition to the then-remaining term, provided that prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

     3. Employment. The Employee shall be employed as the President and Chief Executive Officer of the Company and as the President and Chief Executive Officer of the Bank. As such, the Employee shall have supervision and control over the daily operations of the Company and the Bank, shall render administrative and management services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position.

     4.  Cash Compensation.
         ------------------

              (a) Salary. The Company and the Bank jointly agree to pay the Employee during the term of this Agreement a base salary (the "Salary") the annualized amount of which shall be not less than the annualized aggregate amount of the Employee's base salary from the Company and any Consolidated Subsidiaries in effect at the Effective Date; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company and the Bank to the Employee. The initial Salary shall be $110,000. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors at least annually during the term of this Agreement.

          (b) Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers.

          (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

     5.  Benefits.
         ---------

          (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's or the Bank's executive officers are eligible or become eligible to participate.

          (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's or the Bank's executive officers, including but not limited to supplemental retirement, incentive compensation, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

     6. Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine in its discretion.

     7.   Termination of Employment.
          --------------------------

             (a) Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company and the Bank jointly shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, payable in such manner and at such times as the Salary would have been payable to the Employee under Section 4(a) if the Employee had continued to be employed by the Company and the Bank, and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

             (b) Termination for Cause. In the event of Termination for Cause, the Company and the Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

             (c) Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon 90 days' written notice to the Company and the Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Company and the Bank shall be obligated jointly to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

             (d) Change in Control. In the event of Involuntary Termination after a Change in Control which occurs at any time following the Effective Date while the Employee is employed under this Agreement, the Company and the Bank jointly shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"); and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

             (e) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company and the Bank jointly shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

             (f) Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company or the Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company or the Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors, the Company and the Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

             (g) Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

             (h) Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

             (i) Default of the Bank. If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

             (j) Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the
Bank: (1) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

             (k) Reductions of Benefits. Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

             (l) Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

     8. Notice of Termination. In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company and the Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company and the Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

     9. Attorneys' Fees. The Company and the Bank jointly shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company or the Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's and the Bank's obligation to pay such fees and expenses is subject to the Employee prevailing in any legal judgment or arbitration, with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company or the Bank.

     10.  No Assignments.

          (a) This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that the Company and the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company and/or the Bank would be required to perform it if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company and the Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this
Section 10(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     11. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company and Bank at their home offices, to the attention of the Board of Directors with a copy to the Secretary of the Company and the Secretary of the Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company or the Bank.

     12. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     13. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     14. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     15. Governing Law. This Agreement shall be governed by the laws of the State of Alaska.

     16. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

     17. Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon,
                                   8
does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

     18. Obligations With Respect to Payments By Employers. The Company shall reimburse the Bank promptly for its pro rata portion of the expenses attributable to compensation paid to the Employee, based on the services he provides to the Company. The amount of such reimbursement shall be equal to Employee's compensation paid by the Bank pursuant to this Agreement multiplied by the fraction, the numerator of which shall be the number of days such person devoted to the activities of the Company and the denominator of which shall be three hundred and sixty-five (365) days. Each of the Bank and the Company will act independently and no action by one will increase the financial obligation of the other. Therefore, any involuntary termination of Employee by the Company will not result in a payment by the Bank absent other action by the Bank.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                  ALASKA PACIFIC BANCSHARES, INC.

/s/Roger K. White                       /s/Avrum Gross
---------------------------------      ------------------------------------
Roger K. White, Secretary              By: Avrum Gross
                                       Its:Chairman of the Board of Directors

Attest:                                ALASKA PACIFIC BANK

/s/Roger K. White                      /s/Avrum Gross
---------------------------------      ------------------------------------
Roger K. White, Secretary              By: Avrum Gross
                                       Its:Chairman of the Board of Directors

                                       EMPLOYEE

                                       /s/Craig E. Dahl
                                       ------------------------------------
                                       Craig E. Dahl

                               Exhibit 10.2

                  Severance Agreement with Roger K. White

                  CHANGE IN CONTROL SEVERANCE AGREEMENT
                  -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 25th day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Roger K. White (the "Executive").

     WHEREAS, the Executive is currently serving as Senior Vice President and Chief Financial Officer; and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Certain Definitions.
         --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date

(the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

                (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that he substantially increase his travel on Company or Bank business;

               (ii)  a material demotion of the Executive;

              (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

               (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

                (v) a material and extended increase in the required hours of work or the workload of the Executive;

               (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in
                     Section 5(a) hereof; or

              (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
         -----

          (a) The term of this Agreement shall be a period of three years commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the third year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

          (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate his employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive his salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 36 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and his eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate his employment and determines in good faith that he has experienced Good Reason to terminate his employment, he shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

     The Executive's right to terminate his employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

     5.  No Assignments.
         ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the

Bank in the same amount and on the same terms that he would be entitled to hereunder if he terminated his employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

            If to the Executive:             Roger K. White
                                             At the address last appearing
                                             on the personnel records of
                                             the Executive

            If to the Bank:                  Alaska Pacific Bank
                                             2094 Jordan Avenue
                                             Juneau, Alaska 99801
                                             Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern.

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of his rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

     13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                             ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                /s/Avrum Gross
------------------------------      ----------------------------------------
------------------------            By: Avrum Gross
------------------------            Its: Chairman of the Board of Direcctors

                                    EXECUTIVE

                                    /s/Roger K. White
                                    ----------------------------------------
                                    Roger K. White
                                    Senior Vice President and Chief
                                    Financial Officer

                               Exhibit 10.3

                Severance Agreement with Lisa Corrigan Bell

                  CHANGE IN CONTROL SEVERANCE AGREEMENT
                  -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 25th day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Lisa Corrigan Bell (the "Executive").

     WHEREAS, the Executive is currently serving as Senior Vice President and Chief Operating Officer; and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Certain Definitions.
         --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date

(the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

          (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that she substantially increase her travel on Company or Bank business;

         (ii)  a material demotion of the Executive;

        (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

         (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

          (v) a material and extended increase in the required hours of work or the workload of the Executive;

         (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

        (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
         ----

          (a) The term of this Agreement shall be a period of three years commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the third year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

         (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 36 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate her employment and determines in good faith that she has experienced Good Reason to terminate her employment, she shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

     The Executive's right to terminate her employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

     5.  No Assignments.
         ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the

Bank in the same amount and on the same terms that she would be entitled to hereunder if she terminated her employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

             If to the Executive:             Lisa Corrigan Bell
                                              At the address last appearing
                                              on the personnel records of
                                              the Executive

             If to the Bank:                  Alaska Pacific Bank
                                              2094 Jordan Avenue
                                              Juneau, Alaska 99801
                                              Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

    10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

    11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern.

    12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

    13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                   /s/Avrum Gross
---------------------------------      --------------------------------------
-----------------------------          By:  Avrum Gross
-----------------------------          Its: Chairman of the Board of Directors

                                       EXECUTIVE

                                       /s/Lisa Corrigan Bell
                                       --------------------------------------
                                       Lisa Corrigan Bell
                                       Senior Vice President and Chief
                                       Operating Officer

                               Exhibit 10.4

                 Severance Agreement with Thomas C. Sullivan

               CHANGE IN CONTROL SEVERANCE AGREEMENT
               -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 14th day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Thomas C. Sullivan (the "Executive").

     WHEREAS, the Executive is currently serving as Vice President and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Certain Definitions.
         --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

          (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that he substantially increase his travel on Company or Bank business;

         (ii)   a material demotion of the Executive;

        (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

         (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

          (v) a material and extended increase in the required hours of work or the workload of the Executive;

         (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

        (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
         -----

          (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

          (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate his employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive his salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 12 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and his eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 100% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of
Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of
Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate his employment and determines in good faith that he has experienced Good Reason to terminate his employment, he shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

     The Executive's right to terminate his employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

     5.  No Assignments.
         ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that he would be entitled to hereunder if he terminated his employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

      6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

      7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

             If to the Executive:         Thomas C. Sullivan
                                          At the address last appearing
                                          on the personnel records of
                                          the Executive

             If to the Bank:              Alaska Pacific Bank
                                          2094 Jordan Avenue
                                          Juneau, Alaska 99801
                                          Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of his rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

     13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                   /s/Avrum Gross
---------------------------------      --------------------------------------
----------------------------           By: Avrum Gross
----------------------------           Its: Chairman of the Board of Directors

                                       EXECUTIVE

                                       /s/Thomas C. Sullivan
                                       --------------------------------------
                                       Thomas C. Sullivan

                               Exhibit 10.5

                 Severance Agreement with Cheryl A. Crawford

                   CHANGE IN CONTROL SEVERANCE AGREEMENT
                   -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 19th day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Cheryl A. Crawford (the "Executive").

     WHEREAS, the Executive is currently serving as Vice President and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Certain Definitions.
         --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

          (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that she substantially increase her travel on Company or Bank business;

         (ii)   a material demotion of the Executive;

        (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

         (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

          (v) a material and extended increase in the required hours of work or the workload of the Executive;

         (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

        (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
         -----

          (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

          (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 12 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 100% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of
Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of
Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

      4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate her employment and determines in good faith that she has experienced Good Reason to terminate her employment, she shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

      The Executive's right to terminate her employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

      5.  No Assignments.
          ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that she would be entitled to hereunder if she terminated her employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

      6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

      7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

        If to the Executive:          Cheryl A. Crawford
                                      At the address last appearing
                                      on the personnel records of
                                      the Executive

        If to the Bank:               Alaska Pacific Bank
                                      2094 Jordan Avenue
                                      Juneau, Alaska 99801
                                      Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern.

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

      13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                   /s/Avrum Gross
---------------------------------      --------------------------------------
----------------------------           By: Avrum Gross
----------------------------           Its: Chairman of the Board of Directors

                                       EXECUTIVE

                                       /s/Cheryl A. Crawford
                                       ---------------------------------------
                                       Cheryl A. Crawford

                               Exhibit 10.6

                  Severance Agreement with Patrick H. Wonser

               CHANGE IN CONTROL SEVERANCE AGREEMENT
               -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 19th day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Patrick H. Wonser (the "Executive").

     WHEREAS, the Executive is currently serving as Vice President and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Certain Definitions.
         --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

          (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that he substantially increase his travel on Company or Bank business;

         (ii)  a material demotion of the Executive;

        (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

         (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

          (v) a material and extended increase in the required hours of work or the workload of the Executive;

         (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

        (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
         ----

          (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

          (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate his employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive his salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 12 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and his eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 100% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of
Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of
Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate his employment and determines in good faith that he has experienced Good Reason to terminate his employment, he shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

     The Executive's right to terminate his employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

     5.  No Assignments.
         ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that he would be entitled to hereunder if he terminated his employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:      Patrick H. Wonser
                                    At the address last appearing
                                    on the personnel records of
                                    the Executive

          If to the Bank:           Alaska Pacific Bank
                                    2094 Jordan Avenue
                                    Juneau, Alaska 99801
                                    Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern.

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of his rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

      13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                               ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                  /s/Avrum Gross
---------------------------------     --------------------------------------
----------------------------          By: Avrum Gross
----------------------------          Its: Chairman of the Board of Directors

                                      EXECUTIVE


                                      /s/Patrick H. Wonser
                                      --------------------------------------
                                      Patrick H. Wonser

                               Exhibit 10.7

                   Severance Agreement with Sheri A. Vidic

                  CHANGE IN CONTROL SEVERANCE AGREEMENT
                  -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 25yh day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Sheri A. Vidic (the "Executive").

      WHEREAS, the Executive is currently serving as Vice President and ;

      WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

      WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

      WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

      NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

      1.  Certain Definitions.
          --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

          (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that she substantially increase her travel on Company or Bank business;

         (ii)  a material demotion of the Executive;

        (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

         (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

          (v) a material and extended increase in the required hours of work or the workload of the Executive;

         (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

        (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
         -----

          (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

          (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 12 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 100% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of
Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of
Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate her employment and determines in good faith that she has experienced Good Reason to terminate her employment, she shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

      The Executive's right to terminate her employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

      5.  No Assignments.
          ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that she would be entitled to hereunder if she terminated her employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

         If to the Executive:      Sheri A. Vidic
                                   At the address last appearing
                                   on the personnel records of
                                   the Executive

         If to the Bank:           Alaska Pacific Bank
                                   2094 Jordan Avenue
                                   Juneau, Alaska 99801
                                   Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern.

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

     13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                               ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                  /s/Avrum Gross
---------------------------------     --------------------------------------
----------------------------          By: Avrum Gross
----------------------------          Its: Chairman of the Board of Directors


                                      EXECUTIVE

                                      /s/Sheri A. Vidic
                                      --------------------------------------
                                         Sheri A. Vidic

                               Exhibit 10.8

                 Severance Agreement with Tammi L. Knight

                   CHANGE IN CONTROL SEVERANCE AGREEMENT
                   -------------------------------------

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 19th day of January, 2000 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Tammy L. Knight (the "Executive").

     WHEREAS, the Executive is currently serving as Assistant Vice President;
and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Certain Definitions.
         --------------------

          (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

          (b) The term "Commencement Date" means the date of this Agreement.

          (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

          (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

          (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

          (i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that she substantially increase her travel on Company or Bank business;

         (ii)   a material demotion of the Executive;

        (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

         (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

          (v) a material and extended increase in the required hours of work or the workload of the Executive;

         (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

        (vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

          (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

          (g) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

     2.  Term.
          ----
          (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

          (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

          (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         -------------------

          (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 12 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 100% of the Executive's "base amount" as determined under
Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     Notwithstanding any other provision of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Executive, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of
Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Executive without causing any amount to become nondeductible pursuant to or by reason of
Section 280G of the Code. The Executive shall determine the allocation of such reduction among payments and benefits to the Executive.

          (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether such termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate her employment and determines in good faith that she has experienced Good Reason to terminate her employment, she shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

     The Executive's right to terminate her employment for Good Reason shall not be affected by the Executive's incapacity due to physical illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

     5.  No Assignments.
         ---------------

          (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that she would be entitled to hereunder if she terminated her employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

            If to the Executive:        Tammy L. Knight
                                        At the address last appearing
                                        on the personnel records of
                                        the Executive

            If to the Bank:             Alaska Pacific Bank
                                        2094 Jordan Avenue
                                        Juneau, Alaska 99801
                                        Attention:  Secretary

or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of Alaska to the extent that federal law does not govern.

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

     13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

                             * * * * *

    IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

    THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                ALASKA PACIFIC BANK

/s/Rebecca J. Baxter                   /s/Avrum Gross
---------------------------------      --------------------------------------
----------------------------           By: Avrum Gross
----------------------------           Its: Chairman of the Board of Directors


                                       EXECUTIVE

                                       /s/Tammi L. Knight
                                       --------------------------------------
                                       Tammy L. Knight

                              Exhibit 10.10

       Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan

                     ALASKA PACIFIC BANCSHARES, INC.

                     EMPLOYEE STOCK OWNERSHIP PLAN


                     Effective as of January 1, 1999

              ALASKA PACIFIC BANCSHARES, INC.

               EMPLOYEE STOCK OWNERSHIP PLAN

                     TABLE OF CONTENTS


 PREAMBLE . . . . . . . . . . . . . . . . . . . . . . . . 1

 ARTICLE I

  DEFINITION OF TERMS AND CONSTRUCTION. . . . . . . . . . 2

  1.1       Definitions . . . . . . . . . . . . . . . . . 2

       (a)  Account . . . . . . . . . . . . . . . . . . . 2
       (b)  Act . . . . . . . . . . . . . . . . . . . . . 2
       (c)  Administrator . . . . . . . . . . . . . . . . 2
       (d)  Annual Additions. . . . . . . . . . . . . . . 2
       (e)  Authorized Leave of Absence . . . . . . . . . 2
       (f)  Beneficiary . . . . . . . . . . . . . . . . . 3
       (g)  Board of Directors. . . . . . . . . . . . . . 3
       (h)  Break . . . . . . . . . . . . . . . . . . . . 3
       (i)  Code. . . . . . . . . . . . . . . . . . . . . 3
       (j)  Compensation. . . . . . . . . . . . . . . . . 3
       (k)  Date of Hire. . . . . . . . . . . . . . . . . 3
       (l)  Disability. . . . . . . . . . . . . . . . . . 3
       (m)  Disability Retirement Date. . . . . . . . . . 3
       (n)  Early Retirement Date . . . . . . . . . . . . 4
       (o)  Effective Date. . . . . . . . . . . . . . . . 4
       (p)  Eligibility Period. . . . . . . . . . . . . . 4
       (q)  Employee. . . . . . . . . . . . . . . . . . . 4
       (r)  Employee Stock Ownership Account. . . . . . . 4
       (s)  Employee Stock Ownership Contribution . . . . 4
       (t)  Employee Stock Ownership Suspense Account . . 4
       (u)  Employer. . . . . . . . . . . . . . . . . . . 4
       (v)  Employer Securities . . . . . . . . . . . . . 4
       (w)  Entry Date. . . . . . . . . . . . . . . . . . 5
       (x)  Exempt Loan . . . . . . . . . . . . . . . . . 5
       (y)  Exempt Loan Suspense Account. . . . . . . . . 5
       (z)  Financed Shares . . . . . . . . . . . . . . . 5
       (aa) Former Participant. . . . . . . . . . . . . . 5
       (bb) Fund. . . . . . . . . . . . . . . . . . . . . 5
       (cc) Hour of Service . . . . . . . . . . . . . . . 5

       (dd) Investment Adjustments. . . . . . . . . . . . 6
       (ee) Limitation Year . . . . . . . . . . . . . . . 6
       (ff) Normal Retirement Date. . . . . . . . . . . . 6
       (gg) Participant . . . . . . . . . . . . . . . . . 6
       (hh) Plan. . . . . . . . . . . . . . . . . . . . . 6
       (ii) Plan Year . . . . . . . . . . . . . . . . . . 6
       (jj) Qualified Domestic Relations Order. . . . . . 6
       (kk) Related Employer. . . . . . . . . . . . . . . 6
       (ll) Retirement. . . . . . . . . . . . . . . . . . 7
       (mm) Service . . . . . . . . . . . . . . . . . . . 7
       (nn) Sponsor . . . . . . . . . . . . . . . . . . . 7
       (oo) Trust Agreement . . . . . . . . . . . . . . . 7
       (pp) Trustee . . . . . . . . . . . . . . . . . . . 7
       (qq) Valuation Date. . . . . . . . . . . . . . . . 7
       (rr) Year of Eligibility Service . . . . . . . . . 7
       (ss) Year of Vesting Service . . . . . . . . . . . 7

  1.2  Plurals and Gender . . . . . . . . . . . . . . . . 8

  1.3  Incorporation of Trust Agreement . . . . . . . . . 8

  1.4  Headings . . . . . . . . . . . . . . . . . . . . . 8

  1.5  Severability . . . . . . . . . . . . . . . . . . . 8

  1.6  References to Governmental Regulations . . . . . . 8

  1.7  Notices. . . . . . . . . . . . . . . . . . . . . . 8

  1.8  Evidence . . . . . . . . . . . . . . . . . . . . . 8

  1.9  Action by Employer . . . . . . . . . . . . . . . . 9

 ARTICLE II

  PARTICIPATION. . . . . . . . . . . . . . . . . . . . . .10

  2.1  Commencement of Participation. .  . . . . . . . . .10

  2.2  Termination of Participation . .  . . . . . . . . .10

  2.3  Resumption of Participation. . .  . . . . . . . . .10

  2.4  Determination of Eligibility . .  . . . . . . . . .11

    2.5  Restricted Participation . . . . . . . . . . . . . . . . .11

 ARTICLE III

    CREDITED SERVICE .  . . . . . . . . . . . . . . . . . . . . . .12

    3.1  Service Counted for Eligibility Purposes . . . . . . . . .12

    3.2  Service Counted for Vesting Purposes . . . . . . . . . . .12

    3.3  Credit for Pre-Break Service . . . . . . . . . . . . . . .12

    3.4  Service Credit During Authorized Leaves. . . . . . . . . .12

    3.5  Service Credit During Maternity or Paternity Leave . . . .13

    3.6  Ineligible Employees . . . . . . . . . . . . . . . . . . .13

 ARTICLE IV

    CONTRIBUTIONS. . . . . . . . . . . . . . . . . . . . . . . . . 14

    4.1  Employee Stock Ownership Contribution. . . . . . . . . . .14

    4.2  Time and Manner of Employee Stock Ownership Contribution .14

    4.3  Records of Contributions . . . . . . . . . . . . . . . . .15

    4.4  Erroneous Contributions. . . . . . . . . . . . . . . . . .15

 ARTICLE V

    ACCOUNTS, ALLOCATIONS AND INVESTMENTS. . . . . . . . . . . . . 17

    5.1  Establishment of Separate Participant Accounts . . . . . .17

    5.2  Establishment of Suspense Accounts . . . . . . . . . . . .17

    5.3  Allocation of Earnings, Losses and Expenses. . . . . . . .18

    5.4  Allocation of Forfeitures. . . . . . . . . . . . . . . . .18

    5.5  Allocation of Employee Stock Ownership Contribution . . . 18

    5.6  Limitation on Annual Additions . . . . . . . . . . . . . .19

    5.7  Erroneous Allocations. . . . . . . . . . . . . . . . . . .22

    5.8  Value of Participant's Account . . . . . . . . . . . . . .22

    5.9  Investment of Account Balances . . . . . . . . . . . . . .22

 ARTICLE VI

    RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY . . . . . .  .23

    6.1  Normal Retirement. . . . . . . . . . . . . . . . . . . . .23

    6.2  Early Retirement . . . . . . . . . . . . . . . . . . . . .23

    6.3  Disability Retirement. . . . . . . . . . . . . . . . . . .23

    6.4  Death Benefits . . . . . . . . . . . . . . . . . . . . . .23

    6.5  Designation of Beneficiary and Manner of Payment . . . . .24

 ARTICLE VII

    VESTING AND FORFEITURES. . . . . . . . . . . . . . . . . . . . 25

    7.1  Vesting on Death, Disability and Normal Retirement . . . .25

    7.2  Vesting on Termination of Participation. . . . . . . . . .25

    7.3  Disposition of Forfeitures . . . . . . . . . . . . . . . .25

 ARTICLE VIII

    EMPLOYEE STOCK OWNERSHIP PROVISIONS. . . . . . . . . . . . . . 27

    8.1  Right to Demand Employer Securities. . . . . . . . . . . .27

    8.2  Voting Rights. . . . . . . . . . . . . . . . . . . . . . .27

    8.3  Nondiscrimination in Employee Stock Ownership Contribution27

    8.4  Dividends. . . . . . . . . . . . . . . . . . . . . . . . .28

    8.5  Exempt Loans . . . . . . . . . . . . . . . . . . . . . . . . . .28

    8.6  Exempt Loan Payments . . . . . . . . . . . . . . . . . . . . . .30

    8.7  Put Option  . . . . . . . . . . . . . . . . . . . . . . . . . . 31

    8.8  Diversification Requirements. . . . . . . . . . . . . . . . . . 31

    8.9  Independent Appraiser. . . .. . . . . . . . . . . . . . . . . . 32

    8.10 Nonterminable Rights . . . .. . . . . . . . . . . . . . . . . . 32

 ARTICLE IX

    PAYMENTS AND DISTRIBUTIONS . . .  . . . . . . . . . . . . . . . . . .33

    9.1  Payments on Termination of Service - In General.. . . . . . . . 33

    9.2  Commencement of Payments . . . . . . . . . . . .. . . . . . . . 33

    9.3  Mandatory Commencement of Benefits . . . . . . .. . . . . . . . 33

    9.4  Required Beginning Dates . . . . . . . . . . . .. . . . . . . . 36

    9.5  Form of Payment. . . . . . . . . . . . . . . . .. . . . . . . . 36

    9.6  Payments Upon Termination of Plan. . . . . . . .. . . . . . . . 36

    9.7  Distributions Pursuant to Qualified Domestic Relations Orders . 37

    9.8  Cash-Out Distributions . . . . . . . . . . . . . . . . . . . . .37

    9.9  ESOP Distribution Rules. . . . . . . . . . . . . . . . . . . . .37

    9.10 Direct Rollover. . . . . . . . . . . . . . . . . . . . . . . . .38

    9.11 Waiver of 30-day Notice. . . . . . . . . . . . . . . . . . . . .39

    9.12 Re-employed Veterans . . . . . . . . . . . . . . . . . . . . . .39

    9.13 Share Legend . . . . . . . . . . . . . . . . . . . . . . . . . .39

 ARTICLE X

  PROVISIONS RELATING TO TOP-HEAVY PLANS  . . . . . . . .40

  10.1 Top-Heavy Rules to Control . . . .  . . . . . . . 40

  10.2 Top-Heavy Plan Definitions . . . . . . . . . . . .40

  10.3 Calculation of Accrued Benefits. . . . . . . . . .41

  10.4 Determination of Top-Heavy Status. . . . . . . . .43

  10.5 Determination of Super Top-Heavy Status. . . . . .43

  10.6 Minimum Contribution . . . . . . . . . . . . . . .43

  10.7 Vesting. . . . . . . . . . . . . . . . . . . . . .44

  10.8 Maximum Benefit Limitation . . . . . . . . . . . .45

 ARTICLE XI

  ADMINISTRATION  . . . . . . . . . . . . . . . . . . . .46

  11.1 Appointment of Administrator . . . . . . . . . . .46

  11.2 Resignation or Removal of Administrator. . . . . .46

  11.3 Appointment of Successors:  Terms of Office, Etc..46

  11.4 Powers and Duties of Administrator.. . . . . . . .46

  11.5 Action by Administrator. . . . . . . . . . . . . .48

  11.6 Participation by Administrator . . . . . . . . . .48

  11.7 Agents . . . . . . . . . . . . . . . . . . . . . .48

  11.8 Allocation of Duties . . . . . . . . . . . . . . .48

  11.9 Delegation of Duties . . . . . . . . . . . . . . .48

  11.10 Administrator's Action Conclusive . . . . . . . .49

  11.11 Compensation and Expenses of Administrator. . . .49

  11.12 Records and Reports . . . . . . . . . . . . . . .49

  11.13 Reports of Fund Open to Participants. . . . . . .49

  11.14 Named Fiduciary . . . . . . . . . . . . . . . . .49

  11.15 Information from Employer . . . . . . . . . . . .50

  11.16 Responsibilities of Directors . . . . . . . . . .50

  11.17 Liability and Indemnification . . . . . . . . . .50

 ARTICLE XII

  CLAIMS PROCEDURE . . . . . . . . . . . . . . . . . . . 51

  12.1 Notice of Denial . . . . . . . . . . . . . . . . .51

  12.2 Right to Reconsideration . . . . . . . . . . . . .51

  12.3 Review of Documents. . . . . . . . . . . . . . . .51

  12.4 Decision by Administrator. . . . . . . . . . . . .51

  12.5 Notice by Administrator. . . . . . . . . . . . . .51

 ARTICLE XIII

  AMENDMENTS, TERMINATION AND MERGER . . . . . . . . . . 53

  13.1 Amendments . . . . . . . . . . . . . . . . . . . .53

  13.2 Effect of Change In Control. . . . . . . . . . . .53

  13.3 Consolidation or Merger of Trust . . . . . . . . .55

  13.4 Bankruptcy or Insolvency of Employer . . . . . . .55

  13.5 Voluntary Termination. . . . . . . . . . . . . . .56

  13.6 Partial Termination of Plan or Permanent
       Discontinuance of Contributions . . . . . . . . . 56

 ARTICLE XIV

  MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . .57

  14.1 No Diversion of Funds. . . . . . . . . . . . . . .57

  14.2 Liability Limited. . . . . . . . . . . . . . . . .57

  14.3 Facility of Payment. . . . . . . . . . . . . . . .57

  14.4 Spendthrift Clause . . . . . . . . . . . . . . . .57

  14.5 Benefits Limited to Fund . . . . . . . . . . . . .58

  14.6 Cooperation of Parties . . . . . . . . . . . . . .58

  14.7 Payments Due Missing Persons . . . . . . . . . . .58

  14.8 Governing Law. . . . . . . . . . . . . . . . . . .58

  14.9 Nonguarantee of Employment . . . . . . . . . . . .58

  14.10Counsel . . .  . . . . . . . . . . . . . . . . . .59

                   ALASKA PACIFIC BANCSHARES, INC.

                    EMPLOYEE STOCK OWNERSHIP PLAN

                              PREAMBLE
                              --------
     Effective as of January 1, 1999, Alaska Pacific Bancshares, Inc., an Alaska corporation (the "Sponsor"), has adopted the Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan in order to enable Participants to share in the growth and prosperity of the Sponsor and its wholly owned subsidiary, Alaska Federal Savings Bank, and to provide Participants with an opportunity to accumulate capital for their future economic security by accumulating funds to provide retirement, death and disability benefits. The Plan is a stock bonus plan designed to meet the applicable requirements of Section 409 of the Code and of an employee stock ownership plan, as defined in Section 4975(e)(7) of the Code and Section 407(d)(6) of the Act. The employee stock ownership plan is intended to invest primarily in "qualifying employer securities" as defined in Section 4975(e)(8) of the Code. The Sponsor intends that the Plan will qualify under Sections 401(a) and 501(a) of the Code and will comply with the provisions of the Act. The Plan has been drafted to comply with all applicable provisions of law, including the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Revenue Reconciliation Act of 1989, the Omnibus Budget Reconciliation Act of 1993, the Small Business Job Protection Act of 1996, and the Taxpayer Relief Act of 1997.

     The terms of this Plan shall apply only with respect to Employees of the Employer on and after January 1, 1999.

                              ARTICLE I
                DEFINITION OF TERMS AND CONSTRUCTION
                ------------------------------------
1.1        Definitions.
           ------------

     Unless a different meaning is plainly implied by the context, the following terms as used in this Plan shall have the following meanings:

     (a) "Account" shall mean a Participant's or Former Participant's entire accrued benefit under the Plan, including the balance credited to his Employee Stock Ownership Account and any other account described in Section 5.1.

     (b) "Act" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute, together with the applicable regulations promulgated thereunder.

     (c)  "Administrator" shall mean the fiduciary provided for in Article XI.

     (d) "Annual Additions" shall mean, with respect to each Participant, the sum of those amounts allocated to the Participant's Account under this Plan and accounts under any other qualified defined contribution plan to which the Employer or a Related Employer contributes for any Limitation Year, consisting of the following:

          (1)  Employer contributions;

          (2)  Forfeitures; and

          (3)  Employee contributions (if any).

      Annual Additions shall not include any Investment Adjustment. Annual Additions also shall not include employer contributions which are used by the Trust to pay interest on an Exempt Loan nor any forfeitures of Employer Securities purchased with the proceeds of an Exempt Loan, provided that not more than one-third of the employer contributions are allocated to Participants who are among the group of employees deemed "highly compensated employees" within the meaning of Code Section 414(q), as further described in
Section 8.3.

     (e) "Authorized Leave of Absence" shall mean an absence from Service with respect to which the Employee may or may not be entitled to Compensation and which meets any one of the following requirements:

          (1) Service in any of the armed forces of the United States for up to 36 months, provided that the Employee resumes Service within 90 days after discharge, or such longer period of time during which such Employee's employment rights are protected by law; or

          (2) Any other absence or leave expressly approved and granted by the Employer which does not exceed 24 months, provided that the Employee resumes Service at or before the end of such approved leave period. In approving such leaves of absence, the Employer shall treat all Employees on a uniform and nondiscriminatory basis.

     (f) "Beneficiary" shall mean such legal or natural persons, who may be designated contingently or successively, as may be designated by the Participant pursuant to Section 6.5 to receive benefits after the death of the Participant, or in the absence of a valid designation, such persons specified in Section 6.5(b) to receive benefits after the death of the Participant.

     (g) "Board of Directors" shall mean the Board of Directors of the Sponsor.

     (h) "Break" shall mean a Plan Year during which an Employee fails to complete more than 500 Hours of Service.

     (i) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute, together with the applicable regulations promulgated thereunder.

     (j) "Compensation" shall mean the amount of remuneration paid to an Employee by the Employer, after the date on which the Employee becomes a Participant, for services rendered to the Employer during a Plan Year, including base salary, wages, bonuses, overtime pay, commissions (but only to the extent provided in the currently applicable individual agreements between the Employer and each Employee who receives remuneration in the form of a commission), elective deferrals to a cash or deferred arrangement described in Code Section 401(k), and any amount contributed on a pre-tax salary reduction basis to a cafeteria plan described in Section 125 of the Code, but excluding amounts paid by the Employer or accrued with respect to this Plan or any other qualified or non-qualified unfunded plan of deferred compensation or other employee welfare plan to which the Employer contributes, reimbursement for expenses, and other forms of extraordinary pay, and excluding amounts accrued for a prior Plan Year. Notwithstanding anything herein to the contrary, the annual Compensation of each Participant taken into account under the Plan for any purpose during any Plan Year shall not exceed $160,000, as adjusted from time to time in accordance with Section 415(d) of the Code.

     (k) "Date of Hire" shall mean the date on which an Employee shall perform his first Hour of Service. Notwithstanding the foregoing, in the event that an Employee incurs one or more consecutive Breaks after his initial Date of Hire which results in the forfeiture of his pre-Break Service pursuant to Section 3.3, his "Date of Hire" shall thereafter be the date on which he completes his first Hour of Service after such Break or Breaks.

     (l) "Disability" shall mean a physical or mental impairment which prevents a Participant from performing the duties assigned to him by the Employer and which either has caused the Social Security Administration to classify the individual as "disabled" for purposes of Social Security or has been determined by a qualified physician selected by the Administrator.

     (m) "Disability Retirement Date" shall mean the first day of the month after which a Participant incurs a Disability.

     (n) "Early Retirement Date" shall mean the first day of the month coincident with or next following the later of the date on which a Participant attains age 55 and completes 5 Years of Vesting Service.

     (o)  "Effective Date" shall mean January 1, 1999.

     (p) "Eligibility Period" shall mean the period of 12 consecutive months commencing on an Employee's Date of Hire. Succeeding Eligibility Periods after the initial Eligibility Period shall be based on Plan Years, the first of which shall include the first anniversary of an Employee's Date of Hire.

     (q) "Employee" shall mean any person who is classified as an employee by the Employer or a Related Employer, including officers, but excluding directors in their capacity as such.

     (r) "Employee Stock Ownership Account" shall mean the separate bookkeeping account established for each Participant pursuant to Section 5.1(a).

     (s) "Employee Stock Ownership Contribution" shall mean the cash, Employer Securities, or both that are contributed to the Plan by the Employer pursuant to Article IV.

     (t) "Employee Stock Ownership Suspense Account" shall mean the temporary account in which the Trustee may maintain any Employee Stock Ownership Contribution that is made prior to the last day of the Plan Year for which it is made, as described in Section 5.2.

     (u) "Employer" shall mean Alaska Pacific Bancshares, Inc., an Alaska corporation, and its wholly owned subsidiaries, Alaska Federal Savings Bank and First Services Corporation, or any successors to the aforesaid corporations by merger, consolidation or otherwise, which may agree to continue this Plan, or any Related Employer or any other business organization which, with the consent of the Sponsor, shall agree to become a party to this Plan. To the extent required by the Code or the Act, references herein to the Employer shall also include all Related Employers, whether or not they are participating in this Plan.

     (v) "Employer Securities" shall mean the common stock issued by Alaska Pacific Bancshares, Inc., an Alaska corporation. Such term shall also mean, in the discretion of the Board of Directors, any other common stock issued by the Employer or any Related Employer having voting power and dividend rights equal to or in excess of:

          (1) that class of common stock of the Employer or a Related Employer having the greatest voting power, and

          (2) that class of common stock of the Employer or a Related Employer having the greatest dividend rights.

Non-callable preferred stock shall be treated as Employer Securities if such stock is convertible at any time into stock which meets the requirements of
(1) and (2) next above and if such conversion is at a conversion price which (as of the date of the acquisition by the Plan) is reasonable. For purposes of the last preceding sentence, preferred stock shall be treated as non-callable if, after the call, there will be a reasonable opportunity for a conversion which meets the requirements of the last preceding sentence.

     (w)  "Entry Date" shall mean each January 1 and July 1.


     (x) "Exempt Loan" shall mean a loan described at Section 4975(d)(3) of the Code to the Trustee to purchase Employer Securities for the Plan, made or guaranteed by a disqualified person, as defined at Section 4975(e)(2) of the Code, including, but not limited to, a direct loan of cash, a purchase money transaction, an assumption of an obligation of the Trustee, an unsecured guarantee or the use of assets of such disqualified person as collateral for such a loan.

     (y) "Exempt Loan Suspense Account" shall mean the account to which Financed Shares are initially credited until they are released in accordance with Section 8.5.

     (z) "Financed Shares" shall mean the Employer Securities acquired by the Trustee with the proceeds of an Exempt Loan and which are credited to the Exempt Loan Suspense Account until they are released in accordance with
Section 8.5.

    (aa) "Former Participant" shall mean any previous Participant whose participation has terminated but who has a vested Account in the Plan which has not been distributed in full.

    (bb) "Fund" shall mean the trust fund maintained by the Trustee pursuant to the Trust Agreement in order to provide for the payment of the benefits specified in the Plan.

    (cc) "Hour of Service" shall mean each hour for which an Employee is directly or indirectly paid or entitled to payment by the Employer or a Related Employer for the performance of duties or for reasons other than the performance of duties (such as vacation time, holidays, sickness, disability, paid lay-offs, jury duty and similar periods of paid nonworking time). To the extent not otherwise included, Hours of Service shall also include each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer or a Related Employer. Hours of working time shall be credited on the basis of actual hours worked, even though compensated at a premium rate for overtime or other reasons. In computing and crediting Hours of Service for an Employee under this Plan, the rules set forth in Sections 2530.200b-2(b) and (c) of the Department of Labor Regulations shall apply, said sections being herein incorporated by reference. Hours of Service shall be credited to the Plan Year or other relevant period during which the services were performed or the nonworking time occurred, regardless of the time when compensation therefor may be paid. Any Employee for whom no hourly employment records are kept by the Employer or a Related Employer shall be credited with 45 Hours of Service for each calendar week in which he would have been credited with a least one Hour or Service under the foregoing provisions, if hourly records were available. Effective January 1, 1985, for absences commencing on or after that date, solely for purposes of determining whether a Break for participation and vesting purposes has occurred in an Eligibility Period or a Plan Year, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, 8 Hours of Service per day of such absence. For purposes of this Section 1.1(cc), an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of the birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this provision shall be credited (1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in that period, or (2) in all other cases, in the following computation period.

    (dd) "Investment Adjustments" shall mean the increases and/or decreases in the value of a Participant's Account attributable to earnings, gains, losses and expenses of the Fund, as set forth in Section 5.3.

    (ee)  "Limitation Year" shall mean the Plan Year.


    (ff) "Normal Retirement Date" shall mean the first day of the month coincident with or next following the later of the date on which a Participant attains age 65 or the fifth anniversary of the date he commenced participation in the Plan.

    (gg) "Participant" shall mean an Employee who has met all of the eligibility requirements of the Plan and who is currently included in the Plan as provided in Article II hereof; provided, however, that the term "Participant" shall not include (1) leased Employees (as defined in Section 414(n)(2) of the Code), (2) any Employee who is regularly employed outside the Employer's own offices in connection with the operation and maintenance of buildings or other properties acquired through foreclosure or deed, (3) any individual who is employed by a Related Employer that has not adopted the Plan in accordance with Section 1.1(u) hereof, (4) any Employee who is a non-resident alien individual and who has no earned income from sources within the United States, or (5) any Employee who is included in a unit of Employees covered by a collective-bargaining agreement with the Employer or a Related Employer that does not expressly provide for participation of such Employees in the Plan, where there has been good-faith bargaining between the Employer or a Related Employer and Employees' representatives on the subject of retirement benefits. To the extent required by the Code or the Act, or appropriate based on the context, references herein to Participant shall include Former Participant.

    (hh) "Plan" shall mean the Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan, as described herein or as hereafter amended from time to time.

    (ii) "Plan Year" shall mean any 12 consecutive month period commencing on each January 1 and ending on the next following December 31.

    (jj) "Qualified Domestic Relations Order" shall mean any judgment, decree or order that satisfies the requirements to be a "qualified domestic relations order," as defined in Section 414(p) of the Code.

    (kk)  "Related Employer" shall mean any entity that is:

          (1) a member of a controlled group of corporations that includes the Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code);

          (2) a member of a group of trades or businesses under common control with the Employer, while it is under common control (within the meaning of Section 414(c) of the Code);

          (3) a member of an affiliated service group that includes the Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code); or

          (4) a leasing or other organization that is required to be aggregated with the Employer pursuant to the provisions of Section 414(n) or 414(o) of the Code.

     (ll) "Retirement" shall mean termination of employment which qualifies as early, normal or Disability retirement as described in Article VI.

     (mm) "Service" shall mean, for purposes of eligibility to participate and vesting, employment with the Employer or any Related Employer, and for purposes of allocation of the Employee Stock Ownership Contribution and forfeitures, employment with the Employer.

     (nn) "Sponsor" shall mean Alaska Pacific Bancshares, Inc., an Alaska corporation.

     (oo) "Trust Agreement" shall mean the agreement, dated ________, 1999, by and between Alaska Pacific Bancshares, Inc., an Alaska corporation, and First Bankers Trust Company, N.A., of Quincy, Illinois.

     (pp) "Trustee" shall mean the trustee or trustees by whom the assets of the Plan are held, as provided in the Trust Agreement, or his or their successors.

     (qq) "Valuation Date" shall mean the last day of each Plan Year. The Trustee may make additional valuations, at the direction of the Administrator, but in no event may the Administrator request additional valuations by the Trustee more frequently than quarterly. Whenever such date falls on a Saturday, Sunday or holiday, the preceding business day shall be the Valuation Date.

     (rr) "Year of Eligibility Service" shall mean an Eligibility Period during which an Employee is credited with at least 1,000 Hours of Service, except as otherwise specified in Article III.

    (ss) "Year of Vesting Service" shall mean a Plan Year during which an Employee is credited with at least 1,000 Hours of Service, except as otherwise specified in Article III.

1.2   Plurals and Gender.
      -------------------

      Where appearing in the Plan and the Trust Agreement, the masculine gender shall include the feminine and neuter genders, and the singular shall include the plural, and vice versa, unless the context clearly indicates a different meaning.

1.3   Incorporation of Trust Agreement.
      ---------------------------------

      The Trust Agreement, as the same may be amended from time to time, is intended to be and hereby is incorporated by reference into this Plan. All contributions made under the Plan will be held, managed and controlled by the Trustee pursuant to the terms and conditions of the Trust Agreement.

1.4   Headings.
      ---------

      The headings and sub-headings in this Plan are inserted for the convenience of reference only and are to be ignored in any construction of the provisions hereof.

1.5   Severability.
      -------------

      In case any provision of this Plan shall be held illegal or void, such illegality or invalidity shall not affect the remaining provisions of this Plan, but shall be fully severable, and the Plan shall be construed and enforced as if said illegal or invalid provisions had never been inserted herein.

1.6   References to Governmental Regulations.
      ---------------------------------------

      References in this Plan to regulations issued by the Internal Revenue Service, the Department of Labor, or other governmental agencies shall include all regulations, rulings, procedures, releases and other position statements issued by any such agency.

1.7   Notices.
      --------

      Any notice or document required to be filed with the Administrator or Trustee under the Plan will be properly filed if delivered or mailed by registered mail, postage prepaid, to the Administrator in care of the Sponsor or to the Trustee, each at its principal business offices. Any notice required under the Plan may be waived in writing by the person entitled to notice.

1.8   Evidence.
      ---------

      Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

1.9   Action by Employer.
      -------------------

      Any action required or permitted to be taken by any entity constituting the Employer under the Plan shall be by resolution of its Board of Directors or by a person or persons authorized by its Board of Directors.

                              ARTICLE II

                            PARTICIPATION
                            -------------

2.1   Commencement of Participation.
      ------------------------------

      (a) Any Employee who is otherwise eligible to become a Participant in accordance with Section 1.1(gg) hereof shall initially become a Participant on the Entry Date coincident with or next following the later of the following dates, provided he is employed by the Employer on that Entry Date:

           (1)  The date on which he completes a Year of Eligibility Service;
                and

           (2) The date on which he attains age 18.

      (b)  Any Employee who had satisfied the requirements set forth in
Section 2.1(a) during the 12 consecutive month period prior to the Effective Date shall become a Participant on the Effective Date, provided he is still employed by the Employer on the Effective Date.

2.2   Termination of Participation.
      -----------------------------

      After commencement or resumption of his participation, an Employee shall remain a Participant during each consecutive Plan Year thereafter until the earliest of the following dates:

      (a)  His actual Retirement date;

      (b)  His date of death; or

      (c)  The last day of a Plan Year during which he incurs a Break.

2.3   Resumption of Participation.
      ----------------------------

      (a) Any Participant whose employment terminates and who resumes Service before he incurs a Break shall resume participation immediately on the date he is reemployed.

      (b) Except as otherwise provided in Section 2.3(c), any Participant who incurs one or more Breaks and resumes Service shall resume participation retroactively as of the first day of the first Plan Year in which he completes a Year of Eligibility Service after such Break(s).

      (c) Any Participant who incurs one or more Breaks and resumes Service, but whose pre-Break Service is not reinstated to his credit pursuant to
Section 3.3, shall be treated as a new Employee and shall again be required to satisfy the eligibility requirements contained in Section 2.1(a) before resuming participation on the appropriate Entry Date, as specified in Section 2.1(a).

2.4   Determination of Eligibility.
      -----------------------------

      The Administrator shall determine the eligibility of Employees in accordance with the provisions of this Article. For each Plan Year, the Employer shall furnish the Administrator a list of all Employees, indicating their Date of Hire, their Hours of Service during their Eligibility Period, their date of birth, the original date of their reemployment with the Employer, if any, and any Breaks they may have incurred.

2.5   Restricted Participation
      ------------------------

      Subject to the terms and conditions of the Plan, during the period between the Participant's date of termination of participation in the Plan (as described in Section 2.2) and the distribution of his entire Account (as described in Article IX), and during any period that a Participant does not meet the requirements of Section 2.1(a) or is employed by a Related Employer that is not participating in the Plan, the Participant or, in the event of the Participant's death, the Beneficiary of the Participant, will be considered and treated as a Participant for all purposes of the Plan, except as follows:

      (a) the Participant will not share in the Employee Stock Ownership Contribution and forfeitures (as described in Sections 7.2 and 7.3), except as provided in Sections 5.4 and 5.5; and

      (b) the Beneficiary of a deceased Participant cannot designate a Beneficiary under Section 6.5.

                             ARTICLE III

                          CREDITED SERVICE
                          ----------------

3.1   Service Counted for Eligibility Purposes.
      -----------------------------------------

      Except as provided in Section 3.3, all Years of Eligibility Service completed by an Employee shall be counted in determining his eligibility to become a Participant on and after the Effective Date, whether such Service was completed before or after the Effective Date.

3.2   Service Counted for Vesting Purposes.
      -------------------------------------

      All Years of Vesting Service completed by an Employee (including Years of Vesting Service completed prior to the Effective Date) shall be counted in determining his vested interest in this Plan, except the following:

      (a)  Service which is disregarded under the provisions of Section 3.3;

      (b) Service prior to the Effective Date of this Plan if such Service would have been disregarded under the "break in service" rules (within the meaning of Section 1.411(a)-5(b)(6) of the Treasury Regulations).

3.3   Credit for Pre-Break Service.
      -----------------------------

      Upon his resumption of participation following one or a series of consecutive Breaks, an Employee's pre-Break Service shall be reinstated to his credit for eligibility and vesting purposes only if either:

      (a) He was vested in any portion of his accrued benefit at the time the Break(s) began;

or

      (b) The number of his consecutive Breaks does not equal or exceed the greater of 5 or the number of his Years of Eligibility Service or Years of Vesting Service, as the case may be, credited to him before the Breaks began.

      Except as provided in the foregoing, none of an Employee's Service prior to one or a series of consecutive Breaks shall be counted for any purpose in connection with his participation in this Plan thereafter.

3.4   Service Credit During Authorized Leaves.
      ----------------------------------------

      An Employee shall receive no Service credit under Section 3.1 or 3.2 during any Authorized Leave of Absence. However, solely for the purpose of determining whether he has incurred a Break during any Plan Year in which he is absent from Service for one or more Authorized

Leaves of Absence, he shall be credited with 45 Hours of Service for each week during any such leave period. Notwithstanding the foregoing, if an Employee fails to return to Service on or before the end of a leave period, he shall be deemed to have terminated Service as of the first day of such leave period and his credit for Hours of Service, determined under this Section 3.4, shall be revoked. Notwithstanding anything contained herein to the contrary, an Employee who is absent by reason of military service as set forth in Section 1.1(e)(1) shall be given Service credit under this Plan for such military leave period to the extent, and for all purposes, required by law.

3.5   Service Credit During Maternity or Paternity Leave.
      ---------------------------------------------------

      Effective for absences beginning on or after January 1, 1985, for purposes of determining whether a Break has occurred for participation and vesting purposes, an individual who is on maternity or paternity leave as described in Section 1.1(cc), shall be deemed to have completed Hours of Service during such period of absence, all in accordance with Section 1.1(cc). Notwithstanding the foregoing, no credit shall be given for such Hours of Service unless the individual furnishes to the Administrator such timely information as the Administrator may reasonably require to determine:

      (a) that the absence from Service was attributable to one of the maternity or paternity reasons enumerated in Section 1.1(cc); and

      (b) the number of days of such absence.

In no event, however, shall any credit be given for such leave other than for determining whether a Break has occurred.

3.6   Ineligible Employees.
      ---------------------

      Notwithstanding any provisions of this Plan to the contrary, any Employee who is ineligible to participate in this Plan either because of his failure

      (a)  To meet the eligibility requirements contained in Article II; or

      (b)  To be a Participant, as defined in Section 1.1(gg),

shall, nevertheless, earn Years of Eligibility Service and Years of Vesting Service pursuant to the rules contained in this Article III. However, such Employee shall not be entitled to an allocation of any contributions or forfeitures hereunder unless and until he becomes a Participant in this Plan, and then, only during his period of participation.

                             ARTICLE IV

                           CONTRIBUTIONS
                           -------------

4.1   Employee Stock Ownership Contribution.
      --------------------------------------

      (a) Subject to all of the provisions of this Article IV, for each Plan Year commencing on or after the Effective Date, the Employer shall make an Employee Stock Ownership Contribution to the Fund in such amount as may be determined by resolution of the Board of Directors in its discretion; provided, however, that the Employer shall contribute an amount in cash not less than the amount required to enable the Trustee to discharge any indebtedness incurred with respect to an Exempt Loan in accordance with
Section 8.6(c). If any part of the Employee Stock Ownership Contribution under this Section 4.1 for any Plan Year is in cash in an amount exceeding the amount needed to pay the amount due during or prior to such Plan Year with respect to an Exempt Loan, such cash shall be applied by the Trustee, as directed by the Administrator in its sole discretion, either to the purchase of Employer Securities or to repay an Exempt Loan. Contributions hereunder shall be in the form of cash, Employer Securities or any combination thereof. In determining the value of Employer Securities transferred to the Fund as an Employee Stock Ownership Contribution, the Administrator may determine the average of closing prices of such securities for a period of up to 90 consecutive days immediately preceding the date on which the securities are contributed to the Fund. In the event that the Employer Securities are not readily tradable on an established securities market, the value of the Employer Securities transferred to the Fund shall be determined by an independent appraiser in accordance with Section 8.9.

      (b) In no event shall the Employee Stock Ownership Contribution exceed for any Plan Year the maximum amount that may be deducted by the Employer under Section 404 of the Code, nor shall such contribution cause the Employer to violate its regulatory capital requirements. Each Employee Stock Ownership Contribution by the Employer shall be deemed to be made on the express condition that the Plan, as then in effect, shall be qualified under Sections 401(a) and 501(a) of the Code and that the amount of such contribution shall be deductible from the Employer's income under Section 404 of the Code.

4.2   Time and Manner of Employee Stock Ownership Contribution.
      ---------------------------------------------------------

      (a) The Employee Stock Ownership Contribution (if any) for each Plan Year shall be paid to the Trustee in one lump sum or installments at any time on or before the expiration of the time prescribed by law (including any extensions) for filing of the Employer's federal income tax return for its fiscal year ending concurrent with or during such Plan Year; provided, however, that the Employee Stock Ownership Contribution (if any) for a Plan Year shall be made in a timely manner to make any required payment of principal and/or interest on an Exempt Loan for such Plan Year. Any portion of the Employee Stock Ownership Contribution for each Plan Year that may be made prior to the last day of the Plan Year shall, if there is an Exempt Loan outstanding at such time, at the election of the Administrator, either (i) be applied immediately to make payments on such Exempt Loan or (ii) be maintained by the Trustee in the Employee Stock Ownership Suspense Account described in
Section 5.2 until the last day of such Plan Year.

     (b) If an Employee Stock Ownership Contribution for a Plan Year is paid after the close of the Employer's fiscal year which ends concurrent with or during such Plan Year but on or prior to the due date (including any extensions) for filing of the Employer's federal income tax return for such fiscal year, it shall be considered, for allocation purposes, as an Employee Stock Ownership Contribution to the Fund for the Plan Year for which it was computed and accrued, unless such contribution is accompanied by a statement to the Trustee, signed by the Employer, which specifies that the Employee Stock Ownership Contribution is made with respect to the Plan Year in which it is received by the Trustee. Any Employee Stock Ownership Contribution paid by the Employer during any Plan Year but after the due date (including any extensions) for filing of its federal income tax return for the fiscal year of the Employer ending on or before the last day of the preceding Plan Year shall be treated, for allocation purposes, as an Employee Stock Ownership Contribution to the Fund for the Plan Year in which the contribution is paid to the Trustee.

      (c) Notwithstanding anything contained herein to the contrary, no Employee Stock Ownership Contribution shall be made for any Plan Year during which a limitations account created pursuant to Section 5.6(c)(3) is in existence until the balance of such limitations account has been reallocated in accordance with Section 5.6(c)(3).

4.3   Records of Contributions.
      -------------------------

      The Employer shall deliver at least annually to the Trustee, with respect to the Employee Stock Ownership Contribution contemplated in Section 4.1, a certificate of the Administrator, in such form as the Trustee shall approve, setting forth:

      (a) The aggregate amount of such contribution, if any, to the Fund for such Plan Year;

      (b) The names, Internal Revenue Service identifying numbers and current residential addresses of all Participants in the Plan;

      (c) The amount and category of contributions to be allocated to each such Participant;

and

      (d) Any other information reasonably required for the proper operation of the Plan.

4.4   Erroneous Contributions.
      ------------------------

      (a) Notwithstanding anything herein to the contrary, upon the Employer's request, a contribution which was made by a mistake of fact, or conditioned upon the initial qualification of the Plan, under Code Section 401(a), or upon the deductibility of the contribution under Section 404 of the Code, shall be returned to the Employer by the Trustee within one year after the payment of the contribution, the denial of the qualification or the disallowance of the deduction (to the extent disallowed), whichever is applicable; provided, however, that in the case of denial of the initial qualification of the Plan, a contribution shall not be returned unless an Application for Determination has been timely filed with the Internal Revenue Service. Any portion of a contribution returned pursuant to this Section 4.4 shall be adjusted to reflect its proportionate share of the losses of the Fund, but shall not be adjusted to reflect any earnings or gains. Notwithstanding any provisions of this Plan to the contrary, the right or claim of any Participant or Beneficiary to any asset of the Fund or any benefit under this Plan shall be subject to and limited by this Section 4.4.

     (b) In no event shall Employee contributions be accepted. Any such Employee contributions (and any earnings attributable thereto) mistakenly received by the Trustee shall promptly be returned to the Participant.

                              ARTICLE V

                ACCOUNTS, ALLOCATIONS AND INVESTMENTS
                -------------------------------------
5.1   Establishment of Separate Participant Accounts.
      -----------------------------------------------

      The Administrator shall establish and maintain a separate Account for each Participant in the Plan and for each Former Participant in accordance with the provisions of this Article V. Such separate Account shall be for bookkeeping purposes only and shall not require a segregation of the Fund, and no Participant, Former Participant or Beneficiary shall acquire any right to or interest in any specific assets of the Fund as a result of the allocations provided for under this Plan.

      (a)  Employee Stock Ownership Accounts.
           ----------------------------------

           The Administrator shall establish a separate Employee Stock Ownership Account in the Fund for each Participant. The Administrator may establish subaccounts hereunder, an Employer Stock Account reflecting a Participant's interest in Employer Securities held by the Trust, and an Other Investments Account reflecting the Participant's interest in his Employee Stock Ownership Account other than Employer Securities. Each Participant's Employer Stock Account shall reflect his share of any Employee Stock Ownership Contribution made in Employer Securities, his allocable share of forfeitures (as described in Section 5.4), and any Employer Securities attributable to earnings on such stock. Each Participant's Other Investments Account shall reflect any Employee Stock Ownership Contribution made in cash, any cash dividends on Employer Securities allocated and credited to his Employee Stock Ownership Account (other than currently distributable dividends) and his share of corresponding cash forfeitures, and any income, gains, losses, appreciation, or depreciation attributable thereto.

      (b)  Distribution Accounts.
           ----------------------

           In any case where distribution of a terminated Participant's vested Account is to be deferred, the Administrator shall establish a separate, nonforfeitable account in the Fund to which the balance in his Employee Stock Ownership Account in the Plan shall be transferred after such Participant incurs a Break. Unless the Former Participant's distribution accounts are segregated for investment purposes pursuant to Article IX, they shall share in Investment Adjustments.

      (c)  Other Accounts.
           ---------------

           The Administrator shall establish such other separate accounts for each Participant as may be necessary or desirable for the convenient administration of the Fund.

5.2   Establishment of Suspense Accounts.
      -----------------------------------

      The Administrator shall establish a separate Employee Stock Ownership Suspense Account. There shall be credited to such account any Employee Stock Ownership Contribution that may be made prior to the last day of the Plan Year and that are allocable to the Employee Stock Ownership Suspense Account pursuant to Section 4.2(a). The Employee Stock Ownership Suspense Account shall share proportionately as to time and amount in any Investment Adjustments. As of the last day of each Plan Year, the balance of the Employee Stock Ownership Suspense Account shall be added to the Employee Stock Ownership Contribution and allocated to the Employee Stock Ownership Accounts of Participants as provided in Section 5.5, except as provided herein. In the event that the Plan takes an Exempt Loan, the Employer Securities purchased thereby shall be allocated as Financed Shares to a separate Exempt Loan Suspense Account, from which Employer Securities shall be released in accordance with Section 8.5 and shall be allocated in accordance with Section 8.6(b).

5.3   Allocation of Earnings, Losses and Expenses.
      --------------------------------------------

      As of each Valuation Date, any increase or decrease in the net worth of the aggregate Employee Stock Ownership Accounts held in the Fund attributable to earnings, losses, expenses and unrealized appreciation or depreciation in each such aggregate account, as determined by the Trustee pursuant to the Trust Agreement, shall be credited to or deducted from the appropriate suspense accounts and all Participants' Employee Stock Ownership Accounts (except segregated distribution accounts described in Section 5.1(b) and the "limitations account" described in Section 5.6(c)(3)) in the proportion that the value of each such account (determined immediately prior to such allocation and before crediting any Employee Stock Ownership Contribution and forfeitures for the current Plan Year but after adjustment for any transfer to or from such accounts and for the time such funds were in such accounts)bears to the value of all Employee Stock Ownership Accounts.

5.4   Allocation of Forfeitures.
      --------------------------

      As of the last day of each Plan Year, all forfeitures attributable to the Employee Stock Ownership Accounts which are then available for reallocation shall be, as appropriate, added to the Employee Stock Ownership Contribution (if any) for such year and allocated among the Participants' Employee Stock Ownership Accounts, as appropriate, in the manner provided in Sections 5.5 and 5.6.

5.5   Allocation of Employee Stock Ownership Contribution.
      ----------------------------------------------------

      As of the last day of each Plan Year for which the Employer shall make an Employee Stock Ownership Contribution, the Administrator shall allocate the Employee Stock Ownership Contribution (including reallocable forfeitures) for such Plan Year to the Employee Stock Ownership Account of each Participant who completed a Year of Vesting Service during that Plan Year, provided that he is still employed by the Employer on the last day of the Plan Year. Such allocation shall be made in the same proportion that each such Participant's Compensation for such Plan Year bears to the total Compensation of all such Participants for such Plan Year, subject to Section 5.6. Notwithstanding the foregoing, if a Participant attains his Normal Retirement Date and terminates Service prior to the last day of the Plan Year but after completing a Year of Vesting Service, he shall be entitled to an allocation based on his Compensation earned prior to his termination and during the

Plan Year. Furthermore, if a Participant completes a Year of Vesting Service and is on a Leave of Absence on the last day of the Plan Year because of pregnancy or other medical reason, such a Participant shall be entitled to an allocation based on his Compensation earned during such Plan Year.

5.6   Limitation on Annual Additions.
      -------------------------------

      (a) Notwithstanding any provisions of this Plan to the contrary, the total Annual Additions credited to a Participant's Account under this Plan (and accounts under any other defined contribution plan maintained by the Employer or a Related Employer) for any Limitation Year shall not exceed the lesser of:

           (1) 25% of the Participant's compensation (as defined below) for such Limitation Year; or

           (2) $30,000. Whenever otherwise allowed by law, the maximum amount of $30,000 shall be automatically adjusted annually for cost-of-living increases in accordance with Section 415(d) of the Code, and the highest such increase effective at any time during the Limitation Year shall be effective for the entire Limitation Year, without any amendment to this Plan.

      (b) Solely for the purpose of this Section 5.6, the term "compensation" is defined as wages, salaries, and fees for professional services, pre-tax elective deferrals and salary reduction contributions under a plan described in Section 401(k) or 125 of the Code, and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer or a Related Employer, to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as described in Treas. Regs. Section 1.62-2(c)), and excluding the following:

           (1) Employer contributions by the Employer or a Related Employer to a plan of deferred compensation (other than elective deferrals under a plan described in Section 401(k) of the Code) which are not includable in the Employee's gross income for the taxable year in which contributed, or employer contributions by the Employer or a Related Employer under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

           (2) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

           (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

           (4) Other amounts which received special tax benefits (other than pre-tax salary reduction contributions under a plan described in Section 125 of the Code), or contributions made by the employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

      (c)  In the event that the limitations on Annual Additions described in
Section 5.6(a) above are exceeded with respect to any Participant in any Limitation Year, then the contributions allocable to the Participant for such Limitation Year shall be reduced to the minimum extent required by such limitations, in the following order of priority:

           (1) The Administrator shall determine to what extent the Annual Additions to any Participant's Employee Stock Ownership Account must be reduced in each Limitation Year. The Administrator shall reduce the Annual Additions to all other qualified, tax-exempt retirement plans maintained by the Employer or a Related Employer in accordance with the terms contained therein for required reductions or reallocations mandated by Section 415 of the Code before reducing any Annual Additions in this Plan.

           (2) If any further reductions in Annual Additions are necessary, then the Employee Stock Ownership Contribution and forfeitures allocated during such Limitation Year to the Participant's Employee Stock
      Ownership Account shall be reduced.   The amount of any such reductions
      in the Employee Stock Ownership Contribution and forfeitures shall be reallocated to all other Participants in the same manner as set forth under Sections 5.4 and 5.5.

           (3) Any amounts which cannot be reallocated to other Participants in a current Limitation Year in accordance with Section 5.6(c)(2) above because of the limitations contained in Sections 5.6(a) and (d) shall be credited to an account designated as the "limitations account" and carried forward to the next and subsequent Limitation Years until it can be reallocated to all Participants as set forth in Sections 5.4 and 5.5,
      as appropriate.   No Investment Adjustments shall be allocated to this
      limitations account. In the next and subsequent Limitation Years, all amounts in the limitations account must be allocated in the manner described in Sections 5.4 and 5.5, as appropriate, before any Employee Stock Ownership Contribution may be made to this Plan for that Limitation Year.

           (4) In the event this Plan is voluntarily terminated by the Employer under Section 13.5, any amounts credited to the limitations account described in Section 5.6(c)(3) above which have not be reallocated as set forth herein shall be distributed to the Participants who are still employed by the Employer on the date of termination, in the proportion that each Participant's Compensation bears to the Compensation of all Participants.

     (d) The Annual Additions credited to a Participant's Account for each Limitation Year are further limited so that in the case of an Employee who is a Participant in both this Plan and any qualified defined benefit plan (hereinafter referred to as a "pension plan") of the Employer or Related Employer, the sum of (1) and (2) below will not exceed 1.0:

           (1) (A)   The projected annual normal retirement benefit of a
      Participant under the pension plan, divided by

               (B) The lesser of:

                   (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

                   (ii) The product of 1.4 multiplied by the amount of
            compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year; plus

           (2) (A) The sum of Annual Additions credited to the Participant under this Plan for all Limitation Years, divided by:

               (B) The sum of the lesser of the following amounts determined for such Limitation Year and for each prior year of service with the Employer or a Related Employer:

                   (i) The product of 1.25 multiplied by the dollar
            limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

                  (ii) The product of 1.4 multiplied by the amount of
            compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year.

      The Administrator may, in calculating the defined contribution plan fraction described in Section 5.6(d)(2), elect to use the transitional rule pursuant to Section 415(e)(7) of the Code, if applicable. If the sum of the fractions produced above will exceed 1.0, even after the use of the "fresh start" rule contained in Section 235 of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), if applicable, then the same provisions as stated in Section 5.6(c) above shall apply. If, even after the reductions provided for in Section 5.6(c), the sum of the fractions still exceeds 1.0, then the benefits of the Participant provided under the pension plan shall be reduced to the extent necessary, in accordance with Treasury Regulations issued under the Code. Solely for the purposes of this Section 5.6(d), the term "years of service" shall mean all years of service defined by Treasury Regulations issued under Section 415 of the Code. Notwithstanding the foregoing, the provisions of this Section 5.6(d) shall expire with respect to all Limitation Years beginning after December 31, 1999.

5.7   Erroneous Allocations.
      ----------------------

      No Participant shall be entitled to any Annual Additions or other allocations to his Account in excess of those permitted under Sections 5.3, 5.4, 5.5, and 5.6. If it is determined at any time that the Administrator and/or Trustee have erred in accepting and allocating any contributions or forfeitures under this Plan, or in allocating Investment Adjustments, or in excluding or including any person as a Participant, then the Administrator, in a uniform and nondiscriminatory manner, shall determine the manner in which such error shall be corrected and shall promptly advise the Trustee in writing of such error and of the method for correcting such error. The accounts of any or all Participants may be revised, if necessary, in order to correct such error. To the extent applicable, such correction shall be made in accordance with the provisions of IRS Revenue Procedure 98-22 (or any amendment or successor thereto).

5.8   Value of Participant's Account.
      -------------------------------

      At any time, the value of a Participant's Account shall consist of the aggregate value of his Employee Stock Ownership Account and his distribution account, if any, determined as of the next-preceding Valuation Date. The Administrator shall maintain adequate records of the cost basis of Employer Securities allocated to each Participant's Employee Stock Ownership Account.

5.9   Investment of Account Balances.
      -------------------------------

      The Employee Stock Ownership Accounts shall be invested primarily in Employer Securities. All sales of Employer Securities by the Trustee attributable to the Employee Stock Ownership Accounts of all Participants shall be charged pro rata to the Employee Stock Ownership Accounts of all Participants.

                              ARTICLE VI

             RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY
             ------------------------------------------------

6.1   Normal Retirement.
      ------------------

      A Participant who reaches his Normal Retirement Date and who shall retire at that time shall thereupon be entitled to retirement benefits based on the value of his Account, payable pursuant to the provisions of Section
9.1. A Participant who remains in Service after his Normal Retirement Date shall not be entitled to any retirement benefits until his actual termination of Service thereafter (except as provided in Section 9.4), and he shall meanwhile continue to participate in this Plan.

6.2   Early Retirement.
      -----------------

      A Participant who reaches his Early Retirement Date may retire at such time (or, at his election, as of the first day of any month thereafter prior to his Normal Retirement Date) and shall thereupon be entitled to retirement benefits based on the vested value of his Account, payable pursuant to the provisions of Section 9.1.

6.3   Disability Retirement.
      ----------------------

      In the event a Participant incurs a Disability, he may retire on his Disability Retirement Date and shall thereupon be entitled to retirement benefits based on the value of his Account, payable pursuant to the provisions of Section 9.1.

6.4   Death Benefits.
      ---------------

      (a) Upon the death of a Participant before his Retirement or other termination of Service, the value of his Account shall be payable pursuant to the provisions of Section 9.1. The Administrator shall direct the Trustee to distribute his Account to any surviving Beneficiary designated by the Participant or, if none, to such persons specified in Section 6.5(b).

      (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee to distribute any undistributed balance of his Account to any surviving Beneficiary designated by him or, if none, to such persons specified in Section 6.5(b).

      (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive the balance credited to the Account of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

6.5   Designation of Beneficiary and Manner of Payment.
      -------------------------------------------------

      (a) Each Participant shall have the right to designate a Beneficiary to receive the sum or sums to which he may be entitled upon his death. The Participant may also designate the manner in which any death benefits under this Plan shall be payable to his Beneficiary, provided that such designation is in accordance with Section 9.5. Such designation of Beneficiary and manner of payment shall be in writing and delivered to the Administrator, and shall be effective when received by the Administrator while the Participant is alive. The Participant shall have the right to change such designation by notice in writing to the Administrator while the Participant is alive. Such change of Beneficiary or the manner of payment shall become effective upon its receipt by the Administrator while the Participant is alive. Any such change shall be deemed to revoke all prior designations.

      (b) If a Participant shall fail to designate validly a Beneficiary, or if no designated Beneficiary survives the Participant, the balance credited to his Account shall be paid to the person or persons in the first of the following classes of successive preference Beneficiaries surviving at the death of the Participant: the Participant's (1) widow or widower, (2) natural-born or adopted children, (3) natural-born or adoptive parents, and
(4) estate. The Administrator shall determine which Beneficiary, if any, shall have been validly designated or entitled to receive the balance credited to the Participant's Account in accordance with the foregoing order of preference, and its decision shall be binding and conclusive on all persons.

      (c) Notwithstanding the foregoing, if a Participant is married on the date of his death, the sum or sums to which he may be entitled under this Plan upon his death shall be paid to his spouse, unless the Participant's spouse shall have consented to the election of another Beneficiary. Such a spousal consent shall be in writing and shall be witnessed either by a representative of the Administrator or by a notary public. Any designation by an unmarried Participant shall be rendered ineffective by any subsequent marriage, and any consent of a spouse shall be effective only as to that spouse. If it is established to the satisfaction of the Administrator that spousal consent cannot be obtained because there is no spouse, because the spouse cannot be located, or other reasons prescribed by governmental regulations, the consent of the spouse may be waived, and the Participant may designate a Beneficiary or Beneficiaries other than his spouse.

                              ARTICLE VII

                      VESTING AND FORFEITURES
                      -----------------------

7.1   Vesting on Death, Disability and Normal Retirement.
      ---------------------------------------------------

      Unless his participation in this Plan shall have terminated prior thereto, upon a Participant's death, Disability or Normal Retirement Date (whether or not he actually retires at that time) while he is still employed by the Employer, the Participant's entire Account shall be fully vested and nonforfeitable.

7.2   Vesting on Termination of Participation.
      ----------------------------------------

      Upon termination of his participation in this Plan for any reason other than death, Disability, or Normal Retirement, a Participant shall be vested in a percentage of his Employee Stock Ownership Account, such vested percentage to be determined under the following table, based on the Years of Vesting Service (including Years of Vesting Service prior to the Effective Date) credited to him at the time of his termination of participation:

      Years of Vesting Service           Percentage Vested
      ------------------------           -----------------
          Less than 3                          0%
          3 but less than 4                   20%
          4 but less than 5                   40%
          5 but less than 6                   60%
          6 but less than 7                   80%
          7 or more                          100%

      Any portion of the Participant's Employee Stock Ownership Account which is not vested at the time he incurs a Break shall thereupon be forfeited and disposed of pursuant to Section 7.3. In such event, Employer Securities shall be forfeited only after other assets. Distribution of the vested portion of a terminated Participant's interest in the Plan shall be payable in any manner permitted under Section 9.1.

7.3   Disposition of Forfeitures.
      ---------------------------

     (a) In the event a Participant incurs a Break and subsequently resumes both his Service and his participation in the Plan prior to incurring at least 5 Breaks, the forfeitable portion of his Employee Stock Ownership Account shall be reinstated to the credit of the Participant as of the date he resumes participation.

     (b) In the event a Participant terminates Service and subsequently incurs a Break and receives a distribution, or in the event a Participant does not terminate Service, but incurs at least 5 Breaks, or in the event that a Participant terminates Service and incurs at least 5 Breaks but has not received a distribution, then the forfeitable portion of his Employee Stock Ownership Account, including Investment Adjustments, shall be reallocated to other Participants, pursuant to Section 5.4, as of the date the Participant incurs such Break or Breaks, as the case may be.

      (c) In the event a former Participant who had received a distribution from the Plan is rehired, he shall repay the amount of his distribution before the earlier of 5 years after the date of his rehire by the Employer, or the close of the first period of 5 consecutive Breaks commencing after the withdrawal, in order for any forfeited amounts to be restored to him.

                            ARTICLE VIII

                 EMPLOYEE STOCK OWNERSHIP PROVISIONS
                 -----------------------------------

8.1   Right to Demand Employer Securities.
      ------------------------------------

      A Participant entitled to a distribution from his Account shall be entitled to demand that his interest in the Account be distributed to him in the form of Employer Securities, all subject to Section 9.9. The Administrator shall notify the Participant of his right to demand distribution of his vested Account balance entirely in whole shares of Employer Securities (with the value of any fractional share paid in cash). However, if the charter or by-laws of the Employer restrict ownership of substantially all of the outstanding Employer Securities to Employees and the Trust, then the distribution of a Participant's vested Account shall be made entirely in the form of cash or other property, and the Participant is not entitled to a distribution in the form of Employer Securities.

8.2   Voting Rights.
      --------------

      Each Participant with an Employee Stock Ownership Account shall be entitled to direct the Trustee as to the manner in which the Employer Securities in such account are to be voted. Employer Securities held in the Employee Stock Ownership Suspense Account or the Exempt Loan Suspense Account shall be voted by the Trustee on each issue with respect to which shareholders are entitled to vote in the same proportion as the Participants who directed the Trustee as to the manner of voting their shares in the Employee Stock Ownership Accounts with respect to such issue. Prior to the initial allocation of shares, the Trustee shall be entitled to vote the shares in the Exempt Loan Suspense Account without prior direction from the Participants or the Administrator. In the event that a Participant fails to give timely voting instructions to the Trustee with respect to the voting of Employer Securities that are allocated to his Employee Stock Ownership Account, the Trustee shall vote such shares in its discretion.

8.3   Nondiscrimination in Employee Stock Ownership Contribution.
      -----------------------------------------------------------

      In the event that the amount of the Employee Stock Ownership Contribution that would be required in any Plan Year to make the scheduled payments on an Exempt Loan would exceed the amount that would otherwise be deductible by the Employer for such Plan Year under Code Section 404, then no more than one-third of the Employee Stock Ownership Contribution for the Plan Year, which is also the Employer's taxable year, shall be allocated to the group of Employees who:

      (a) Was at any time during the Plan Year or the preceding Plan Year a 5 percent owner of the Employer; or

      (b) Received compensation (within the meaning of Section 415(c)(3) of the Code) from the Employer for the preceding Plan Year in excess of $80,000, as adjusted under Code

Section 414(q), and, if the Employer so elects, was in the "top-paid group" of Employees (as defined below) for such year.

      An Employee shall be deemed a member of the "top-paid group" of Employees for a given Plan Year if such Employee is in the group of the top 20% of the Employees of the Employer when ranked on the basis of compensation (as defined above).

A former Employee shall be included in the group of Employees described above if either:

      (c) Such former Employee was included in such group when such Employee separated from Service, or

      (d) Such former Employee was included in such group at any time after attaining age 55.

      The determination of who is included in the group of Employees described above, including the determination of the number and identity of Employees in the "top-paid group," will be made in accordance with Section 414(q) of the Code and the regulations thereunder.

8.4   Dividends.
      ----------

      Dividends paid with respect to Employer Securities credited to a Participant's Employee Stock Ownership Account as of the record date for the dividend payment may be allocated to the Participant's Employee Stock Ownership Account, paid in cash to the Participant, or used by the Trustee to make payments on an Exempt Loan, pursuant to the direction of the Administrator. If the Administrator shall direct that the aforesaid dividends shall be paid directly to Participants, the dividends paid with respect to such Employer Securities shall be paid to the Plan, from which dividend distributions in cash shall be made to the Participants with respect to the Employer Securities in their Employee Stock Ownership Accounts within 90 days of the close of the Plan Year in which the dividends were paid. If dividends on Employer Securities already allocated to Participants' Employee Stock Ownership Accounts are used to make payments on an Exempt Loan, the Employer Securities which are released from the Exempt Loan Suspense Account shall first be allocated to each Employee Stock Ownership Account in an amount equal to the amount of dividends that would have been allocated to such Account if the dividends had not been used to make payments on an Exempt Loan, and the remaining Employer Securities (if any) which are released shall be allocated in the proportion that the value of each Employee Stock Ownership Account bears to the value of all such Accounts, all in accordance with Section 404(k) of the Code. Dividends on Employer Securities obtained pursuant to an Exempt Loan and still held in the Exempt Loan Suspense Account may be used to make payments on an Exempt Loan, as described in Section 8.6.

8.5   Exempt Loans.
      -------------

      (a) The Sponsor may direct the Trustee to obtain Exempt Loans. The Exempt Loan may take the form of (i) a loan from a bank or other commercial lender to purchase Employer Securities (ii) a loan from the Employer to the Plan; or (iii) an installment sale of Employer Securities to the Plan. The proceeds of any such Exempt Loan shall be used, within a reasonable time after the Exempt Loan is obtained, only to purchase Employer Securities, repay the Exempt Loan, or repay any prior Exempt Loan. Any such Exempt Loan shall provide for no more than a reasonable rate of interest and shall be without recourse against the Plan. The number of years to maturity under the Exempt Loan must be definitely ascertainable at all times. The only assets of the Plan that may be given as collateral for an Exempt Loan are Financed Shares acquired with the proceeds of the Exempt Loan and Financed Shares that were used as collateral for a prior Exempt Loan repaid with the proceeds of the current Exempt Loan. Such Financed Shares so pledged shall be placed in an Exempt Loan Suspense Account. No person or institution entitled to payment under an Exempt Loan shall have recourse against Trust assets other than the Financed Shares, the Employer Stock Ownership Contribution (other than contributions of Employer Securities) that is available under the Plan to meet obligations under the Exempt Loan, and earnings attributable to such Financed Shares and the investment of such contribution. Any Employee Stock Ownership Contribution paid during the Plan Year in which an Exempt Loan is made (whether before or after the date the proceeds of the Exempt Loan are received), any Employee Stock Ownership Contribution paid thereafter until the Exempt Loan has been repaid in full, and all earnings from investment of such Employee Stock Ownership Contribution, without regard to whether any such Employee Stock Ownership Contribution and earnings have been allocated to Participants' Employee Stock Ownership Accounts, shall be available to meet obligations under the Exempt Loan as such obligations accrue, or prior to the time such obligations accrue, unless otherwise provided by the Employer at the time any such contribution is made. Any pledge of Employer Securities shall provide for the release of Financed Shares upon the payment of any portion of the Exempt Loan.

      (b) For each Plan Year during the duration of the Exempt Loan, the number of Financed Shares released from such pledge shall equal the number of Financed Shares held immediately before release for the current Plan Year multiplied by a fraction. The numerator of the fraction is the sum of principal and interest paid in such Plan Year. The denominator of the fraction is the sum of the numerator plus the principal and interest to be paid for all future years. Such years will be determined without taking into account any possible extension or renewal periods. If interest on any Exempt Loan is variable, the interest to be paid in future years under the Exempt Loan shall be computed by using the interest rate applicable as of the end of the Plan Year.

      (c) Notwithstanding the foregoing, the Trustee may, in accordance with the direction of the Administrator, obtain an Exempt Loan pursuant to the terms of which the number of Financed Shares to be released from encumbrance shall be determined with reference to principal payments only. In the event that such an Exempt Loan is obtained, annual payments of principal and interest shall be at a cumulative rate that is not less rapid at any time than level payments of such amounts for not more than 10 years. The amount of interest in any such annual loan repayment shall be disregarded only to the extent that it would be determined to be interest under standard loan amortization tables. The requirement set forth in the preceding sentence shall not be applicable from the time that, by reason of a renewal, extension, or refinancing, the sum of the expired duration of the Exempt Loan, the renewal period, the extension period, and the duration of a new Exempt Loan exceeds 10 years.

8.6   Exempt Loan Payments.
      ---------------------

      (a) Payments of principal and interest on any Exempt Loan during a Plan Year shall be made by the Trustee (as directed by the Administrator) only from
(1) the Employee Stock Ownership Contribution to the Trust made to meet the Plan's obligation under an Exempt Loan (other than contributions of Employer Securities) and from any earnings attributable to Financed Shares and investments of such contributions (both received during or prior to the Plan
Year); (2) the proceeds of a subsequent Exempt Loan made to repay a prior Exempt Loan; and (3) the proceeds of the sale of any Financed Shares. Such contribution and earnings shall be accounted for separately by the Plan until the Exempt Loan is repaid.

      (b) Employer Securities released from the Exempt Loan Suspense Account by reason of the payment of principal or interest on an Exempt Loan from amounts allocated to Participants' Employee Stock Ownership Accounts shall immediately upon release be allocated as set forth in Section 5.5.

      (c) The Employer shall contribute to the Trust sufficient amounts to enable the Trust to pay principal and interest on any such Exempt Loans as they are due, provided, however, that no such contribution shall exceed the limitations in Section 5.6. In the event that such contributions by reason of the limitations in Section 5.6 are insufficient to enable the Trust to pay principal and interest on such Exempt Loan as it is due, then upon the Administrator's direction the Employer shall:

          (1) Make an Exempt Loan to the Trust in sufficient amounts to meet such principal and interest payments. Such new Exempt Loan shall be subordinated to the prior Exempt Loan. Employer Securities released from the pledge of the prior Exempt Loan shall be pledged as collateral to secure the new Exempt Loan. Such Employer Securities will be released from this new pledge and allocated to the Employee Stock Ownership Accounts of the Participants in accordance with the applicable provisions of the Plan;

          (2) Purchase any Financed Shares in an amount necessary to provide the Trustee with sufficient funds to meet the principal and interest repayments. Any such sale by the Plan shall meet the requirements of
      Section 408(e) of the Act; or

          (3)  Any combination of the foregoing.

      However, the Employer shall not, pursuant to the provisions of this subsection, do, fail to do or cause to be done any act or thing which would result in a disqualification of the Plan as an employee stock ownership plan under Section 4975(e)(7) of the Code.

      (d) Except as provided in Section 8.1 above and notwithstanding any amendment to or termination of the Plan which causes it to cease to qualify as an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Code, or any repayment of an Exempt Loan, no shares of Employer Securities acquired with the proceeds of an Exempt Loan obtained by the Trust to purchase Employer Securities may be subject to a put, call or other option, or buy-sell or similar arrangement, while such shares are held by the Plan or when such shares are distributed from the Plan.

8.7   Put Option.
      -----------

      In the event that the Employer Securities distributed to a Participant are not readily tradable on an established market, the Participant shall be entitled to require that the Employer repurchase the Employer Securities under a fair valuation formula, as provided by governmental regulations. The Participant or Beneficiary shall be entitled to exercise the put option described in the preceding sentence for a period of not more than 60 days following the date of distribution of Employer Securities to him. If the put option is not exercised within such 60-day period, the Participant or Beneficiary may exercise the put option during an additional period of not more than 60 days after the beginning of the first day of the first Plan Year following the Plan Year in which the first put option period occurred, all as provided in regulations promulgated by the Secretary of the Treasury.

      If a Participant exercises the foregoing put option with respect to Employer Securities that were distributed as part of a total distribution pursuant to which a Participant's Employee Stock Ownership Account is distributed to him in a single taxable year, the Employer or the Plan may elect to pay the purchase price of the Employer Securities over a period not to exceed 5 years. Such payments shall be made in substantially equal installments not less frequently than annually over a period beginning not later than 30 days after the exercise of the put option. Reasonable interest shall be paid to the Participant with respect to the unpaid balance of the purchase price, and adequate security shall be provided with respect thereto. In the event that a Participant exercises a put option with respect to Employer Securities that are distributed as part of an installment distribution, if permissible under Section 9.5, the amount to be paid for such securities shall be paid not later than 30 days after the exercise of the put option.

8.8   Diversification Requirements.
      -----------------------------

      Each Participant who has completed at least 10 years of participation in the Plan and has attained age 55 may elect within 90 days after the close of each Plan Year during his "qualified election period" to direct the Plan as to the investment of at least 25 percent of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). For purposes of this Section 8.8, the term

"qualified election period" shall mean the 5-Plan-Year period beginning with the Plan Year after the Plan Year in which the Participant attains age 55 (or, if later, beginning with the Plan Year after the first Plan Year in which the Employee first completes at least 10 years of participation in the Plan). In the case of an Employee who has attained age 60 and completed 10 years of participation in the prior Plan Year and in the case of the election year in which any other Participant who has met the minimum age and service requirements for diversification can make his last election hereunder, he shall be entitled to direct the Plan as to the investment of at least 50 percent of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). The Plan shall make available at least 3 investment options (chosen by the Administrator in accordance with regulations prescribed by the Department of Treasury) to each Participant making an election hereunder. The Plan shall be deemed to have met the requirements of this Section if the portion of the Participant's Employee Stock Ownership Account covered by the election hereunder is distributed to the Participant or his designated Beneficiary within 90 days after the period during which the election may be made. In the absence of such a distribution, the Trustee shall implement the Participant's election within 90 days following the expiration of the qualified election period. Notwithstanding the foregoing, if the fair market value of the Employer Securities allocated to the Employee Stock Ownership Account of a Participant otherwise entitled to diversify hereunder is $500 or less as of the Valuation Date immediately preceding the first day of any election period, then such Participant shall not be entitled to an election under this Section
8.8 for that qualified election period.

8.9   Independent Appraiser.
      ----------------------

      An independent appraiser meeting the requirements of the regulations promulgated under Code Section 170(a)(1) shall value the Employer Securities in those Plan Years when such securities are not readily tradable on an established securities market.

8.10  Nonterminable Rights.
      ---------------------

      The provisions of this Article VIII shall continue to be applicable to Employer Securities held by the Trustee, whether or not allocated to Participants' and Former Participants' Accounts, even if the Plan ceases to be an employee stock ownership plan, as defined in Section 4975(e)(7) of the Code.

                              ARTICLE IX

                      PAYMENTS AND DISTRIBUTIONS
                      --------------------------

9.1   Payments on Termination of Service - In General.
      ------------------------------------------------

      All benefits provided under this Plan shall be funded by the value of a Participant's vested Account in the Plan. As soon as practicable after a Participant's Retirement, Disability, death or other termination of Service, the Administrator shall ascertain the value of his vested Account, as provided in Article V, and the Administrator shall hold or dispose of the same in accordance with the following provisions of this Article IX.

9.2   Commencement of Payments.
      -------------------------

      (a) Distributions upon Retirement, Disability or Death. Upon a Participant's Retirement, Disability or death, payment of benefits under this Plan shall, unless the Participant otherwise elects (in accordance with Section 9.3), commence as soon as practicable after the Valuation Date next following the date of the Participant's Retirement, Disability or death.

      (b) Distribution following Termination of Service. Unless a Participant elects otherwise, if a Participant terminates Service prior to Retirement, Disability or death, he shall be accorded an opportunity to commence receipt of benefits as soon as practicable after the Valuation Date next following the date of his termination of Service. A Participant who terminates Service with a vested Account balance shall be entitled to receive from the Administrator a statement of his benefits. In the event that a Participant elects not to commence receipt of distribution in accordance with this Section 9.2(b) after the Participant incurs a Break, the Administrator shall transfer his vested Account balance to a distribution account. If a Participant's vested Account balance does not exceed (or at the time of any prior distribution did not exceed) $5,000, the Plan Administrator shall distribute the vested portion of his Account balance as soon as administratively feasible without the consent of the Participant or his spouse.

       (c) Distribution of Accounts Greater Than $5,000. If the value of a Participant's vested Account balance exceeds (or at the time of any prior distribution exceeded) $5,000, and the Account balance is immediately distributable, the Participant must consent to any distribution of such Account balance. The Administrator shall notify the Participant of the right to defer any distribution until the Participant's Account balance is no longer immediately distributable. The consent of the Participant shall not be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.

9.3   Mandatory Commencement of Benefits.
      -----------------------------------

      (a) Unless a Participant elects otherwise, in writing, distribution of benefits will begin no later than the 60th day after the latest to occur of the close of the Plan Year in which (i) the Participant attains age 65, (ii) the tenth anniversary of the Plan Year in which the Participant commenced participation, or (iii) the Participant terminates Service with the Employer and all Related Employers.

      (b) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, as of the first distribution calendar year, distributions, if not made in a lump sum, may be made only over one of the following periods (or a combination thereof):

          (i)     the life of the Participant,

         (ii)     the life of the Participant and the designated Beneficiary,

        (iii) a period certain not extending beyond the life expectancy of the Participant, or

         (iv) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

      (c) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, if the Participant's interest is to be distributed in other than a lump sum, the following minimum distribution rules shall apply on or after the required beginning date:

          (i) If a Participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's designated Beneficiary or (2) a period not extending beyond the life expectancy of the designated Beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

         (ii) For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year, shall not be less than the quotient obtained by dividing the Participant's Account balance by the lesser of (1) the applicable life expectancy, or (2) if the Participant's spouse is not the designated Beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the Participant shall be distributed using the applicable life expectancy in subsection (iii) of Section 9.3(b) above as the relevant divisor without regard to Proposed Regulations section 1.401(a)(9)-2.

        (iii) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the Participant's required beginning date occurs, must be made on or before December 31 of the distribution calendar year.

      (d) If a Participant dies after a distribution has commenced in accordance with Section 9.3(b) but before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed to his Beneficiary at least as rapidly as under the method of distribution in effect as of the date of his death.

      (e) If a Participant shall die before the distribution of his Account balance has begun, the entire Account balance shall be distributed by December 31 of the calendar year containing the fifth anniversary of the death of the Participant, except in the following events:

          (i) If any portion of the Participant's Account balance is payable to (or for the benefit of) a designated Beneficiary over a period not extending beyond the life expectancy of such Beneficiary and such distributions begin not later than December 31 of the calendar year immediately following the calendar year in which the Participant died; or

         (ii) If any portion of the Participant's Account balance is payable to (or for the benefit of) the Participant's spouse over a period not extending beyond the life expectancy of such spouse and such distributions begin no later than December 31 of the calendar year in which the Participant would have attained age 70-1/2.

      If the Participant has not made a distribution election by the time of his death, the Participant's designated Beneficiary shall elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Article or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated Beneficiary, or if the designated Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

      (f) For purposes of this Article, the life expectancy of a Participant and his spouse may be redetermined but not more frequently than annually. The life expectancy (or joint and last survivor expectancy) shall be calculated using the attained age of the Participant (or designated Beneficiary) as of the Participant's (or designated Beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated, such succeeding calendar year. Unless otherwise elected by the Participant (or his spouse, if applicable) by the time distributions are required to begin, life expectancies shall be recalculated annually. Any election not to recalculate shall be irrevocable and shall apply to all subsequent years. The life expectancy of a nonspouse Beneficiary may not be recalculated.

      (g) For purposes of Section 9.3(b) and 9.3(e), any amount paid to a child shall be treated as if it had been paid to a surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or other designated event permitted under regulations).

      (h) For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to this Article.

9.4   Required Beginning Dates.
      -------------------------

      (a) General Rule. The required beginning date of a Participant who is a 5-percent owner of the Employer is the first day of April of the calendar year following the calendar year in which the Participant attains age 70-1/2. The required beginning date of a Participant who is not a 5-percent owner shall be April 1 of the calendar year following the later of either: (i) the calendar year in which the Participant attains age 70-1/2, or (ii) the calendar year in which the Participant retires.

      (b) 5-percent owner. A Participant is treated as a 5-percent owner for purposes of this section if such Participant is a 5-percent owner as defined in section 416(i) of the Code (determined in accordance with section 416 but without regard to whether the plan is top-heavy) at any time during the Plan Year ending with or within the calendar year in which such owner attains age 66-1/2 or any subsequent Plan Year. Once distributions have begun to a 5-percent owner under this section, they must continue to be distributed, even if the Participant ceases to be a 5-percent owner in a subsequent year.

9.5   Form of Payment.
      ----------------

      Each Participant's vested Account balance shall be distributed in a lump sum payment. Notwithstanding the preceding sentence, but subject to Section 9.3, the Administrator may not distribute a lump sum without the Participant's consent when the present value of a Participant's total Account balance is in excess of $5,000. This form of payment shall be the normal form of distribution. Furthermore, however, in the event that the Administrator must commence distributions, as required by Section 9.4 herein, with respect to an Employee who has attained age 70-1/2 and is still employed by the Employer, if the Employee does not elect a lump sum distribution, payments shall be made in installments in such amounts as shall satisfy the minimum distribution rules of Section 9.3.

9.6   Payments Upon Termination of Plan.
      ----------------------------------

      Upon termination of this Plan pursuant to Sections 13.2, 13.4, 13.5 or 13.6, the Administrator shall continue to perform its duties and the Trustee shall make all payments upon the following terms, conditions and provisions: The Account balance of each affected Participant and Former Participant shall immediately become fully vested and nonforfeitable; the Account balance of all Participants and Former Participants shall be determined within 60 days after such termination, and the Administrator shall have the same powers to direct the Trustee in making payments as contained in Sections 9.1 and 13.5.

9.7   Distributions Pursuant to Qualified Domestic Relations Orders.
      --------------------------------------------------------------

      Upon receipt of a domestic relations order, the Administrator shall promptly notify the Participant and any alternate payee of receipt of the order and the Plan's procedure for determining whether the order is a Qualified Domestic Relations Order. While the issue of whether a domestic relations order is a Qualified Domestic Relations Order is being determined, if the benefits would otherwise be paid, the Administrator shall segregate in a separate account in the Plan the amounts that would be payable to the alternate payee during such period if the order were a Qualified Domestic Relations Order. If within 18 months the order is determined to be a Qualified Domestic Relations Order, the amounts so segregated, along with the interest or investment earnings attributable thereto, shall be paid to the alternate payee. Alternatively, if within 18 months, it is determined that the order is not a Qualified Domestic Relations Order or if the issue is still unresolved, the amounts segregated under this Section 9.7, with the earnings attributable thereto, shall be paid to the Participant or Beneficiary who would have been entitled to such amounts if there had been no order. The determination as to whether the order is qualified shall be applied prospectively. Thus, if the Administrator determines that the order is a Qualified Domestic Relations Order after the 18-month period, the Plan shall not be liable for payments to the alternative payee for the period before the order is determined to be a Qualified Domestic Relations Order.

9.8   Cash-Out Distributions.
      -----------------------

      If a Participant receives a distribution of his entire vested Account balance because of the termination of his participation in the Plan, the Plan shall disregard a Participant's Service with respect to which such cash-out distribution shall have been made, in computing his Account balance in the event that a Former Participant shall again become an Employee and become eligible to participate in the Plan. Such a distribution shall be deemed to be made on termination of participation in the Plan if it is made not later than the close of the second Plan Year following the Plan Year in which such termination occurs. The forfeitable portion of a Participant's Account balance shall be restored upon repayment to the Plan by such Former Participant of the full amount of the cash-out distribution, provided that the Former Participant again becomes an Employee. Such repayment must be made by the Employee not later than the end of the 5-year period beginning with the date of the distribution. Forfeitures required to be restored by virtue of such repayment shall be restored from the following sources in the following order of preference: (i) current forfeitures; (ii) an additional Employee Stock Ownership Contribution, as appropriate, and as subject to Section 5.6; and (iii) investment earnings of the Fund. In the event that a Participant's Account balance is totally forfeitable, a Participant shall be deemed to have received a distribution of zero upon his termination of Service. In the event of a return to Service within 5 years of the date of his deemed distribution, the Participant shall be deemed to have repaid his distribution in accordance with the rules of this Section 9.8.

9.9   ESOP Distribution Rules.
      ------------------------

      Notwithstanding any provision of this Article IX to the contrary, the distribution of a Participant's Employee Stock Ownership Account (unless the Participant elects otherwise in writing) shall commence as soon as administratively feasible as of the first Valuation Date coincident with or next following his death, Disability or termination of Service, but not later than 1 year after the close of the Plan Year in which the Participant separates from Service by reason of the attainment of his Normal Retirement Date, Disability, death or separation from Service. In addition, all distributions hereunder shall, to the extent that the Participant's Account is invested in Employer Securities, be made in the form of Employer Securities or cash, or a combination of Employer Securities and cash, in the discretion of the Administrator, subject to the Participant's right to demand Employer Securities in accordance with Section 8.1. Fractional shares, however, may be distributed in the form of cash.

9.10  Direct Rollover.
      ----------------

      (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article IX, a distributee may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

      (b) For purposes of this Section 9.10, an "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

      (c) For purposes of this Section 9.10, an "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

      (d) For purposes of this Section 9.10, a distributee includes a Participant or Former Participant. In addition, the Participant's or Former Participant's surviving spouse and the

Participant's or Former Participant's spouse or former spouse who is the alternate payee under a Qualified Domestic Relations Order are "distributees" with regard to the interest of the spouse or former spouse.

      (e) For purposes of this Section 9.10, a "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the distributee.

9.11  Waiver of 30-day Notice.
      ------------------------

      If a distribution is one to which Sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that: (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

9.12  Re-employed Veterans.
      ---------------------

      Notwithstanding any provision of the Plan to the contrary, contributions, benefits, Plan loan repayment suspensions and Service credit with respect to qualified military service will be provided in accordance with Code Section 414(u).

9.13  Share Legend.
      -------------

      Employer Securities held or distributed by the Trustee may include such legend restrictions on transferability as the Employer may reasonably require in order to assure compliance with applicable Federal and State securities and other laws.

                               ARTICLE X

                PROVISIONS RELATING TO TOP-HEAVY PLANS
                --------------------------------------

10.1  Top-Heavy Rules to Control.
      ---------------------------

      Anything contained in this Plan to the contrary notwithstanding, if for any Plan Year the Plan is a top-heavy plan, as determined pursuant to Section 416 of the Code, then the Plan must meet the requirements of this Article X for such Plan Year.

10.2  Top-Heavy Plan Definitions.
      ---------------------------

      Unless a different meaning is plainly implied by the context, the following terms as used in this Article X shall have the following meanings:

      (a) "Accrued Benefit" shall mean the account balances or accrued benefits of an Employee, calculated pursuant to Section 10.3.

      (b) "Determination Date" shall mean, with respect to any particular Plan Year of this Plan, the last day of the preceding Plan Year (or, in the case of the first Plan Year of the Plan, the last day of the first Plan Year). In addition, the term "Determination Date" shall mean, with respect to any particular plan year of any plan (other than this Plan) in a Required Aggregation Group or a Permissive Aggregation Group, the last day of the plan year of such plan which falls within the same calendar year as the Determination Date for this Plan.

      (c) "Employer" shall mean the Employer (as defined in Section 1.1(q)) and any entity which is (1) a member of a controlled group including such Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code), (2) in a group of trades or businesses under common control with such Employer, while it is under common control (within the meaning of Section 414(c) of the Code), and (3) a member of an affiliated service group including such Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code).

      (d) "Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who, at any time during the Plan Year or during the 4 immediately preceding Plan Years, is one of the following:

          (1) An officer of the Employer who has compensation greater than 50% of the amount in effect under Code 415(b)(1)(A) for the Plan Year; provided, however, that no more than 50 Employees (or, if lesser, the greater of 3 or 10% of the Employees) shall be deemed officers;

          (2) One of the 10 Employees having annual compensation (as defined in Section 415 of the Code) in excess of the limitation in effect under Section

     415(c)(1)(A) of the Code, and owning (or considered as owning, within the meaning of Section 318 of the Code) the largest interests in the Employer;

        (3) Any Employee owning (or considered as owning, within the meaning of Section 318 of the Code) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer; or

        (4) Any Employee having annual compensation (as defined in Section 415 of the Code) of more than $150,000 and who would be described in
     Section 10.2(d)(3) if "1%" were substituted for "5%" wherever the latter percentage appears.

       For purposes of applying Section 318 of the Code to the provisions of this Section 10.2(d), Section 318(a)(2)(C) of the Code shall be applied by substituting "5%" for "50%" wherever the latter percentage appears. In addition, for purposes of this Section 10.2(d), the provisions of Section 414(b), (c) and (m) shall not apply in determining ownership interests in the Employer. However, for purposes of determining whether an individual has compensation in excess of $150,000, or whether an individual is a Key Employee under Section 10.2(d)(1) and (2), compensation from each entity required to be aggregated under Sections 414(b), (c) and (m) of the Code shall be taken into account. Notwithstanding anything contained herein to the contrary, all determinations as to whether a person is or is not a Key Employee shall be resolved by reference to Section 416 of the Code and any rules and regulations promulgated thereunder.

       (e) "Non-Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who is not considered to be a Key Employee with respect to this Plan.

       (f) "Permissive Aggregation Group" shall mean all plans in the Required Aggregation Group and any other plans maintained by the Employer which satisfy Sections 401(a)(4) and 410 of the Code when considered together with the Required Aggregation Group.

       (g) "Required Aggregation Group" shall mean each plan (including any terminated plan) of the Employer in which a Key Employee is (or in the case of a terminated plan, had been) a Participant in the Plan Year containing the Determination Date or any of the 4 preceding Plan Years, and each other plan of the Employer which enables any plan of the Employer in which a Key Employee is a Participant to meet the requirements of Sections 401(a)(4) and 410 of the Code.

10.3  Calculation of Accrued Benefits.
      --------------------------------

      (a) An Employee's Accrued Benefit shall be equal to:
          (1) With respect to this Plan or any other defined contribution plan (other than a defined contribution pension plan) in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the respective plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions actually made after the valuation date but before the Determination Date (and, in the first plan year of a plan, also including any contributions made after the Determination Date which are allocated as of a date in the first plan year).

          (2) With respect to any defined contribution pension plan in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions which have not actually been made, but which are due to be made as of the Determination Date.

          (3) With respect to any defined benefit plan in a Required Aggregation Group or a Permissive Aggregation Group, the present value of the Employee's accrued benefits under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, pursuant to the actuarial assumptions used by such plan, and calculated as if the Employee terminated Service under such plan as of the valuation date (except that, in the first plan year of a plan, a current Participant's estimated Accrued Benefit as of the Determination Date shall be taken into account).

          (4) If any individual has not performed services for the Employer maintaining the Plan at any time during the 5-year period ending on the Determination Date, any Accrued Benefit for such individual shall not be taken into account.

      (b) The Accrued Benefit of any Employee shall be further adjusted as follows:

          (1) The Accrued Benefit shall be calculated to include all amounts attributable to both Employer and Employee contributions, but shall exclude amounts attributable to voluntary deductible Employee contributions, if any.

          (2) The Accrued Benefit shall be increased by the aggregate distributions made with respect to an Employee under the plan or plans, as the case may be, during the 5-year period ending on the Determination Date.

          (3) Rollover and direct plan-to-plan transfers shall be taken into account as follows:

              (A) If the transfer is initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another unrelated employer, the transferring plan shall continue to count the amount transferred; the receiving plan shall not count the amount transferred.

              (B) If the transfer is not initiated by the Employee or is made between plans maintained by related employers, the transferring plan shall no longer count the amount transferred; the receiving plan shall count the amount transferred.

      (c) If any individual has not performed services for the Employer at any time during the 5-year period ending on the Determination Date, any Accrued Benefit for such individual (and the account of such individual) shall not be taken into account.

10.4  Determination of Top-Heavy Status.
      ----------------------------------

      This Plan shall be considered to be a top-heavy plan for any Plan Year if, as of the Determination Date, the value of the Accrued Benefits of Key Employees exceeds 60% of the value of the Accrued Benefits of all eligible Employees under the Plan. Notwithstanding the foregoing, if the Employer maintains any other qualified plan, the determination of whether this Plan is top-heavy shall be made after aggregating all other plans of the Employer in the Required Aggregation Group and, if desired by the Employer as a means of avoiding top-heavy status, after aggregating any other plan of the Employer in the Permissive Aggregation Group. If the required Aggregation Group is top-heavy, then each plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would not otherwise be deemed to be top-heavy. Conversely, if the Permissive Aggregation Group is not top-heavy, then no plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would otherwise be deemed to be top-heavy. In no event shall a plan included in a top-heavy Permissive Aggregation Group be deemed a top-heavy plan unless such plan is also included in a top-heavy Required Aggregation Group.

10.5  Determination of Super Top-Heavy Status.
      ----------------------------------------

      The Plan shall be considered to be a super top-heavy plan if, as of the Determination Date, the Plan would meet the test specified in Section 10.4 above for classification as a top-heavy plan, except that "90%" shall be substituted for "60%" whenever the latter percentage appears.

10.6  Minimum Contribution.
      ---------------------

      (a) For any Plan Year in which the Plan is top-heavy, each Non-Key Employee who has met the age and service requirements, if any, contained in the Plan, shall be entitled to a minimum contribution (which may include forfeitures otherwise allocable) equal to a percentage of such Non-Key Employee's compensation (as defined in Section 415 of the Code) as follows:

          (1) If the Non-Key Employee is not covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 3% of such Non-Key Employee's compensation.

          (2) If the Non-Key Employee is covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 5% of such Non-Key Employee's compensation.

      (b) Notwithstanding the foregoing, the minimum contribution otherwise allocable to a Non-Key Employee under this Plan shall be reduced in the following circumstances:

          (1) The percentage minimum contribution required under this Plan shall in no event exceed the percentage contribution made for the Key Employee for whom such percentage is the highest for the Plan Year after taking into account contributions under other defined contribution plans in this Plan's Required Aggregation Group; provided, however, that this
      Section 10.7(b)(1) shall not apply if this Plan is included in a Required Aggregation Group and this Plan enables a defined benefit plan in such Required Aggregation Group to meet the requirements of Section 401(a)(4) or 410 of the Code.

          (2) No minimum contribution shall be required (or the minimum contribution shall be reduced, as the case may be) for a Non-Key Employee under this Plan for any Plan Year if the Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made on account of such Plan Year, in whole or in part, on behalf of the Non-Key Employee, in accordance with Section 416(c) of the Code.

      (c) For purposes of this Section 10.6, there shall be disregarded (1) any Employer contributions attributable to a salary reduction or similar arrangement, or (2) any Employer contributions to or any benefits under Chapter 21 of the Code (relating to the Federal Insurance Contributions Act), Title II of the Social Security Act, or any other federal or state law.

      (d) For purposes of this Section 10.6, minimum contributions shall be required to be made on behalf of only those Non-Key Employees, as described in
Section 10.7(a), who have not terminated Service as of the last day of the Plan Year. If a Non-Key Employee is otherwise entitled to receive a minimum contribution pursuant to this Section 10.6(d), the fact that such Non-Key Employee failed to complete 1,000 Hours of Service or failed to make any mandatory or elective contributions under this Plan, if any are so required, shall not preclude him from receiving such minimum contribution.

10.7  Vesting.
      --------

      (a) For any Plan Year in which the Plan is a top-heavy plan, a Participant's Accrued Benefit derived from Employer contributions (not including contributions made pursuant to Code Section 401(k), if any) shall continue to vest according to the following schedule:

  Years of Service Completed                           Percentage Vested
  --------------------------                           -----------------
      Less than 2                                            0%
      2 but less than 3                                     20%
      3 but less than 4                                     40%
      4 but less than 5                                     60%
      5 but less than 6                                     80%
      6 or more                                            100%


      (b) For purposes of Section 10.7(a), the term "year of service" shall have the same meaning as Year of Vesting Service, as set forth in Section 1.1(ss), and as modified by Section 3.2.

      (c) If for any Plan Year the Plan becomes top-heavy and the vesting schedule set forth in Section 10.7(a) becomes effective, then, even if the Plan ceases to be top-heavy in any subsequent Plan Year, the vesting schedule set forth in Section 10.7(a) shall remain applicable with respect to any Participant who has completed 3 or more Years of Service.

10.8  Maximum Benefit Limitation.
      ---------------------------

      For any Plan Year in which the Plan is a top-heavy plan, Section 5.6(d)(1)(B)(i) and Section 5.6(d)(2)(B)(i) shall be read by substituting "1.0" for "1.25" wherever the latter figure appears; provided, however, that such substitution shall not have the effect of reducing any benefit accrued under a defined benefit plan prior to the first day of the Plan Year in which this Section 10.8 becomes applicable.

                              ARTICLE XI

                            ADMINISTRATION
                            --------------

11.1  Appointment of Administrator.
      -----------------------------

      This Plan shall be administered by a committee consisting of up to 5 persons, whether or not Employees or Participants, who shall be appointed from time to time by the Board of Directors to serve at its pleasure. The Sponsor may require that each person appointed as an Administrator shall signify his acceptance by filing an acceptance with the Sponsor. The term "Administrator" as used in this Plan shall refer to the members of the committee, either individually or collectively, as appropriate. The authority to control and manage the operation and administration of the Plan is vested in the Administrator appointed by the Board of Directors. The Administrator shall have the rights, duties and obligations of an "administrator," as that term is defined in section 3(16)(A) of the Act, and of a "plan administrator," as that term is defined in Section 414(g) of the Code. In the event that the Sponsor shall elect not to appoint any individuals to constitute a committee to administer the Plan, the Sponsor shall serve as the Administrator hereunder.

11.2  Resignation or Removal of Administrator.
      ----------------------------------------

      An Administrator shall have the right to resign at any time by giving notice in writing, mailed or delivered to the Sponsor and to the Trustee. Any Administrator who was an employee of the Employer at the time of his appointment shall be deemed to have resigned as an Administrator upon his termination of Service. The Board of Directors may, in its discretion, remove any Administrator with or without cause, by giving notice in writing, mailed or delivered to the Administrator and to the Trustee.

11.3  Appointment of Successors:  Terms of Office, Etc.
      -------------------------------------------------

      Upon the death, resignation or removal of an Administrator, the Sponsor may appoint, by Board of Directors' resolution, a successor or successors. Notice of termination of an Administrator and notice of appointment of a successor shall be made by the Sponsor in writing, with copies mailed or delivered to the Trustee, and the successor shall have all the rights and privileges and all of the duties and obligations of the predecessor.

11.4  Powers and Duties of Administrator.
      -----------------------------------

      The Administrator shall have the following duties and responsibilities in connection with the administration of this Plan:

      (a) To promulgate and enforce such rules, regulations and procedures as shall be proper for the efficient administration of the Plan, such rules, regulations and procedures to apply uniformly to all Employees, Participants and Beneficiaries;

      (b) To exercise discretion in determining all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and of the status and rights of Participants, Beneficiaries and any other persons hereunder;

      (c) To decide any dispute arising hereunder strictly in accordance with the terms of the Plan; provided, however, that no Administrator shall participate in any matter involving any questions relating solely to his own participation or benefits under this Plan;

      (d) To advise the Employer and direct the Trustee regarding the known future needs for funds to be available for distribution in order that the Trustee may establish investments accordingly;

      (e) To correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan;

      (f) To advise the Employer of the maximum deductible contribution to the Plan for each fiscal year;

      (g) To direct the Trustee concerning all matters pertaining to its duties and obligations pursuant to the provisions of this Plan and the Trust Agreement;

      (h) To advise the Trustee on all terminations of Service by Participants, unless the Employer has so notified the Trustee;

      (i) To confer with the Trustee on the settling of any claims against the Fund;

      (j) To make recommendations to the Board of Directors with respect to proposed amendments to the Plan and the Trust Agreement;

      (k) To file all reports with government agencies, Employees and other parties as may be required by law, whether such reports are initially the obligation of the Employer, the Plan or the Trustee;

      (l) To have all such other powers as may be necessary to discharge its duties hereunder; and

      (m) To direct the Trustee to pay all expenses of administering this Plan, except to the extent that the Employer pays such expenses.

       Full discretion is granted to the Administrator to interpret the Plan and to determine the benefits, rights and privileges of Participants, Beneficiaries or other persons affected by this Plan. The Administrator shall exercise its discretion under the terms of this Plan and shall administer the Plan in accordance with its terms, such administration to be exercised uniformly so that all persons similarly situated shall be similarly treated.

11.5  Action by Administrator.
      ------------------------

      The Administrator may elect a Chairman and Secretary from among its members and may adopt rules for the conduct of its business. A majority of the members then serving shall constitute a quorum for the transaction of business. All resolutions or other action taken by the Administrator shall be by vote of a majority of those present at such meeting and entitled to vote. Resolutions may be adopted or other action taken without a meeting upon written consent signed by at least a majority of the members. All documents, instruments, orders, requests, directions, instructions and other papers shall be executed on behalf of the Administrator by either the Chairman or the Secretary of the Administrator, if any, or by any member or agent of the Administrator duly authorized to act on the Administrator's behalf.

11.6  Participation by Administrator.
      -------------------------------

      No member of the committee constituting the Administrator shall be precluded from becoming a Participant in the Plan if he would be otherwise eligible, but he shall not be entitled to vote or act upon matters or to sign any documents relating specifically to his own participation under the Plan, except when such matters or documents relate to benefits generally. If this disqualification results in the lack of a quorum, then the Board of Directors shall appoint a sufficient number of temporary members of the committee constituting the Administrator who shall serve for the sole purpose of determining such a question.

11.7  Agents.
      -------

      The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary to perform its duties under this Plan. The cost of such services and all other expenses incurred by the Administrator in connection with the administration of the Plan shall be paid from the Fund, unless paid by the Employer.

11.8  Allocation of Duties.
      ---------------------

      The duties, powers and responsibilities reserved to the Administrator may be allocated among its members so long as such allocation is pursuant to written procedures adopted by the Administrator, in which case, except as may be required by the Act, no Administrator shall have any liability, with respect to any duties, powers or responsibilities not allocated to him, for the acts of omissions of any other Administrator.

11.9  Delegation of Duties.
      ---------------------

      The Administrator may delegate any of its duties to any Employees of the Employer, to the Trustee with its written consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

11.10 Administrator's Action Conclusive.
      ----------------------------------

      Any action on matters within the authority of the Administrator shall be final and conclusive except as provided in Article XII.

11.11 Compensation and Expenses of Administrator.
      -------------------------------------------

      No Administrator who is receiving compensation from the Employer as a full-time employee, as a director or agent, shall be entitled to receive any compensation or fee for his services hereunder. Any other Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such Administrator. Any such compensation shall be paid from the Fund, unless paid by the Employer. Each Administrator shall be entitled to reimbursement by the Employer for any reasonable and necessary expenditures incurred in the discharge of his duties.

11.12 Records and Reports.
      --------------------

      The Administrator shall maintain adequate records of its actions and proceedings in administering this Plan and shall file all reports and take all other actions as it deems appropriate in order to comply with the Act, the Code and governmental regulations issued thereunder.

11.13 Reports of Fund Open to Participants.
      -------------------------------------

      The Administrator shall keep on file, in such form as it shall deem convenient and proper, all annual reports of the Fund received by the Administrator from the Trustee, and a statement of each Participant's interest in the Fund as from time to time determined. The annual reports of the Fund and the statement of his Account balance, as well as a complete copy of the Plan and the Trust Agreement and copies of annual reports to the Internal Revenue Service, shall be made available by the Administrator to the Employer for examination by each Participant during reasonable hours at the office of the Employer, provided, however, that the statement of a Participant's Account balance shall not be made available for examination by any other Participant.

11.14 Named Fiduciary.
      ----------------

      The Administrator is the named fiduciary for purposes of Section 402 of the Act and shall be the designated agent for receipt of service of process on behalf of the Plan. It shall use the care and diligence in the performance of its duties under this Plan that are required of fiduciaries under the Act. Nothing in this Plan shall preclude the Employer from purchasing liability insurance to protect the Administrator with respect to its duties under this Plan.

11.15 Information from Employer.
      --------------------------

      The Employer shall promptly furnish all necessary information to the Administrator to permit it to perform its duties under this Plan. The Administrator shall be entitled to rely upon the accuracy and completeness of all information furnished to it by the Employer, unless it knows or should have known that such information is erroneous.

11.16 Responsibilities of Directors.
      ------------------------------

      Subject to the rights reserved to the Board of Directors acting on behalf of the Employer as set forth in this Plan, no member of the board of Directors shall have any duties or responsibilities under this Plan, except to the extent he shall be acting in the capacity of an Administrator or Trustee.

11.17 Liability and Indemnification.
      ------------------------------

      (a) To the extent not prohibited by the Act, the Administrator shall not be responsible in any way for any action or omission of the Employer, the Trustee or any other person in the performance of their duties and obligations set forth in this Plan and in the Trust Agreement. To the extent not prohibited by the Act, the Administrator shall also not be responsible for any act or omission of any of its agents, or with respect to reliance upon advice of its counsel (whether or not such counsel is also counsel to the Employer or the Trustee), provided that such agents or counsel were prudently chosen by the Administrator and that the Administrator relied in good faith upon the action of such agent or the advice of such counsel.

      (b) The Administrator shall not be relieved from responsibility or liability for any responsibility, obligation or duty imposed upon it under this Plan or under the Act. Except for its own gross negligence, willful misconduct or willful breach of the terms of this Plan, the Administrator shall be indemnified and held harmless by the Employer against liability or losses occurring by reason of any act or omission of the Administrator to the extent that such indemnification does not violate the Act or any other federal or state laws.

                              ARTICLE XII

                           CLAIMS PROCEDURE
                           ----------------

12.1  Notice of Denial.
      -----------------

      If a Participant or his Beneficiary is denied any benefits under this Plan, either in whole or in part, the Administrator shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Administrator shall also furnish the claimant at that time with a written notice containing:

      (a) A specific reference to pertinent Plan provisions;

      (b) A description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

      (c) An explanation of the Plan's claim review procedure.

12.2  Right to Reconsideration.
      -------------------------

      Within 60 days of receipt of the information described in 12.1 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Administrator.

12.3  Review of Documents.
      --------------------

      So long as the claimant's request for review is pending (including the 60-day period described in Section 12.2 above), the claimant or his duly authorized representative may review pertinent Plan documents and the Trust Agreement (and any pertinent related documents) and may submit issues and comments in writing to the Administrator.

12.4  Decision by Administrator.
      --------------------------

      A final and binding decision shall be made by the Administrator within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Administrator feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

12.5  Notice by Administrator.
      ------------------------

      The Administrator's decision shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based. The Administrator's decision shall be binding and conclusive with respect to all persons interested therein unless the Administrator has no reasonable basis for its decision.

                             ARTICLE XIII

                  AMENDMENTS, TERMINATION AND MERGER
                  ----------------------------------

13.1  Amendments.
      -----------

      The Sponsor reserves the right at any time and from time to time, for any reason and retroactively if deemed necessary or appropriate by it, to the extent permissible under law, to conform with governmental regulations or other policies, to amend in whole or in part any or all of the provisions of this Plan, provided that:

      (a) No amendment shall make it possible for any part of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries under the Trust Agreement, except to the extent provided in Section 4.4;

      (b) No amendment may, directly or indirectly, reduce the vested portion of any Participant's Account balance as of the effective date of the amendment or change the vesting schedule with respect to the future accrual of Employer contributions for any Participants unless each Participant with 3 or more Years of Vesting Service is permitted to elect to have the vesting schedule in effect before the amendment used to determine his vested benefit;

      (c) No amendment may eliminate an optional form of benefit; and.

      (d) No amendment may increase the duties of the Trustee without its consent.

      Amendments may be made in the form of Board of Directors' resolutions or separate written document. Copies of all amendments shall be delivered to the Trustee.

13.2  Effect of Change In Control
      ---------------------------

      (a) In the event of a "change in control" of the Sponsor, as defined in paragraph (d) below, this Plan shall terminate at the effective time of such change in control unless the Board of Directors shall affirmatively determine prior to such effective time that the Plan shall not terminate. Nothing in this Plan shall prevent the Sponsor from becoming a party to such a change in control. In the event that the Board of Directors determines that the Plan shall not terminate upon a change in control, any successor corporation or other entity formed and resulting from such change in control shall have the right to become the sponsor of this Plan by adopting the same by resolution. If, within 180 days from the effective time of such change in control, such entity does not affirmatively adopt this Plan, then this Plan shall automatically be terminated, all affected Participants' and Former Participants' Account balances shall become fully vested and nonforfeitable, and the Trustee shall make payments to the persons entitled thereto in accordance with Article IX.

      (b) In the event that the Plan terminates upon a change in control in accordance with paragraph (a) above, the Account balances of all affected Participants and Former Participants shall become fully vested and nonforfeitable, and the Trustee shall either (i) make payments to each Participant and Beneficiary in accordance with Section 9.5 or, (ii) in the discretion of the Sponsor, continue the Trust Agreement and make distributions upon the contingencies and in all the circumstances under which distributions would have been made, on a fully vested basis, had there been no termination of the Plan.

     (c) Notwithstanding any provision of the Plan to the contrary, at and after the effective time of a change in control, whether or not the Plan terminates at such time, each of the following provisions shall become applicable; provided, however, that any such provision shall not apply if the Board of Directors determines that such provision either (i) would adversely affect the tax-qualified status of the Plan pursuant to Code Section 401(a),
(ii) would adversely affect the accounting treatment of the change in control as a pooling of interests, if the Board of Directors desires that such treatment apply, or (iii) should not apply for any other reason:

          (1) The Plan shall be interpreted, maintained and operated exclusively for the benefit of those individuals who are participating in the Plan as of the effective time of the change in control and their Beneficiaries. Notwithstanding the provisions of Section 2.1(a), no Employee shall become a Participant for the first time at or after the effective time of a change in control.

          (2) After a Participant's Retirement, Disability or other termination of Service, such Participant's Account, regardless of its value, shall not be distributed and shall share in the allocation of the Employee Stock Ownership Contribution and Investment Adjustments until such time as either (A) the Fund is liquidated in connection with the termination of the Plan, or (B) the Participant (or his Beneficiary) receives a full distribution of his Account either upon his election in accordance with Section 9.2(c) or as required in accordance with Section 8.8, 9.3 or 9.4.

          (3) Upon the termination of the Plan, Employer Securities that are allocated to the Exempt Loan Suspense Account and that are not used to repay an Exempt Loan shall be allocated as Investment Adjustments in accordance with
Section 5.3.

          (4) Employer Securities that are released from the Exempt Loan Suspense Account in accordance with Section 8.5 shall be allocated to the Employee Stock Ownership Account of each Participant regardless of whether he completed a Year of Vesting Service during the Plan Year or was an Employee on the last day of such Plan Year.

          (5) The Administrator shall consist of a committee selected by the Board of Directors, and such committee shall have the exclusive authority (i) to remove the Trustee and to appoint a successor trustee, (ii) to adopt amendments to the Plan or the Trust Agreement to effectuate the provisions and intent of this Section 13.2, and (iii) to perform any or all of the functions and to exercise all of the discretion that are delegated to the Administrator pursuant to Article XI.

          (6) Any application for a favorable determination letter with respect to the tax-qualified status of the Plan under Code Section 401(a) with respect to its termination shall be subject to the prior review, comment and approval (which approval shall not be unreasonably withheld) of the Administrator, as defined in paragraph (5) above.

      (d) For purposes of this Section 13.2, the term "change in control" means the occurrence of any one or more of the events specified in the following clauses (i) through (iii): (i) any third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, shall become the beneficial owner of shares of the Sponsor with respect to which 25% or more of the total number of votes for the election of the Board of Directors may be cast, (ii) as a result of, or in connection with, any cash tender offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of the Sponsor shall cease to constitute a majority of the Board of Directors, or (iii) the effective time of a transaction that is approved by the stockholders of the Sponsor and that provides either for the Sponsor to cease to be an independent publicly-owned corporation or for a sale or other disposition of all or substantially all of the assets of the Sponsor.

13.3  Consolidation or Merger of Trust.
      ---------------------------------

      In the event of any merger or consolidation of the Fund with, or transfer in whole or in part of the assets and liabilities of the Fund to, another trust fund held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Fund applicable to such Participants shall be transferred to the other trust fund only if:

      (a) Each Participant would receive a benefit under such successor trust fund immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (determined as if this Plan and such transferee trust fund had then terminated);

      (b) Resolutions of the Board of Directors, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets, and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities imposed under this Plan with respect to such Participants' inclusion in the new employer's plan; and

      (c) Such other plan and trust are qualified under Sections 401(a) and 501(a) of the Code.

13.4  Bankruptcy or Insolvency of Employer.
      -------------------------------------

      In the event of (a) the Employer's legal dissolution or liquidation by any procedure other than a consolidation or merger, (b) the Employer's receivership, insolvency, or cessation of its business as a going concern, or
(c) the commencement of any proceeding by or against the Employer under the federal bankruptcy laws, or similar federal or state statute, or any federal or state statute or rule providing for the relief of debtors, compensation of creditors, arrangement, receivership, liquidation or any similar event which is not dismissed within 30 days, this Plan shall terminate automatically with respect to such entity on such date (provided, however, that if a proceeding is brought against the Employer for reorganization under Chapter 11 of the United States Bankruptcy Code or any similar federal or state statute, then this Plan shall terminate automatically if and when said proceeding results in a liquidation of the Employer, or the approval of any Plan providing therefor, or the proceeding is converted to a case under Chapter 7 of the Bankruptcy Code or any similar conversion to a liquidation proceeding under federal or state law including, but not limited to, a receivership proceeding). In the event of any such termination as provided in the foregoing sentence, the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.6 hereof.

13.5  Voluntary Termination.
      ----------------------

      The Board of Directors reserves the right to terminate this Plan at any time by giving to the Trustee and the Administrator notice in writing of such desire to terminate. The Plan shall terminate upon the date of receipt of such notice, the Account balances of all affected Participants and Former Participants shall become fully vested and nonforfeitable, and the Trustee shall make payments to each Participant or Beneficiary in accordance with
Section 9.6. Alternatively, the Sponsor, in its discretion, may determine to continue the Trust Agreement and to continue the maintenance of the Fund, in which event distributions shall be made upon the contingencies and in all the circumstances under which such distributions would have been made, on a fully vested basis, had there been no termination of the Plan. In addition, an entity other than the Sponsor that is participating in this Plan may terminate its participation in the Plan on a prospective basis by action of its board of directors. Upon such termination of participation, Participants who are employees of such entity shall be entitled to distributions from this Plan in accordance with Article IX and this Article XIII.

13.6 Partial Termination of Plan or Permanent Discontinuance of Contributions.
     -------------------------------------------------------------------------

     In the event that a partial termination of the Plan shall be deemed to have occurred, or if the Employer shall discontinue permanently its contributions hereunder, the right of each affected Participant and Former Participant in his Account balance shall be fully vested and nonforfeitable. The Sponsor, in its discretion, shall decide whether to direct the Trustee to make immediate distribution of such portion of the Fund assets to the persons entitled thereto or to make distribution in the circumstances and contingencies which would have controlled such distributions if there had been no partial termination or permanent discontinuance of contributions.

                              ARTICLE XIV

                             MISCELLANEOUS
                             -------------

14.1  No Diversion of Funds.
      ----------------------

      It is the intention of the Employer that it shall be impossible for any part of the corpus or income of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of the Participants or their Beneficiaries, except to the extent that a return of the Employer's contribution is permitted under Section 4.4.

14.2  Liability Limited.
      ------------------

      Neither the Employer nor the Administrator, nor any agents, employees, officers, directors or shareholders of any of them, nor the Trustee, nor any other person, shall have any liability or responsibility with respect to this Plan, except as expressly provided herein.

14.3  Facility of Payment.
      --------------------

      If the Administrator shall receive evidence satisfactory to it that a Participant or Beneficiary entitled to receive any benefit under the Plan is, at the time when such benefit becomes payable, a minor, or is physically or mentally incompetent to receive such benefit and to give a valid release therefor, and that another person or an institution is then maintaining or has custody of such Participant or Beneficiary and that no guardian, committee or other representative of the estate of such Participant or Beneficiary shall have been duly appointed, the Administrator may direct the Trustee to make payment of such benefit otherwise payable to such Participant or Beneficiary, to such other person or institution, including a custodian under a Uniform Gifts to Minors Act, or corresponding legislation (who shall be an adult, a guardian of the minor or a trust company), and the release of such other person or institution shall be a valid and complete discharge for the payment of such benefit.

14.4  Spendthrift Clause.
      -------------------

      Except as permitted by the Act or the Code, including in the case of certain judgments and settlements described in subparagraph (C) of Section 401(a)(13) of the Code, no benefits or other amounts payable under the Plan shall be subject in any manner to anticipation, sale, transfer, assignment, pledge, encumbrance, charge or alienation. If the Administrator determines that any person entitled to any payments under the Plan has become insolvent or bankrupt or has attempted to anticipate, sell, transfer, assign, pledge, encumber, charge or otherwise in any manner alienate any benefit or other amount payable to him under the Plan or that there is any danger of any levy or attachment or other court process or encumbrance on the part of any creditor of such person entitled to payments under the Plan against any benefit or other accounts payable to such person, the Administrator may, at any time, in its discretion, and in accordance with applicable law, direct the Trustee to withhold any or all payments to such person under the Plan and apply the same for the benefit of such person, in such manner and in such proportion as the Administrator may deem proper.

14.5  Benefits Limited to Fund.
      -------------------------

      All contributions by the Employer to the Fund shall be voluntary, and the Employer shall be under no legal liability to make any such contributions, except as otherwise provided herein. The benefits of this Plan shall be provided solely by the assets of the Fund, and no liability for the payment of benefits under the Plan or for any loss of assets due to any action or inaction of the Trustee shall be imposed upon the Employer.

14.6  Cooperation of Parties.
      -----------------------

      All parties to this Plan and any party claiming interest hereunder agree to perform any and all acts and execute any and all documents and papers which are necessary and desirable for carrying out this Plan or any of its provisions.

14.7  Payments Due Missing Persons.
      -----------------------------

      The Administrator shall direct the Trustee to make a reasonable effort to locate all persons entitled to benefits under the Plan; however, notwithstanding any provision in the Plan to the contrary, if, after a period of 5 years from the date such benefit shall be due, any such persons entitled to benefits have not been located, their rights under the Plan shall stand suspended. Before this provision becomes operative, the Trustee shall send a certified letter to all such persons at their last known address advising them that their interest in benefits under the Plan shall be suspended. Any such suspended amounts shall be held by the Trustee for a period of 3 additional years (or a total of 8 years from the time the benefits first became payable), and thereafter such amounts shall be reallocated among current Participants in the same manner that a current contribution would be allocated. However, if a person subsequently makes a valid claim with respect to such reallocated amounts and any earnings thereon, the Plan earnings or the Employer's contribution to be allocated for the year in which the claim shall be paid shall be reduced by the amount of such payment. Any such suspended amounts shall be handled in a manner not inconsistent with regulations issued by the Internal Revenue Service and Department of Labor.

14.8  Governing Law.
      --------------

      This Plan has been executed in the State of Alaska, and all questions pertaining to its validity, construction and administration shall be determined in accordance with the laws of that State, except to the extent superseded by the Act.

14.9  Nonguarantee of Employment.
      ---------------------------

      Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

14.10 Counsel.
      --------

      The Trustee and the Administrator may consult with legal counsel, who may be counsel for the Employer and for the Administrator or the Trustee (as the case may be), with respect to the meaning or construction of this Plan and the Trust Agreement, their respective obligations or duties hereunder, or with respect to any action or proceeding or any question of law, and they shall be fully protected to the extent allowable by law with respect to any action taken or omitted by them in good faith pursuant to the advice of legal counsel.

      IN WITNESS WHEREOF, the Sponsor has caused these presents to be executed by its duly authorized officers and its corporate seal to be affixed on this 23rd day of July, 1999.


                                  Alaska Pacific Bancshares, Inc.
ATTEST:


/s/Roger K. White                By /s/Craig E. Dahl
-----------------------------       -------------------------------------
Roger K. White,                     Craig E. Dahl
Secretary                           President and Chief Executive Officer

[Corporate Seal]

                              Exhibit 10.11

     Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan

                         ALASKA FEDERAL SAVINGS BANK
                    EMPLOYEE SEVERANCE COMPENSATION PLAN

                                PLAN PURPOSE


     The purpose of Alaska Federal Savings Bank Employee Severance Compensation Plan (the "Plan") is to assure for Alaska Federal Savings Bank (the "Bank") the services of the Employees in the event of a Change in Control of Alaska Pacific Bancshares, Inc. (the "Holding Company") or the Bank. The benefits contemplated by the Plan recognize the value to the Bank of the services and contributions of the eligible Employees and the effect upon the Bank resulting from uncertainties relating to continued employment, reduced employee benefits, management changes and employee relations that may arise if a Change in Control occurs or is threatened. The Bank's board of directors (the "Board of Directors") and the Holding Company's board of directors believe that it is in the best interests of the Bank and the Holding Company to provide eligible Employees with such benefits in order to defray the costs and changes in employee status that could follow a Change in Control. The Board of Directors believes that the Plan will also aid the Bank in attracting and retaining highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Bank's employees will reduce the distractions and other adverse effects on Employees' performance if a Change in Control occurs or is threatened.

                                  ARTICLE I

                            ESTABLISHMENT OF PLAN

1.1    Establishment of Plan
       ---------------------

       As of the Effective Date, the Bank hereby establishes a severance compensation plan to be known as the "Alaska Federal Savings Bank Employee Severance Compensation Plan." The purposes of the Plan are as set forth above.

1.2    Applicability of Plan
       ---------------------

       The benefits provided by this Plan shall be available to all Employees, who, at or after the Effective Date, meet the eligibility requirements of
Article III. The Plan shall not apply to any Employee whose employment was terminated prior to the Effective Date.

1.3    Contractual Right to Benefits
       -----------------------------

       This Plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder, enforceable by the Participant against the Employer.

                                ARTICLE II

                       DEFINITIONS AND CONSTRUCTION

2.1    Definitions
       -----------

       Whenever used in the Plan, the following terms shall have the meanings set forth below.

       (a) "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and incentive compensation (other than stock based compensation), paid (including accrued amounts) by an Employer as consideration for the Participant's services during the 12 months ended on the date as of which Annual Compensation is to be determined, which are or would be includable in the gross income of the Participant receiving the same for federal income tax purposes.

       (b) "Bank" means Alaska Federal Savings Bank or any successor as provided for in Article VII hereof.

       (c) "Change in Control," for purposes of determining under the Plan whether there has been a change in control of the Bank or the Holding Company, means (1) an event of a nature that results in the acquisition of control of the Holding Company or the Bank within the meaning of the Savings and Loan Holding Company Act under 12 U.S.C. Section 1467a and 12 C.F.R. Part 574 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (2) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (3) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Holding Company or the Bank representing 25% or more of the combined voting power of the Holding Company's or the Bank's outstanding securities; (4) individuals who are members of the board of directors of the Holding Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Holding Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (5) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Holding Company or a similar transaction in which the Holding Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Holding Company and the Holding Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Holding Company.

       (d) "Continuous Employment" means the absence of any interruption or termination of service as an Employee of the Bank or an affiliate. Service shall not be considered interrupted in the case of sick leave, military leave or any other leave of absence approved by the Bank or in the case of transfers between payroll locations of the Bank or between the Bank, its Parent, its Subsidiary or its successor.

       (e) "Effective Date," as to Employees of an Employer, means the date the Plan is approved by the Board of Directors, or such other date as the Board of Directors shall designate in its resolution approving the Plan.

       (f) "Employee" means an employee employed by the Employer on a full-time basis, excluding any executive officer of the Employer who is covered by an employment contract or a change in control severance agreement with the Employer.

       (g) "Employer" means the Bank, the Holding Company or a Subsidiary or a Parent which has adopted the Plan pursuant to Article VI hereof.

       (h) "Expiration Date" means the date fifteen (15) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to Section 8.1.

       (i) "Holding Company" means Alaska Pacific Bancshares, Inc., the Parent of the Bank.

       (j) "Just Cause," with respect to termination of employment, means an act or acts of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. In determining incompetence, acts or omissions shall be measured against standards generally prevailing in the savings institution industry.

       (k) "Parent" means any corporation which holds a majority of the voting power of the outstanding shares of the Bank's common stock.

       (l) "Participant" means an Employee who meets the eligibility requirements of Article III.

       (m) "Payment" means the payment of severance compensation as provided in Article IV hereof.

       (n) "Plan" means the Alaska Federal Savings Bank Employee Severance Compensation Plan.

       (o) "Subsidiary" means any corporation in which the Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

2.2    Applicable Law
       --------------

       To the extent not preempted by the laws of the United States as now or hereafter in effect, the laws of the State of Alaska shall be the controlling law in all matters relating to the Plan.

2.3    Severability
       ------------

       If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.


                                ARTICLE III

                                ELIGIBILITY

3.1    Participation
       -------------

       Each Employee who has completed at least one year of Continuous Employment as of the Effective Date shall become a Participant on the Effective Date. Thereafter, each Employee shall become a Participant on the day on which he or she completes one year of Continuous Employment. Notwithstanding the foregoing, persons who have entered into and continue to be covered by an employment or change in control severance agreement with the Employer shall not be entitled to participate in the Plan.

3.2    Duration of Participation
       -------------------------

       A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an Employee of an Employer, unless such Participant is entitled to a Payment as provided in the Plan. Furthermore, an Employee shall cease to be a Participant upon entering into an employment or change in control severance agreement with the Employer. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

3.3    Temporary Suspension or Prohibition
       -----------------------------------

       If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

3.4    Permanent Suspension or Prohibition
       -----------------------------------

       If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

3.5    Default of the Bank
       -------------------

       If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

3.6    Termination by Regulators
       -------------------------

       All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (ii) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.


                                ARTICLE IV

                                 PAYMENTS

4.1    Right to Payment
       ----------------

       A Participant shall be entitled to receive from his respective Employer a Payment in the amount provided in Section 4.3 if there has been a Change in Control of the Bank or the Holding Company and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2, whether the termination is voluntary or involuntary. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for reasons specified in Section 4.2, total and permanent disability, or for Just Cause.

4.2    Reasons for Termination
       -----------------------

       Following a Change in Control, a Participant shall be entitled to a Payment if his employment with an Employer is terminated, voluntarily or involuntarily, within one year following such Change in Control, for any one or more of the following reasons:

       (a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

       (b) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than fifteen miles from the location of the Participant's job or office immediately prior to the Change in Control, provided that such new location is not closer to Participant's home.

       (c) The Employer materially reduces the benefits and perquisites, taken as a whole, available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction on a nondiscriminatory basis in the benefits and perquisites generally provided to all employees of the Bank that does not reduce a Participant's Annual Compensation shall not trigger a Payment.

       (d) A successor bank or company fails or refuses to assume the Bank's obligations under this Plan, as required by Article VII.

       (e) The Bank or any successor company breaches any other provisions of the Plan.

       (f) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

4.3    Amount of Payment
       -----------------

       Each Participant entitled to a Payment under the Plan shall receive from the Bank a lump sum cash payment, in an amount determined as follows:

       (a) The Participant's cash payment shall equal the product of 3.846% of his or her Annual Compensation paid or accrued during each of his or her years of Continuous Employment prior to the Change in Control times the number of full or substantially completed (nine months or more) years of Continuous Employment with the Employer, provided that no Participant shall receive a cash payment hereunder in an aggregate amount of more than one hundred percent (100%) of his or her Annual Compensation.

       (b) Notwithstanding the provisions of (a) above, if a Payment to a Participant who is a "disqualified individual" shall be in an amount which includes an "excess parachute payment," the payment hereunder to that Participant shall be reduced to the maximum amount which does not include an "excess parachute payment." The terms "disqualified individual" and "excess parachute payment" shall have the same meaning as defined in Section 280G of the Internal Revenue Code of 1986, as amended, or any successor section of similar import.

       The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment with an Employer.

4.4    Time of Payment
       ---------------

       The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than twenty-five (25) business days after the termination of the Participant's employment. If any Participant should die after termination of employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's surviving spouse, or if none, to the Participant's named beneficiary, if living, otherwise to the personal representative on behalf of or for the benefit of the Participant's estate.

                                ARTICLE V

                  OTHER RIGHTS AND BENEFITS NOT AFFECTED

5.1    Other Benefits
       --------------

       Neither the provisions of the Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an Employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

5.2    Employment Status
       -----------------

       This Plan does not constitute a contract of employment or impose on the Participant or the Participant's Employer any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.


                                ARTICLE VI

                          PARTICIPATING EMPLOYERS

       Upon approval by the Board of Directors of the Bank, this Plan may be adopted by any Subsidiary or Parent of the Bank. Upon such adoption, the Subsidiary or Parent shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the Employees of that Subsidiary or Parent.


                                ARTICLE VII

                           SUCCESSOR TO THE BANK

       The Bank shall require any successor to or assignee of, whether direct or indirect, by purchase, merger, consolidation or otherwise, all or substantially all the business or assets of the Bank, expressly and unconditionally to assume and agree to perform the Bank's obligations under the Plan.

                               ARTICLE VIII

                    DURATION, AMENDMENT AND TERMINATION

8.1    Duration
       --------

       If a Change in Control has not occurred, the Plan shall expire fifteen
(15) years from the Effective Date, unless sooner terminated as provided in
Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of Directors.

       Notwithstanding the foregoing, if a Change in Control occurs, the Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

8.2    Amendment and Termination
       -------------------------

       The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of Directors, unless (i) a Change in Control has previously occurred, (ii) the Bank shall have in the previous year received an offer, which was not subsequently withdrawn, from a third party to engage in a transaction which would involve a Change in Control or (iii) a third party shall have disclosed in a filing with the Securities and Exchange Commission ("SEC") its intent to engage in a transaction which would result in a Change in Control and has not subsequently indicated in another SEC filing that it no longer had such intention. For so long as any of the events listed in paragraphs (i), (ii) and (iii) persist, the Plan shall not be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever unless any acquiror of the Bank shall agree in writing to provide benefits to covered employees which are at least as substantial as those set forth herein if such employees are terminated without cause within one year of a Change in Control of the Bank.

8.3    Form of Amendment
       -----------------

       The form of any proper amendment or termination of the Plan shall be a written instrument signed by the duly authorized officer or officers of the Bank, certifying that the amendment or termination has been approved by the Board of Directors. A proper amendment of the Plan automatically shall effect a corresponding amendment to all Participant's rights hereunder, regardless of whether the Participants receive notice of such action. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder, regardless of whether the Participants receive notice of such action.

                                ARTICLE IX

                          LEGAL FEES AND EXPENSES

       9.1 Subject to the notice provision in section 9.2 hereof, the Bank shall pay all legal fees, costs of litigation, and other expenses incurred by each Participant as a result of the Bank's refusal to make the Payment to which the Participant becomes entitled under this Plan, or as a result of the Bank's unsuccessfully contesting the validity, enforceability or interpretation of the Plan.

       9.2 A Participant must provide the Bank with 10 (ten) business days notice of a complaint of entitlement under the Plan before the Bank shall be liable for the payment of any legal fees, costs of litigation or other expenses referred to in section 9.1 hereof.

                                 ARTICLE X

                                ARBITRATION

       Any dispute or controversy arising under or in connection with the Plan shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty
(50) miles from the location of the Bank, in accordance with rules of the American Arbitration Association then in effect. Judgment may be entered on the award of the arbitrator in any court having jurisdiction. All expenses of such arbitration, including the fees and expenses of the counsel for the Participant, shall be borne by the Bank.

                                Exhibit 13

                       Annual Report to Stockholders

                             [Cover]

                       Annual Report 1999
                 Alaska Pacific Bancshares, Inc.

                                Contents
                                                         Page
        President's Message                                1
        Business of the Company                            2
        Common Stock Information                           2
        Selected Consolidated Financial Information        3
        Management's Discussion and Analysis of Financial
           Condition and Results of Operations             5
        Independent Auditor's Report                      15
        Consolidated Financial Statements                 16
        Notes to Consolidated Financial Statements        20
        Corporate Information                             34

[Picture of Craig E. Dahl,
President and CEO, appears
here]

To Our Shareholders

It is my pleasure to be sending to each of you the first annual report of Alaska Pacific Bancshares, which signals that we are nearing the end of our first year as a public company. It will soon be a year since Alaska Federal Savings Bank changed its charter from a federally chartered mutual savings bank to a federally chartered stock savings bank. This mutual-to-stock conversion was accomplished through the creation of the new parent company, Alaska Pacific Bancshares, Inc. (AKPB), which in turn owns the Bank (currently its only holding). At the same time, Alaska Federal Savings Bank changed its name to Alaska Pacific Bank.

It has been a very busy and productive first year. In addition to the conversion, the Bank devoted the necessary staff and resources to prepare for Y2K. While the transition to the new Millennium was without incident, Alaska Pacific, like all other institutions in the country, made a substantial investment in time and resources to ensure that we were prepared to operate under a multitude of scenarios.

The Bank also opened a new office in Auke Bay north of Juneau and adjacent to the University of Alaska Southeast, relocated and remodeled our Wrangell Office, and added three more ATM's to the Bank's network.

Our commitment to technology was demonstrated with four major projects in addition to preparing for Y2K. The installation of a Wide Area Network throughout the Bank supported the installation and conversion to a new retail teller system, providing state-of-the-art support for retail personnel. Most visible however, was the addition of the Bank's new website, www.alaskapacificbank.com, which was introduced on the first day of the new Millennium.

This was followed within a week by the introduction of the State's first "on-line, real-time" banking system, providing customers with free access to their up-to-the-minute account information. Electronic bill-pay was also introduced with this product with a very competitive service fee.

We have invested in human resources, attracting top lenders in our market, both in residential and commercial lending, an important step for our planned growth of Alaska Pacific Bank. The attention within the communities over the stock conversion, the acquisition of key people and the obvious energy demonstrated by our board, management and employees, has created the desired synergy as we begin the year 2000. The timing of our investments in people, technology and facilities is excellent in view of the pending sale of the State's largest financial institution, National Bank of Alaska, to California-based Wells Fargo Bank.

Financially, we operated as a public company for only half of 1999, however we held to our commitment to pay an annualized cash dividend of 20 cents per
share, and we intend to continue to issue quarterly dividends.   Earnings per
share are not comparable to prior periods since the holding company did not exist prior to July 1, 1999. Earnings overall were lower in 1999 compared to 1998, primarily due to the runoff of the real estate mortgage portfolio during
the refinance boom.   Management chose not to portfolio the lower long-term
fixed rate mortgage loans and accepted the reduced earnings in the short run in exchange for future growth in higher yielding and more rate-sensitive small business and consumer loans. The Bank has already increased its loans by more than
$3 million so far in 2000.

While we have felt the pressure of the quick return high-tech stocks, we believe that our mission to be the best community bank in our region will result in a fair return to our shareholders within a reasonable period of
time.   Our ability to deliver traditional products with quality service
("high touch") as well as a wide range of leading-edge electronic products ("high tech") put us in a strong competitive position in our market.

We have a highly capable staff, excellent asset quality, and experienced leadership. Our capital base is strong and provides us with the opportunity to increase long-term shareholder value. Our management team looks forward to the challenges and opportunities which lie ahead, and your confidence and support is greatly appreciated.

/s/Craig E. Dahl
Craig E. Dahl
President & CEO

                        Business of the Company

Alaska Pacific Bancshares, Inc. (the "Company") was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (formerly Alaska Federal Savings Bank) (the "Bank"), upon its conversion from a federal mutual savings bank to a federal stock savings bank. The conversion was completed on July 1, 1999 with the issuance of 655,415 shares of common stock at $10.00 per share. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this report, including financial statements and related data, applies primarily to the Bank.

The Bank is a federal stock savings bank originally organized in 1935. The Bank is regulated by the Office of Thrift Supervision, and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has been a member of the Federal Home Loan Bank System since 1937.

The Bank operates as a community-oriented financial institution and is devoted to serving the needs of its customers, primarily in southeast Alaska. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans, commercial real estate loans, commercial business loans, and a variety of consumer loans.

                        Common Stock Information

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." As of December 31, 1999, there were approximately 500 stockholders of record and 655,415 shares outstanding (including 47,180 unearned Employee Stock Ownership Plan ("ESOP") shares). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the Office of Thrift Supervision regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the Office of Thrift Supervision regulations.

The Company completed its initial stock offering on July 1, 1999. The following table sets forth market price information of the Company's stock for its first two quarters as a public company.

                                        Market Price
                                  -----------------------
Year Ended December 31, 1999          High         Low       Dividends
------------------------------------------------------------------------------

Third Quarter                       $11.375      $10.000      $   -
Fourth Quarter                       10.750        9.875       0.05

                Selected Consolidated Financial Information

The following tables contain certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicated. Selected consolidated financial information for 1999, 1998 and 1997 was derived from the audited consolidated financial statements. Selected financial information for 1996 is derived from unaudited financial statements. Prior to December 31, 1997, the Company's fiscal year ended June 30, and all audits performed prior to December 31, 1997, were as of June 30. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report. All years presented began prior to consummation of the Company's initial public offering on July 1, 1999; therefore, per-share information is not presented.

Financial Condition Data:

(in thousands) December 31,        1999        1998      1997       1996
------------------------------------------------------------------------------
Total assets                     $121,542   $110,806  $114,476    $109,287
Loans, net                         85,796     70,836    78,720      76,611
Loans held for sale                 1,359        899       440         181
Investment securities available
  for sale                         19,849     18,176    13,334      16,860
Investment securities held to
  maturity                           -          -        6,196       6,874
Cash, due from banks, and
  interest-earning deposits
  in banks                          7,785     14,584    10,130       3,195
Deposits                          102,547    101,945    96,959      96,810
Federal Home Loan Bank advances     5,000       -        9,000       4,800
Shareholders' equity               12,477      7,250     7,140       6,358

Operating Data:

(in thousands) Year Ended
               December 31,        1999        1998      1997       1996
------------------------------------------------------------------------------
Interest income                    $8,477     $8,218    $8,479      $7,970
Interest expense                    3,669      3,807     4,031       3,667
------------------------------------------------------------------------------
Net interest income                 4,808      4,411     4,448       4,303
Provision for loan losses              15         60        25         176
------------------------------------------------------------------------------
Net interest income after
  provision for loan losses         4,793      4,351     4,423       4,127
Noninterest income                    713        888       796         955
Noninterest expense                 5,235      4,903     4,620       5,226
------------------------------------------------------------------------------
Income (loss) before income tax       271        336       599        (144)
Income tax benefit                   -          -         (100)       (200)
------------------------------------------------------------------------------
Net income                         $  271     $  336    $  699     $    56
==============================================================================

Other Data:

December 31,                       1999        1998      1997       1996
------------------------------------------------------------------------------
Number of:
  Real estate loans outstanding      705        720        931       880
  Deposit accounts                12,436     12,508     12,735    12,923
  Full service offices                 7          6          6         5


Key Financial Ratios:

At and for Year Ended
December 31,                       1999        1998      1997       1996
------------------------------------------------------------------------------
Performance ratios:
  Return on average assets          0.23%      0.31%      0.63%     0.05%
  Return on average equity          2.68       4.67      10.36      0.81
  Interest rate spread (1)          4.11       3.99       4.02      4.16
  Net interest margin (2)           4.09       4.01       3.99      4.36
  Average interest-earning assets
    to average interest-bearing
    liabilities                   109.83     108.11     106.29    105.68
  Noninterest expense as a percent
    of average total assets         4.45       4.45       4.15      4.88

Asset Quality Ratios:
  Nonaccrual loans as a percent
    of net loans                    0.08        -         0.18       -
  Nonperforming assets as a
    percent of total assets         0.18       0.28       0.13       -
  Allowance for losses as a
    percent of total loans          0.66       0.94       0.94      0.95
  Allowance for losses as a
    percent of nonperforming
    loans                         814.29        -       514.38       -
  Net charge-offs to average
    loans                           0.15       0.19        -        0.02

Equity Ratios:
  Total equity to assets           10.27       6.54       6.24      5.82
  Average equity to average assets  8.59       6.54       6.06      6.43

------------------------------------------------------------------------------
(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities
(2) Net interest income as a percentage of average interest-earning assets.
(3) Noninterest expense as a percent of the sum of net interest income and noninterest income, excluding gains on sale of loans and investments.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.
The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to "1999" or "1998" indicate the year ended December 31, 1999 or 1998.

The Bank's results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, consisting of loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and Federal Home Loan Bank borrowings. Among other things, fee income, provisions for loan losses, operating expenses and income tax provisions also affect the Bank's net income. General economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities also significantly affect the Bank's results of operations.

Forward-Looking Statements

This annual report contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Operating Strategy

The Company's strategy is to operate a community-oriented financial institution devoted to serving the needs of its customers. The Company's business consists primarily of attracting retail deposits from the general public and using those funds to originate residential real estate loans, commercial real estate loans, commercial business loans, and a variety of consumer loans.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

Total assets increased $10.7 million, or 9.7%, to $121.5 million at December
31, 1999 from $110.8 million at December 31, 1998.   The increase is primarily
due to an increase in total loans, funded by new equity capital raised in the public offering, Federal Home Loan Bank advances and available cash.

Loans increased a significant $14.9 million, or 20.8%, to $86.4 million at December 31, 1999 from $71.5 million at December 31, 1998. The increase was the result of increased loan originations and the retention of a greater proportion of originated mortgage loans in the portfolio in 1999 compared with 1998.

Cash and cash equivalents were $7.8 million at December 31, 1999 compared to $14.6 million at December 31, 1998. The decrease was primarily due to funding increased loans.

Available-for-sale securities were $19.8 million at December 31, 1999, compared to $18.1 million at December 31, 1998. The increase resulted from purchases of $9.8 million of mortgage-backed securities and $3 million of short-term agency securities, net of maturities and principal repayments.

Premises and equipment increased to $3.7 million at December 31, 1999 from $3.3 million at December 31, 1998, primarily as a result of new additions which exceeded depreciation. In addition to opening a new office in leased premises in the Juneau area, the Bank also upgraded its teller service delivery system and added a wide area network during 1999.

Total deposits increased to $102.5 million at December 31, 1999 from $101.9 million at December 31, 1998. The increase is net of an undetermined amount of withdrawals by customers to purchase shares in the stock offering in July 1999.

Federal Home Loan Bank advances outstanding were $5.0 million at December 31, 1999 compared to none outstanding at December 31, 1998. The $5 million advance, with a ten-year maturity and "putable" at the Federal Home Loan Bank's option after three years, was obtained to partially fund investments in mortgage-backed securities.

Total shareholders' equity increased to $12.5 million at December 31, 1999 from $7.3 million at December 31, 1998, primarily as a result of the Company's initial public offering, completed July 1, 1999. A total of $5.3 million was raised in the offering, net of $700,000 in offering expenses and excluding shares allocated to the Employee Stock Ownership Plan.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

General. During 1999, the Bank followed a strategy of increasing the loan portfolio as part of a long-term plan for growth in total assets to a more optimal size in relation to the existing infrastructure of employees, office locations and equipment. In 1998, the size of the mortgage loan portfolio was
allowed to decrease; although demand for loans   particularly mortgage
refinancing - was high, a large portion of the Bank's mortgage originations were sold in the secondary market, even in the face of rapid prepayments of existing mortgages during the refinance boom. This significantly reduced the interest rate risk that would have resulted from retaining a large number of low-yielding mortgage loans, but the risk reduction was at the expense of current earnings. In 1998, the reduction in earnings was offset by gains on the sale of mortgage loans, which accounted for nearly all of the Bank's net income for that year.

Net Income. Net income decreased by $65,000 to $271,000 for 1999, compared to $336,000 for 1998. If gains on sale of mortgage loans were excluded in both years, however, earnings would have increased by $216,000 from 1998 to 1999. The underlying increase was primarily due to increases in net interest income as well as fees and other income, partially offset by increases in noninterest expenses.

Net Interest Income. Net interest income increased $397,000, or 9.0% to $4.8 million in 1999 from $4.4 million in 1998. The improvement came in both interest income, which increased $259,000, and interest expense, which decreased $138,000.

Total interest income increased $259,000, or 3.2%, from 1998 to 1999. The net increase is attributable to higher average loan and investment balances, partially offset by lower average yields in the loan portfolio. The increases in average loans ($7.4 million) and investment securities ($1.8 million) were partially funded by a reduction of $3.8 million in relatively lower yielding interest-earning deposits in banks.

Total interest expense decreased $138,000, or 3.6%, to $8.5 million in 1999 from $8.2 million in1998. The net decrease is attributable to lower average rates on deposits and borrowings, offset by an increase in the average balances of interest-bearing deposits, which increased to $95.5 million in 1999 from $92.5 million in 1998. Also contributing to the decrease in interest expense was a relative shift from the higher-cost certificates of deposits to lower-cost checking and money market accounts.

Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and evaluation of the collateral and
guarantees securing the loans.   For further information, see Note 1 of Notes
to Consolidated Financial Statements.

The provision for loan losses was $15,000 for 1999 compared to $60,000 for 1998. A reduction in the provision was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. Net loan chargeoffs were $119,000 in 1999 compared with $137,000 in 1998.

Noninterest Income. Total noninterest income was $713,000 in 1999, compared with $888,000 in 1998. The decrease is attributable to a $281,000 decline in gains on sale of mortgage loans, as previously discussed. Excluding such gains, noninterest income increased $106,000. The increase is due primarily to service charges and fees, which increased a significant 44.1% to $467,000 in 1999 from $324,000 in 1998. The increase in service charges and fees was the result of increasing various fees to market level, as well as growth in checking accounts. Offsetting this increase was a decline in mortgage servicing income to $195,000 in 1999 from $232,000 in 1998.

Noninterest Expense. Noninterest expense was $5.2 million for 1999, compared to $4.9 million for 1998, an increase of 6.8%. This increase resulted primarily from an increase in compensation and benefits of $168,000, or 6.6%, as a result of $55,000 of expense related to the new Employee Stock Ownership Plan, additional lending personnel, and staffing of the new branch office in Juneau, as well as normal pay and benefits increases. Occupancy expense and data processing charges increased $129,000, or 9.1%, from 1998 to 1999 as a result of opening the new branch office, making major improvements to the teller service delivery system, and increasing the use of other technology equipment and services to improve both customer service and efficiency.
Market and public relations expense increased $38,000 from 1998 to 1999 as the Bank increased its marketing efforts to increase awareness and recognition of the Bank's new name in connection with the stock offering.

Expenditures directly related to the public stock offering, amounting to $700,000 were netted against the proceeds of the offering, and are not included in expense.

Income Taxes. The Company did not recognize any tax on current income in 1999 or 1998 because of the existence of $3.7 million in net operating loss carryforwards, which expire in various years beginning in 2002 through 2012. At December 31, 1999, the Company had $1.4 million in deferred tax assets, which were offset by a valuation allowance of $1.1 million. Net deferred tax assets of $300,000 have been recognized in income in past years and are included in other assets at December 31, 1999.

Average Balances, Interest and Average Yields/Cost

The earnings of the Company depend largely on the spread between the yield on interest-earning assets, which consist primarily of loans and investments, and the cost of interest-bearing liabilities, which consist primarily of deposit accounts and borrowings, as well as the relative size of the Company's interest-earning assets and interest-bearing liabilities.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances are generally daily averages for the period.



(dollars in thousands)
Year Ended December 31,                             1999                              1998
------------------------------------------------------------------------------------------------------------
                                                              Average                          Average
                                       Average                Yield/     Average                Yield/
                                       Balance    Interest     Cost      Balance    Interest    Cost
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans (1)                           $ 81,352     $6,978       8.58%    $ 73,988     $ 6,653     8.99%
 Investment securities (1)             20,660      1,183       5.73       18,855       1,039     5.51
 Interest-earning deposits in banks     6,223        316       5.08       10,021         526     5.24
------------------------------------------------------------------------------------------------------------
   Total interest-earning assets      108,235      8,477       7.83      102,864       8,218     7.99
Allowance for loan losses                (669)                              (700)
Cash and due from banks                 3,866                              3,174
Other assets                            6,234                              4,730
------------------------------------------------------------------------------------------------------------
  Total assets                       $117,666                           $110,068
============================================================================================================

Interest-bearing liabilities:
 Deposits:
   Interest-bearing demand           $ 25,246     $  541       2.14%     $23,848      $  529     2.22%
   Money market                        15,947        605       3.79       13,862         520     3.75
   Savings                             18,208        544       2.99       18,118         586     3.23
   Certificates of deposit             36,049      1,797       4.98       36,664       2,007     5.47
------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits     95,450      3,487       3.65       92,492       3,642     3.94
 Borrowings                             3,102        182       5.87        2,654         165     6.22
------------------------------------------------------------------------------------------------------------
   Total interest-bearing
    liabilities                        98,552      3,669       3.72       95,146       3,807     4.00
Noninterest-bearing demand deposits     5,849                              4,740
Other liabilities                       3,155                              2,987
Shareholders' equity                   10,110                              7,195
------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity               $117,666                           $110,068
============================================================================================================
Net interest income                               $4,808                              $4,411
============================================================================================================
Interest rate spread                                           4.11%                             3.99%
============================================================================================================
Net interest margin:
 On average interest-earning assets                            4.44%                             4.29%
 On average total assets                                       4.09%                             4.01%
============================================================================================================
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                           109.83%                            108.11%
============================================================================================================

(1) Average loans include nonperforming loans and loans held for sale.  Interest income does not include interest on  nonaccrual loans.  Average investment securities includes Federal Home Loan Bank stock.






Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to effects on interest income attributable to changes in volume, which are changes in volume multiplied by prior rate; effects on interest income attributable to changes in rate, which are changes in rate multiplied by prior volume; and changes in rate/volume, which is a change in rate multiplied by change in volume.

(in thousands)
Year Ended December 31,                                  Rate/
1999 Compared with 1998           Rate      Volume      Volume       Total
------------------------------------------------------------------------------
Interest-earning assets:
 Loans                          $(307)       $ 662       $(30)      $ 325
 Investment securities             41           99          4         144
 Interest-earning deposits
  in banks                        (17)        (199)         6        (210)
------------------------------------------------------------------------------
   Total net change in
    interest income              (283)         562        (20)        259

Interest-bearing liabilities:
 Interest-bearing demand
  accounts                        (18)          31         (1)         12
 Money market accounts              6           78          1          85
 Savings accounts                 (45)           3          -         (42)
 Certificates of deposit         (179)         (34)         3        (210)
 Borrowings                        (9)          28         (2)         17
------------------------------------------------------------------------------
   Total net change in
    interest expense             (245)         106          1        (138)
------------------------------------------------------------------------------
Net change in net interest
 income                         $ (38)       $ 456       $(21)      $ 397
==============================================================================






Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                       At            For the Year Ended
                                   December 31,         December 31,
                                      1999           1999          1998
------------------------------------------------------------------------------
Weighted average yield on:
 Loans                                8.42%         8.58%          8.99%
 Investment securities                6.30          5.73           5.51
 Interest-earning deposits in banks   5.45          5.08           5.24
   Total interest-earning assets      7.93          7.83           7.99

Weighted average rate paid on:
 Interest-bearing demand accounts     2.15          2.14           2.22
 Money market accounts                3.99          3.79           3.75
 Savings accounts                     3.01          2.99           3.23
 Certificates of deposit              5.14          4.98           5.47
   Total interest-bearing deposits    3.71          3.65           3.94
 Borrowings                           6.13          5.87           6.22
   Total interest-bearing liabilities 3.83          3.72           4.00

Interest rate spread                  4.10          4.11           3.99

Net interest margin on:
 Average interest-earning assets      4.48          4.44           4.29
 Average total assets                 4.14          4.09           4.01

Asset and Liability Management and Market Risk

Qualitative Analysis - Risks When Interest Rates Change.  The Bank's
profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings.  The relative amounts of interest-earning assets and interest-
bearing liabilities also affect net interest income. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.  The Bank's profitability is also affected by the level of income and expenses.  Non-interest income includes service charges and fees and gain on sale of loans and investments.
Noninterest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing
expenses.   General economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies also significantly affect the Bank's results of operations.

Quantitative Analysis - How the Bank Measures Its Risk of Interest Rate
Changes. The Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank has no foreign currency exchange rate risk or commodity price risk.




The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by originating for its portfolio loans with interest rates that periodically adjust to market conditions. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

In order to encourage institutions to reduce their interest rate risk, the Office of Thrift Supervision adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the Office of Thrift Supervision, the Bank receives a report which measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The Office of Thrift Supervision developed this procedure for measuring interest rate risk to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under Office of Thrift Supervision regulations, an institution with a greater than "normal" level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The Office of Thrift Supervision, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank's regulatory capital levels at December 31, 1999, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

The following table, provided by the Office of Thrift Supervision, illustrates the change in net portfolio value at December 31, 1999, based on Office of Thrift Supervision assumptions, that would occur in the event of an immediate change in interest rate, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

                                                       Net Portfolio as %
  (dollars in                                            of Portfolio
  thousands)             Net Portfolio Value           Value of Assets
-------------  --------------------------------   ----------------------------
  Basis Point
   ("bp")
   Change      Dollar     Dollar        Percent   Net Portfolio
  in Rates     Amount     Change (1)    Change    Value Ratio   Change (3)
------------------------------------------------------------------------------
   300 bp     $11,800     $(3,534)       (23)%       9.93%       (246) bp
   200         13,067      (2,267)       (15)       10.85        (155)
   100         14,308      (1,026)        (7)       11.71         (69)
     0         15,333        -            -         12.40
  (100)        15,854         521          3        12.71          31
  (200)        16,085         752          5        12.82          42
  (300)        16,265         931          6        12.88          48

(1) Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the Net Portfolio
      Value assuming no change in interest rates.
(2) Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.





The above table illustrates, for example, that at December 31, 1999 an instantaneous 200 basis point increase in market interest rates would reduce the Bank's net portfolio value by approximately $2.3 million, or (15)%, and an instantaneous 200 basis point decrease in market interest rates would increase the Bank's net portfolio value by approximately $752,000 or 5%.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.

                                December 31,     September 30,  December 31,
                                    1999              1998          1998
------------------------------------------------------------------------------
Pre-shock net portfolio
   value ratio                     12.40%            12.37%         9.39%
Post-shock net portfolio
   value ratio                     10.85             10.93%         9.27%
Decline in net portfolio
   value ratio                       155 bp            144 bp         12 bp

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of thrift institutions. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.
Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and Federal Home
Loan Bank advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.





The primary investing activity of the Bank has traditionally been the origination of one- to four-family mortgage loans and consumer loans. In recent years, however, the Bank has increased significantly its originations of other real estate loans and commercial business loans. Between December
31, 1999 and 1998, one- to four-family mortgages increased $9.4 million
(27.4%), commercial business loans increased by $3.1 million (72.5%), land loans increased by $1.5 million (59.2%), and nonresidential real estate loans increased by $2.3 million (21.4%). Other investing activities during 1999 and 1998 include the purchase of $9.8 million in mortgage backed securities and $3 million in short-term agency securities in 1999, and $6.0 million in short-term agency securities in 1998. New equity capital, Federal Home Loan
Bank borrowings, principal repayments on loans and mortgage-backed securities, and deposits were the primary means for funding these activities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's sources of funds include deposits and principal and interest payments from loans and investments, and Federal Home
Loan Bank advances. During 1999 and 1998, the Company used its sources of funds primarily to fund new loans and investments and to pay maturing certificates and other deposit withdrawals. At December 31, 1999, the Bank had loan commitments (excluding loans in process), including unused portions of commercial business lines of credit, of $1.8 million.

At December 31, 1999, the Bank had $694,000 of unrealized losses on investment securities classified as available for sale, which amount represented 3.4% of the amortized cost ($20.5 million) of the securities. Such unrealized losses increased by $396,000 during 1999, due to increasing market interest rates late in 1999. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized loss will begin to decrease and eventually be eliminated.

At December 31, 1999, certificates of deposit amounted to $34.7 million, or 33.8%, of the Bank's total deposits, including $27.8 million scheduled to mature by December 31, 2000. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments by deposits and, as needed, Federal Home Loan Bank advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.

The Office of Thrift Supervision requires a thrift institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual short- and long-term liquidity ratios at December 31, 1999 and 1998 were 27.6% and 32.6%, respectively. The
Bank has consistently maintained liquidity levels in excess of regulatory requirements.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision requirements. As of December 31, 1999, Alaska
Federal was in compliance with all regulatory capital requirements which were effective as of this date with tangible, core and risk-based capital ratios of 9.89%, 9.89% and 17.25%, respectively. For further information, see Note 3 of Notes to Consolidated Financial Statements.





Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.




                        Independent Auditors' Report


To the Board of Directors and Shareholders of Alaska Pacific Bancshares, Inc.
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific
Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc.
and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP

Anchorage, Alaska
February 18, 2000






Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
==============================================================================
(in thousands) December 31,                     1999          1998
------------------------------------------------------------------------------
Assets
Cash and due from banks                     $   4,343       $   3,201
Interest-bearing deposits in banks              3,442          11,383
------------------------------------------------------------------------------
  Total cash and cash equivalents               7,785          14,584
Investment securities available for sale,
  at fair value (amortized cost: 1999 -
  $20,543; 1998 - $18,474)                     19,849          18,176
Federal Home Loan Bank stock                    1,361           1,265
Loans held for sale                             1,359             899
Loans                                          86,366          71,510
  Less allowance for loan losses                  570             674
------------------------------------------------------------------------------
   Loans, net                                  85,796          70,836
Accrued interest receivable                       631             593
Premises and equipment                          3,689           3,306
Repossessed assets                                145             311
Other assets                                      927             836
------------------------------------------------------------------------------
Total Assets                                 $121,542        $110,806
==============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing demand                $   6,210       $   5,046
  Interest-bearing demand                      26,704          25,570
  Money market                                 16,552          15,872
  Savings                                      18,427          18,674
  Certificates of deposit                      34,654          36,783
------------------------------------------------------------------------------
   Total deposits                             102,547         101,945
Federal Home Loan Bank advances                 5,000            -
Advance payments by borrowers for taxes
  and insurance                                   821             866
Accounts payable and accrued expenses             207             240
Accrued interest payable                          367             389
Other liabilities                                 123             116
------------------------------------------------------------------------------
  Total liabilities                           109,065         103,556
Commitments and contingencies (Notes 11
  and 13)
Shareholders' Equity:
  Common stock ($0.01 par value; 20,000,000
    shares authorized; 655,415 shares issued
    and outstanding, including 47,180 unearned
    shares held by ESOP)                            7            -
  Additional paid-in capital                    5,850            -
  Unearned ESOP shares                           (472)           -
  Retained earnings                             7,786           7,548
  Accumulated other comprehensive loss           (694)           (298)
------------------------------------------------------------------------------
    Total shareholders' equity                 12,477           7,250
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity   $121,542        $110,806
==============================================================================
See notes to consolidated financial statements.





Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
==============================================================================
(in thousands) Years ended December 31,                1999        1998
------------------------------------------------------------------------------
Interest Income
  Loans                                             $   6,978    $   6,653
  Investment securities                                 1,183        1,039
  Interest-earning deposits in banks                      316          526
------------------------------------------------------------------------------
    Total interest income                               8,477        8,218
Interest Expense
  Deposits                                              3,486        3,642
  Federal Home Loan Bank advances                         183          165
------------------------------------------------------------------------------
    Total interest expense                              3,669        3,807
------------------------------------------------------------------------------
  Net Interest Income                                   4,808        4,411
Provision for loan losses                                  15           60
------------------------------------------------------------------------------
  Net interest income after provision for loan losses   4,793        4,351
Noninterest Income
  Mortgage servicing income                               195          232
  Service charges on deposit accounts                     325          195
  Other service charges and fees                          142          129
  Gain on sale of mortgage loans                           51          332
------------------------------------------------------------------------------
    Total noninterest income                              713          888
Noninterest Expense
  Compensation and benefits                             2,706        2,538
  Occupancy                                             1,190        1,105
  Data processing                                         361          317
  Professional and consulting fees                        153          158
  Marketing and public relations                          181          143
  Other                                                   644          642
------------------------------------------------------------------------------
    Total noninterest expense                           5,235        4,903
------------------------------------------------------------------------------
       Income  before income tax                          271          336
Income tax                                               -            -
------------------------------------------------------------------------------
  Net Income                                           $  271       $  336
==============================================================================
See notes to consolidated financial statements.





Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
============================================================================================================
                                                                                        Accumu-
                                                                                        lated
                                                                                        Other     Total
                                                      Additional Unearned               Compre-   Share-
                                               Common   Paid-In     ESOP     Retained   hensive   holders'
(in thousands)                                 Stock    Capital    Shares    Earnings    Loss     Equity
------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                     $     -   $      -   $     -     $7,212    $  (72)  $  7,140
Net income                                                                       336                  336
Other comprehensive income (loss):
  Net change in unrealized losses on
    securities available for sale                                                          (68)       (68)
  Cumulative effect of change in
    accounting principle (Note 4)                                                         (158)      (158)
------------------------------------------------------------------------------------------------------------
    Other comprehensive income (loss)                                                     (226)      (226)
------------------------------------------------------------------------------------------------------------
      Comprehensive income                                                                            110
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                         -          -         -      7,548      (298)     7,250

Net income                                                                       271                  271
Other comprehensive loss:
  Net change in unrealized losses on
    securities available for sale                                                         (396)      (396)
------------------------------------------------------------------------------------------------------------
    Other comprehensive loss                                                              (396)      (396)
------------------------------------------------------------------------------------------------------------
     Comprehensive loss                                                                              (125)
Common stock issued                                  7      5,847     (524)                         5,330
ESOP shares earned                                              3       52                             55
Cash dividends ($.05 per share)                                                 (33)                  (33)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $      7     $5,850   $ (472)   $7,786    $ (694)   $12,477
============================================================================================================
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
==============================================================================
(in thousands) Years ended December 31,              1999           1998
------------------------------------------------------------------------------
Operating Activities
  Net income                                       $   271      $    336
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                         15            60
      Depreciation and amortization                    385           351
      Federal Home Loan Bank stock dividends           (96)          (92)
      Amortization of fees, discounts, and
        premiums, net                                  (43)           (3)
      ESOP expense                                      55            -
      Cash provided by changes in operating
        assets and liabilities:
          Accrued interest receivable                  (38)          105
          Loans held for sale                         (460)         (459)
          Other assets                                 (91)         (278)
          Advance payments by borrowers for taxes
            and insurance                              (45)          (66)
          Accrued interest payable                     (22)          194
          Accounts payable and accrued expenses        (33)          118
          Other liabilities                              7           (12)
------------------------------------------------------------------------------
           Net cash provided by (used in)
            operating activities                       (95)          254
Investing Activities
  Purchase of investment securities available
    for sale                                       (12,750)       (6,000)
  Maturities and principal repayments of:
    Investment securities available for sale        10,603         6,540
    Investment securities held to maturity            -              464
  Loan originations, net of principal repayments   (14,999)        7,642
  Purchase of premises and equipment                  (768)         (432)
  Proceeds from sale of repossessed assets             311          -
------------------------------------------------------------------------------
   Net cash provided by (used in) investing
     activities                                    (17,603)        8,214
Financing Activities
  Proceeds from issuance of stock                    5,330          -
  Cash dividends paid                                  (33)         -
  Net increase (decrease) in Federal Home Loan
    Bank advances                                    5,000        (9,000)
  Net increase in demand and savings deposits        2,731         5,342
  Net decrease in certificates of deposit           (2,129)         (356)
------------------------------------------------------------------------------
    Net cash provided by (used in) financing
      activities                                    10,899        (4,014)
------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents    (6,799)         4,454
Cash and cash equivalents at beginning of year      14,584         10,130
------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $  7,785        $14,584
==============================================================================
Supplemental information:
  Cash paid for interest                          $  3,691        $ 3,613
  Loans foreclosed and transferred to
    foreclosed properties                              145            311
  Net change in unrealized loss on securities
    available for sale                                (396)           (68)
  Investment securities transferred from held to
    maturity to available for sale                    -             5,732
==============================================================================
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
==============================================================================

Note 1 - Summary of Significant Accounting Policies

General: The accompanying consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. ("the Holding Company") and its wholly owned subsidiary, Alaska Pacific Bank ("the Bank). The Holding Company and the Bank are collectively referred to as "the Company." All significant intercompany transactions have been eliminated in consolidation.

The Bank is a federally chartered savings bank providing a range of financial services to individuals and small businesses in southeast Alaska. The Bank's financial services include accepting deposits from the general public and making residential and commercial real estate loans, consumer loans, and commercial loans. The Bank also originates, sells and services residential mortgage loans under several federal and state mortgage-lending programs.

Investment securities: Securities available for sale, including mortgage-backed and related securities, are carried at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity. Any security that management determines may not be held to maturity is classified as available for sale at the time the security is acquired. Any gains and losses realized on the sale of these securities are based on the specific identification method and included in earnings.

Purchase discounts and premiums on investment securities are amortized using the level yield method.

Loans: Loans are reported at the principal amount outstanding, adjusted for net deferred loan fees and costs and other unamortized premiums or discounts.

Interest is accrued as earned unless management doubts the collectibility of the loan or the unpaid interest. Interest accrual is generally discontinued and loans are transferred to nonaccrual status when they become 90 days past due. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Income from nonaccrual loans is recorded only when interest payments are received.

Loan origination fees and direct loan origination costs are deferred and recognized as an adjustment to interest income over the contractual life of the loan using the level yield method. When loans are sold, the related net unamortized loan fees and costs are included in the determination of the gain on sale of loans.

Loans Held for Sale: Loans held for sale consist primarily of residential mortgage loans and are valued at the lower of cost or market. Loans are recorded as sold when the loan documents are sent to the investor.

Allowance for loan losses: The allowance for loan losses is maintained at a level believed to be sufficient to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a number of factors, including the level of nonperforming loans, loan loss experience, collateral values, a review of the credit quality of the loan portfolio, and current economic conditions. Loans are categorized as either pass-graded or problem-graded based on periodic reviews of the loan portfolio. The allowance is evaluated quarterly based on an estimated range of probable loss comprised of two elements:

        General component The general allowance component is calculated by loan category as a range of estimated loss by applying various loss factors to pass-graded outstanding loans. The loss factors are based primarily on industry loss statistics, adjusted for the Bank's historical loss experience and other significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

        Specific component The specific allowance component is established in cases where management has identified conditions or circumstances related to a problem-graded loan that management believes indicate a probable loss. A range of estimated loss is established for each such loan. Problem-graded loans for which no probable loss is indicated, but with specific characteristics indicating that there is an incurred loss as part of a group having similar characteristics, are included with the appropriate group of pass-graded loans for overall evaluation.

        Loan impairment is measured in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". Under these standards, loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectable in accordance with the original loan agreement. All loans except for loans grouped as small and homogeneous are evaluated for impairment. Management groups all small consumer loans and all one-to-four-family residential mortgage loans as small and homogeneous. Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.

Mortgage servicing rights: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans, which at December 31, 1999 and 1998, consisted entirely of one-to-four-family residential mortgage loans.

Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over estimated useful lives of the assets: 20 to 30 years for buildings, 5 to 10 years for leasehold improvements, and 3 to 10 years for furniture and equipment. Expenditures for improvements and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, estimated future cash flows expected to result from the use of the asset and its eventual disposition are compared with the carrying value, and a direct writedown is recorded for the amount of impairment, if any.

Repossessed Assets: Real estate or other collateral acquired in satisfaction of a loan is initially recorded in repossessed assets at the lower of cost or estimated fair value less estimated selling costs, with any difference from the loan balance charged to the allowance for loan losses. Subsequent changes in estimated fair value result in writing down the properties, directly or through valuation accounts. Such writedowns and gains and losses on disposal, as well as operating income and costs incurred during the period of ownership, are recognized currently in noninterest expense.

Federal Home Loan Bank Stock: The Bank's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investments in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 1999, the Bank's minimum investment requirement was approximately $711,000. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Income Tax: The Bank accounts for income tax using the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of current enacted tax laws and rates. Net deferred tax assets are evaluated and reduced through a valuation allowance to the extent that it is more likely than not that such assets will not be fully recovered in the future.

Statement of Cash Flows: The statement of cash flows has been prepared using the "indirect" method for presenting cash flows from operating activities.
For purposes of this statement, cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks.

Segment Reporting: The Company has adopted provisions of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." In accordance with this standard, the Company has identified a single segment at the entity-wide level used by senior management to make operating decisions.

Changes in accounting principles: Changes in accounting principles were the result of adopting Statements of Financial Accounting Standards ("SFAS"). Significant recent statements and the impact of their adoption are described below.

        SFAS 134: Effective January 1, 1999, the Bank adopted SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (an amendment of FASB Statement No. 65). This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Adoption of this statement did not result in a material impact on the Company's earnings, capital resources or liquidity.

Fair Value of Financial Instruments: The fair value of cash and cash equivalents is estimated to be equal to the carrying value, due to their short-term nature. The fair value of investment securities is based upon estimated market prices obtained from independent safekeeping agents. The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value. The fair value of loans is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

For demand and savings deposits, fair value is considered to be carrying value. The fair values of fixed-rate certificates of deposit and FHLB advances are estimated using present value methods and current offering rates for such deposits and advances.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses. Actual results could differ from these estimates.

Note 2 - Conversion to Stock Ownership

On July 1, 1999, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to a Plan of Conversion approved by the membership of the Bank on June 21, 1999. Concurrent with the conversion, the Bank changed its name from Alaska Federal Savings Bank to Alaska Pacific Bank. The Holding Company was formed for the purpose of becoming the holding company of the Bank upon its conversion. The Company sold 655,415 shares in a subscription and community offering during June 1999 which, after giving effect to offering expenses of approximately $700,000, resulted in net proceeds of $5,854,000 ($5,330,000 excluding purchases by the Employee Stock Ownership Plan). The Holding Company transferred approximately $4,600,000 to the Bank in exchange for all of its stock.

While the accompanying financial statements of the Holding Company are presented on a consolidated basis with those of the Bank, the Holding Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations prior to July 1, 1999. Therefore, the financial statements presented include only the accounts and operations of the Bank prior to that date. In addition, earnings per share data are not presented for 1999 or 1998, as no shares were outstanding at the beginning of either year.

Note 3 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action ("PCA"), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures have been established by regulation to ensure capital adequacy and require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the Office of Thrift Supervision, requires that the Bank maintain minimum amounts and ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3%, and total risk-based capital (as defined) of 8%. The Bank is also subject to PCA capital requirement regulations set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 1999 and 1998, the Bank meets all capital adequacy requirements to which it is subject. The Bank was categorized as "well capitalized" in the most recent notification by the Office of Thrift Supervision. There have been no events or conditions since that notification that management believes would change the Bank's capital category.

                                                 Minimum Capital Required
                                               -------------------------------
                                                                  To Be
                                                              Categorized as
                                               For Capital  "Well Capitalized"
                                                 Adequacy       Under PCA
(dollars in thousands)           Actual          Purposes       Provisions
------------------------------------------------------------------------------
                            Amount   Ratio   Amount   Ratio   Amount   Ratio
------------------------------------------------------------------------------
As of December 31, 1999:
 Tangible capital (to
   total assets)           $11,942   9.89%   $1,812   1.50%     N/A     N/A
 Core capital (to total
   assets)                  11,942   9.89     3,624   3.00    $6,040   5.00%
 Total risk-based capital
   (to risk weighted
   assets)                  12,512  17.25     5,803   8.00    $7,253  10.00
 Tier I risk-based capital
   (to risk weighted
   assets)                  11,942  16.46      N/A     N/A     4,352   6.00

As of December 31, 1998:
 Tangible capital (to total
   assets)                  $7,548   6.85%   $1,652   1.50%     N/A     N/A
 Core capital (to total
   assets)                   7,548   6.85     3,304   3.00    $5,503   5.00%
 Total risk-based capital
   (to risk weighted assets) 8,222  12.35     5,325   8.00     6,656  10.00
 Tier I risk-based capital
  (to risk weighted assets)  7,548  11.34      N/A     N/A     3,994   6.00

Note 4 - Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

                                            Gross       Gross
                                Amortized Unrealized  Unrealized     Fair
(in thousands)                    Cost      Gains       Losses       Value
------------------------------------------------------------------------------
December 31, 1999
  Mortgage-backed securities:
    FNMA                        $ 2,942                 $(136)      $ 2,806
    FHLMC                         3,757                  (234)        3,523
    GNMA                         10,862                  (290)       10,572
  Collateralized mortgage
    obligations                     352                    (4)          348
  U.S. agencies and
    corporations:
    Callable debentures:
        FHLB                      2,000                    (5)        1,995
    SBA pools                       630                   (25)          605
------------------------------------------------------------------------------
            Total               $20,543  $    -         $(694)      $19,849
==============================================================================
December 31, 1998
  Mortgage-backed securities:
    FNMA                        $ 3,801  $     3        $(103)      $ 3,701
    FHLMC                         5,269                  (174)        5,095
    GNMA                          1,638                   (16)        1,622
  Collateralized mortgage
    obligations                     767                    (6)          761
  U.S. agencies and
  corporations:
    Callable debentures:
        FHLMC                    3,000                     (3)        2,997
        FHLB                     3,000         1                      3,001
    SBA pools                      999         7           (7)          999
------------------------------------------------------------------------------
          Total                $18,474   $    11        $(309)      $18,176
==============================================================================

Effective October 1, 1998, the Bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of the statement had no significant effect on the Bank's financial position or net income. Concurrent with the adoption of SFAS No. 133, however, investment securities totaling approximately $5,732,000, at amortized cost, which were previously classified as "held to maturity" were reclassified as "available for sale." These securities were then marked to market through the unrealized losses on securities available for sale account in the shareholders' equity section of the consolidated balance sheet. This resulted in a transition adjustment of approximately $158,000. This adjustment is presented in the statement of changes in shareholders' equity for the year ended December 31, 1998, as a cumulative effect of change in accounting principle. The action did not indicate an intention to sell these specific securities, but rather was done to provide more flexibility in managing the entire portfolio, consistent with the intent of the statement. No securities were designated as held to maturity at December 31, 1999 or 1998.

     The following table summarizes the amortized cost and fair values of debt securities by maturity group:

(in thousands) December 31, 1999            Amortized Cost      Fair Value
------------------------------------------------------------------------------
Amount with final maturity:
  Within one year                              $  2,000         $  1,995
  After five but within ten years                   211              210
  After ten years                                18,332           17,644
------------------------------------------------------------------------------
     Total                                      $20,543          $19,849
==============================================================================

Maturities of mortgage backed securities are classified based on their final contractual maturities. Actual maturities may vary due to prepayment of the underlying loans.

There were no sales of securities during 1999 or 1998. The Bank does not have a trading securities portfolio.

Note 5 - Loans

Loans are summarized as follows:

(in thousands) December 31,                       1999             1998
------------------------------------------------------------------------------
Real estate:
  Permanent:
    One-to-four-family residential              $43,623          $34,252
    Multifamily residential                       2,468            2,485
    Commercial nonresidential                    12,966           10,683
  Land                                            4,122            2,589
  Construction:
    One-to-four-family residential                  959              957
    Multifamily residential                           -            1,079
    Commercial nonresidential                       600              439
Commercial business                               7,388            4,282
Consumer:
  Home equity                                     7,459            8,401
  Boat                                            5,245            5,058
  Automobile                                      1,202              978
  Other                                             334              307
------------------------------------------------------------------------------
    Loans                                       $86,366          $71,510
==============================================================================
    Loans held for sale                         $ 1,359          $   899
==============================================================================

Loans are net of deferred loan fees and other discounts amounting to $277,000 and $315,000 at December 31, 1999 and 1998, respectively.

Interest income from tax-exempt loans was $98,000 and $101,000 in 1999 and 1998, respectively.

Real estate loans are secured primarily by properties located in southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Other commercial loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

At December 31, 1999, the Bank had impaired loans amounting to $488,000.

Mortgage Loan Servicing: The Bank services one-to-four-family residential mortgage loans for Alaska Housing Finance Corporation ("AHFC"), U.S. Government agencies, and institutional and private investors totaling $70,423,000 and $83,437,000 as of December 31, 1999 and 1998, respectively.
These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $195,000 and $232,000 for 1999 and 1998, respectively.

The amortized cost of mortgage servicing rights, which approximates fair value, is $234,000 and $237,000 at December 31, 1999 and 1998, respectively. The amount of servicing assets recognized during 1999 was $29,000 and amortization was $32,000 for the year. The amount of servicing assets recognized during 1998 was $164,000 and amortization was $23,000 for the year. It has been determined that a valuation allowance for impairment is not required at December 31, 1999 or 1998.

Included in loans serviced for others at December 31, 1999 are 33 loans with current balances totaling $2,167,000 for which the Bank is subservicer under agreements with AHFC. Of these, 19 loans totaling $1,472,000 are owned by the Government National Mortgage Association ("GNMA") and 14 loans totaling $695,000 are owned by the Federal National Mortgage Association ("FNMA").

Related Party Loans: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their associated companies. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $1,330,000 and $967,000 at December 31, 1999 and 1998, respectively. During the year ended December 31, 1999, new loans of this type were $571,000 and repayments were $208,000.

Note 6 - Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:

(in thousands) Years ended December 31,             1999         1998
------------------------------------------------------------------------------
Balance at beginning of year                       $ 674        $ 751
Provision for loan losses                             15           60
Loans charged off                                   (128)        (141)
Recoveries                                             9            4
------------------------------------------------------------------------------
Balance at end of year                             $ 570        $ 674
==============================================================================

Note 7 - Premises and Equipment

Following is a summary of premises and equipment:

(in thousands) December 31,                      1999       1998
------------------------------------------------------------------------------
  Land                                        $   676     $   676
  Buildings                                     3,852       3,852
  Leasehold improvements                        1,485       1,354
  Furniture, fixtures and equipment             2,288       1,990
------------------------------------------------------------------------------
                                                8,301       7,872
  Less accumulated depreciation                (4,612)     (4,566)
------------------------------------------------------------------------------
                                               $3,689      $3,306
==============================================================================

Depreciation and amortization expense for the years ended December 31, 1999 and 1998 amounted to $385,000 and $351,000, respectively.

Note 8 - Deposits

Certificates of deposit in excess of $100,000 amounted to $7,616,000 and $5,420,000 at December 31, 1999 and 1998, respectively. Deposits in excess of $100,000 are not federally insured.

The scheduled maturities of certificates of deposit as of December 31, 1999, are as follows:

(in thousands) Year ending December 31,
------------------------------------------------------------------------------
       2000                                     $27,774
       2001                                       4,934
       2002                                       1,150
       2003                                         470
       2004 and thereafter                          326
------------------------------------------------------------------------------
                                                $34,654
==============================================================================

Interest expense on deposits consists of the following:

(in thousands)Year Ended December 31,             1999           1998
------------------------------------------------------------------------------
Interest-bearing demand                         $   541        $   529
Money market                                        605            520
Savings                                             544            586
Certificates of deposit                           1,796          2,007
------------------------------------------------------------------------------
                                                 $3,486         $3,642
==============================================================================

The weighted averages interest rates paid on deposits are as follows:

Year Ended December 31,                           1999           1998
------------------------------------------------------------------------------
Interest-bearing demand                            2.14%          2.22%
Money market                                       3.79           3.75
Savings                                            2.99           3.23
Certificates of deposit                            4.98           5.47

Note 9 - Federal Home Loan Bank Advances

FHLB advances at December 31, 1999 consisted of one $5,000,000 advance at 6.13%, maturing in 2009. The advance is "putable" at FHLB's discretion beginning in 2002. No advances were outstanding at December 31, 1998. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

Note 10 - Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis up to 17% of their annual salary up to a maximum limit under the law. The Bank matches 75% of the first $2,667 of employee contribution. For the years ended December 31, 1999 and 1998, the Bank contributed $23,000 and $47,000, respectively, to the plan.

The Company has an Employee Stock Ownership Plan ("ESOP") established in connection with the conversion to stock ownership (see Note 2). Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. At December 31, 1999, 5,253 shares were allocated to employees. The Company's expense for the plan, equal to the number of shares allocated at the average market price during the year, amounted to $55,000 for the year ended December 31, 1999.

Note 11 - Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases are summarized as follows:

(in thousands) Year ending December 31,
------------------------------------------------------------------------------
                 2000                            $   391
                 2001                                391
                 2002                                391
                 2003                                314
                 2004                                281
                 2005 and thereafter               1,103
------------------------------------------------------------------------------
                                                  $2,871
==============================================================================

Rent expense was $383,000 and $363,000 for the years ended December 31, 1999 and 1998, respectively. Rental income on owned premises amounted to $97,000 for each of the years ended December 31, 1999 and 1998.

Note 12 - Income Tax

The provision for income tax consisted of the following:

(in thousands) Years ended December 31,             1999         1998
------------------------------------------------------------------------------
Taxes paid or currently payable                   $   -         $   -
Change in deferred taxes                            252           110
Adjustment of valuation allowance                  (252)         (110)
------------------------------------------------------------------------------
  Income tax benefit                              $   -         $   -
==============================================================================

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 1999 and 1998) to tax expense, as shown in the accompanying statements of income and changes in shareholders' equity, is as follows:

(in thousands) Years ended December 31,            1999          1998
------------------------------------------------------------------------------
Income tax expense at statutory rate               $ 92         $ 114
Income tax effect of:
  Interest on municipal obligations                 (42)          (34)
  Other                                              33             7
Reduction of valuation allowance for deferred taxes (83)          (87)
------------------------------------------------------------------------------
  Income tax                                       $  -         $   -
==============================================================================

The Bank's effective tax rate was 0% for both 1999 and 1998.

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Bank's net deferred tax assets consisted of the following:

(in thousands) Years ended December 31,            1999          1998
------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforward                $1,627        $ 1,706
  Bad debt reserves                                 161            293
  Discount on loans                                  23             27
  Depreciation                                       77             25
  Accrued vacation                                   41             31
  Other                                               -             27
------------------------------------------------------------------------------
     Gross deferred tax assets                    1,929          2,109
Deferred tax liabilities:
  Deferred loan fees                               (149)          (110)
  FHLB stock dividends                             (422)          (381)
  Other                                              (7)           (15)
------------------------------------------------------------------------------
     Gross deferred tax liabilities                (578)          (506)
------------------------------------------------------------------------------
  Deferred tax asset, before valuation allowance  1,351          1,603
  Valuation allowance                            (1,051)        (1,303)
------------------------------------------------------------------------------
   Net deferred tax assets                      $   300        $   300
==============================================================================

In August 1996, the Small Business Job Protection Act of 1996 ("the Act") was signed into law. Under the Act, the percentage taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. There was no tax deduction under this method for 1999 or 1998. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not be subject to this recapture in 1999 or 1998, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders' equity as of December 31, 1999, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

For federal income tax purposes, the Bank had net operating loss carryforwards at December 31, 1999, which expire as follows:

(in thousands) Year ending December 31,
------------------------------------------------------------------------------
                     2002                      $  288
                     2003                          23
                     2005                       1,267
                     2006                         766
                     2007                         227
                     2008                         836
                     2009                         203
                     2011                          81
                     2012                          29
                     2018                          29
------------------------------------------------------------------------------
                                               $3,749
==============================================================================

Note 13 - Commitments and Contingencies

Commitments:   Commitments to extend credit in the form of lines of credit total $1,816,000 and $1,492,000 at December 31, 1999 and 1998, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $881,000 and $949,000 at December 31, 1999 and 1998, respectively. These amounts are excluded from the balance of loans at year end.

Concentrations:   Greater than 80% of all loans in the Bank's portfolio are
secured by real estate located in communities of southeast Alaska.

Note 14 - Fair Value of Financial Instruments

The following information is presented in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(in thousands) December 31,               1999                 1998
------------------------------------------------------------------------------
                                             Estimated             Estimated
                                   Carrying    Fair     Carrying     Fair
                                    Amount    Value      Amount      Value
                                    ------    -----      ------      -----

Financial Assets
Cash and cash equivalents        $  7,785   $  7,785     $14,584    $ 14,584
Investment securities available
  for sale                         19,849     19,849      18,176      18,176
Federal Home Loan Bank stock        1,361      1,361       1,265       1,265
Loans, including held for sale     87,725     85,856      72,409      72,807
Accrued interest receivable           631        631         593         593

Financial Liabilities
Demand and savings deposits        67,893     67,893      65,162      65,162
Certificates of deposit            34,654     34,553      36,783      36,970
Federal Home Loan Bank Advances     5,000      4,624           -           -
Line of credit commitments              -      1,816           -       1,492

Although management is not aware of any subsequent events that would significantly affect the estimated fair value amounts as of December 31, 1999, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 - Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(dollars in thousands) December 31, 1999
------------------------------------------------------------------------------
Assets
Cash                                                     $     757
Investment in subsidiary                                    11,720
------------------------------------------------------------------------------
   Total Assets                                            $12,477
==============================================================================
Liabilities and Shareholders' Equity
Shareholders' equity                                       $12,477
------------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity              $12,477
==============================================================================

Parent Company Condensed Income Statement

(dollars in thousands) Year Ended December 31, 1999
------------------------------------------------------------------------------
Equity in undistributed earnings of subsidiary                $284
------------------------------------------------------------------------------
   Total income                                                284
Operating expenses                                              13
------------------------------------------------------------------------------
   Income before income tax                                    271
Income tax                                                       -
------------------------------------------------------------------------------
   Net income                                                 $271
==============================================================================

Parent Company Condensed Statement of Cash Flows

(dollars in thousands) Year Ended December 31, 1999
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 $271
   Adjustments to reconcile net income to net cash
      used in operating activities:
        Equity in undistributed earnings of subsidiary        (284)
------------------------------------------------------------------------------
          Net cash used in operating activities                (13)

Cash flows from investing activities:
  Capital contribution to subsidiary                        (4,527)
------------------------------------------------------------------------------
   Net cash used in investing activities                    (4,527)

Cash flows from financing activities:
  Net proceeds from issuance of stock                        5,330
  Cash dividends paid                                          (33)
------------------------------------------------------------------------------
   Net cash provided by financing activities                 5,297
------------------------------------------------------------------------------
Net increase in cash                                           757
Cash at beginning of year                                        -
------------------------------------------------------------------------------
Cash at end of year                                         $  757
==============================================================================

Directors and                         Roger K. White                     SPECIAL COUNSEL
Executive Officers                    Senior Vice President, Chief
of the Company and                     Financial Officer and             Breyer & Associates PC
the Bank                               Secretary of Alaska Pacific       1100 New York Ave. NW
Board of Directors                     Bancshares, Inc. and              Suite 700 East
                                       Senior Vice President and         Washington, DC 20005
                                       Chief Financial Officer of
                                       Alaska Pacific Bank               GENERAL COUNSEL
Craig E. Dahl                                                            Baxter Bruce Brand PC
President & Chief Executive           Lisa C. Bell                       P.O. Box 32819
 Officer                              Senior Vice President and          Juneau, AK 99803
Alaska Pacific Bancshares,             Chief Operating Officer of
 Inc. and Alaska Pacific               Alaska Pacific Bancshares,        ANNUAL MEETING OF
 Bank                                  Inc. and Alaska Pacific Bank       STOCKHOLDERS

Avrum M. Gross, Chairman                                                 June 15, 2000
 of the Board                         CORPORATE                          1:00 p.m.
Partner                                  INFORMATION                     A-J Room
Gross & Burke                                                            Westmark Baranof Hotel
                                                                         127 N. Franklin Street
Roger Grummett                        CORPORATE                          Juneau, AK 99801
Retired Partner                          HEADQUARTERS
Shattuck & Grummett, Inc.
                                      2094 Jordan Avenue
Hugh N. Grant                         Juneau, AK 99801
Real estate and retailing             907-789-4844

Deborah E. Marshall                   INDEPENDENT AUDITORS
Director of Alaska InvestNet
Juneau Economic                       Deloitte & Touche LLP              FORM 10-KSB
 Development Council                  550 W. Seventh Avenue
                                      Suite 1500                         A copy of the Form 10-
D. Eric McDowell                      Anchorage, AK 99501                KSB, including
President                                                                consolidated financial
McDowell, Inc.                        STOCK REGISTRAR AND                statements, as filed with the
                                         TRANSFER AGENT                  Securities and Exchange
William J. Schmitz                                                       Commission, will be
Partner                               American Securities Transfer       furnished without charge to
Schmitz & Buck                          & Trust, Inc.                    stockholders as of the
                                      12039 W. Alameda Parkway           record date for voting at
EXECUTIVE OFFICERS                    Suite Z-2                          the annual meeting of
                                      Lakewood, CO 80228                 stockholders upon written
Craig E. Dahl                                                            request to Roger K. White,
President and Chief                   COMMON STOCK                       Secretary, Alaska Pacific
 Executive Officer of Alaska                                             Bancshares, Inc., 2094
 Pacific Bancshares, Inc.             Traded over-the-counter on         Jordan Avenue, Juneau,
 and Alaska Pacific Bank                the OTC Electronic               Alaska 99801.
                                        Bulletin Board under the
                                        Symbol: AKPB


                                Exhibit 21

                      Subsidiaries of the Registrant


Parent
------
Alaska Bancshares, Inc.
                                     Percentage        Jurisdiction or
Subsidiaries (a)                    of Ownership   State of Incorporation
----------------                    ------------   ----------------------

Alaska Pacific Bank                      100%           United States

-----------
(a) The operation of the Corporation's wholly owned subsidiary is included in the Corporation's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

                                 Exhibit 27
                          Financial Data Schedule

     This schedule contains financial information extracted from the consolidated financial statements of Alaska Pacific Bancshares, Inc. for the year ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.

                Financial Data
                    as of or
              for the year ended
Item Number    December 31, 1999  Item Description
 ----------    -----------------  ----------------
                (In thousands)

9-03 (1)                4,343     Cash and due from Banks
9-03 (2)                3,442     Interest-bearing deposits
9-03 (3)                   --     Federal funds sold - purchased securities
                                     for resale
9-03 (4)                   --     Trading account assets
9-03 (6)               19,849     Investment and mortgage backed securities
                                     held for sale
9-03 (6)                   --     Investment and mortgage backed securities
                                     held to maturity - carrying value
9-03 (6)                   --     Investment and mortgage backed securities
                                     held to maturity - market value
9-03 (7)               86,366     Loans
9-03 (7)(2)               570     Allowance for losses
9-03 (11)             121,542     Total assets
9-03 (12)             102,547     Deposits
9-03 (13)                  --     Short-term borrowings
9-03 (15)               1,518     Other liabilities
9-03 (16)               5,000     Long-term debt
9-03 (19)                  --     Preferred stock - mandatory redemption
9-03 (20)                  --     Preferred stock - no mandatory redemption
9-03 (21)                   7     Common stocks
9-03 (22)              12,470     Other stockholders' equity
9-03 (23)             121,542     Total liabilities and stockholders' equity
9-04 (1)                6,978     Interest and fees on loans
9-04 (2)                1,183     Interest and dividends on investments
9-04 (4)                  316     Other interest income
9-04 (5)                8,477     Total interest income
9-04 (6)                3,486     Interest on deposits
9-04 (9)                3,669     Total interest expense
9-04 (10)               4,808     Net interest income
9-04 (11)                  15     Provision for loan losses
9-04 (13)(h)               --     Investment securities gains/(losses)
9-04 (14)               5,235     Other expenses
9-04 (15)                 271     Income/loss before income tax
9-04 (17)                 271     Income/loss before extraordinary items
9-04 (18)                  --     Extraordinary items, less tax
9-04 (19)                  --     Cumulative change in accounting principles
9-04 (20)                 271     Net income or loss
9-04 (21)                  --     Earnings per share - primary
9-04 (21)                  --     Earnings per share - fully diluted
I.B. 5                   4.44     Net yield - interest earning assets - actual
III.C.1. (a)               70     Loans on non-accrual
III.C.1. (b)               --     Accruing loans past due 90 days or more
III.C.2. (c)              312     Troubled debt restructuring
III.C.2                   941     Potential problem loans
IV.A.1                    674     Allowance for loan loss - beginning of
                                     period
IV.A.2                    128     Total chargeoffs
IV.A.3                      9     Total recoveries
IV.A.4                    570     Allowance for loan loss - end of period
IV.B.1                    570     Loan loss allowance allocated to domestic
                                     loans
IV.B.2                     --     Loan loss allowance allocated to foreign
                                     loans
IV.B.3                     --     Loan loss allowance - unallocated