Form 10QSB
period 2000-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2000-05-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934

For the quarterly period ended March 31, 2000

        Transition report under Section 13 or 15(d) of the Exchange Act
---
        For the transition period from                to
                                       -------------     -------------

                      Commission file number    0-26003

                         ALASKA PACIFIC BANCSHARES, INC.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)


            Alaska                                        92-0167101
-------------------------------                      ------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

                  2094 Jordan Avenue, Juneau, Alaska  99801
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

        X   Yes         No
       ---          ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 655,415   shares outstanding on March 31, 2000
 -------
Transitional Small Business Disclosure Format (check one):

            Yes      X  No
       ---          ---

              Alaska Pacific Bancshares, Inc. and Subsidiary
                              Juneau, Alaska

                                   INDEX


PART I.                                                             Page(s)

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets (Unaudited) as of March 31, 2000 and
 December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .      1
Consolidated Statements of Income (Unaudited) for the three months
 ended March 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . .      2
Consolidated Statements of Cash Flows (Unaudited) for the three months
 ended March 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . .      3
Notes to (Unaudited) Consolidated Financial Statements. . . . . . . .      4

Item 2.

Management's Discussion and Analysis of  Financial Condition and Results of
Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .     10

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . .     10

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .     10

Item 4. Submission of Matters to a Vote of Security Holders. . . . . .     10

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .     10

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

                    ITEM 1.  Financial Statements

              Alaska Pacific Bancshares, Inc. and Subsidiary
                   Consolidated Balance Sheets (Unaudited)

                                                March 31,        December 31,
(dollars in thousands)                            2000               1999
------------------------------------------------------------------------------
Assets
Cash and due from banks                         $  3,749           $  4,343
Interest-earning deposits in banks                 1,528              3,442
------------------------------------------------------------------------------
  Total cash and cash equivalents                  5,277              7,785
Investment securities available for sale,
 at fair value (amortized cost: March 31,
 2000 - $18,050; December 31, 1999 - $20,543)     17,253             19,849
Federal Home Loan Bank stock                       1,383              1,361
Loans held for sale                                  643              1,359
Loans                                             89,971             86,366
  Less allowance for loan losses                     551                570
------------------------------------------------------------------------------
    Loans, net                                    89,420             85,796
Accrued interest receivable                          655                631
Premises and equipment                             3,618              3,689
Repossessed assets                                   337                145
Other assets                                         999                927
------------------------------------------------------------------------------
Total Assets                                    $119,585           $121,542
==============================================================================

Liabilities and Equity Capital
Deposits:
  Noninterest-bearing demand                    $  5,325           $  6,210
  Interest-bearing demand                         24,961             26,704
  Money market                                    15,406             16,552
  Savings                                         18,094             18,427
  Certificates of deposit                         34,495             34,654
------------------------------------------------------------------------------
    Total deposits                                98,281            102,547
Federal Home Loan Bank advances                    6,300              5,000
Advances from borrowers for taxes and
 insurance                                         1,454                821
Accounts payable and accrued expenses                276                207
Accrued interest payable                             559                367
Other liabilities                                    344                123
------------------------------------------------------------------------------
  Total liabilities                              107,214            109,065
Shareholders' Equity:
  Common stock ($0.01 par value; 20,000,000
   shares authorized; 655,415 shares issued
   and outstanding, including 47,180
   unearned shares held by ESOP)                       7                  7
  Additional paid-in capital                       5,850              5,850
  Unearned ESOP shares                              (472)              (472)
  Retained earnings                                7,783              7,786
  Accumulated other comprehensive loss              (797)              (694)
------------------------------------------------------------------------------
   Total shareholders' equity                     12,371             12,477
------------------------------------------------------------------------------
Total Liabilities and Equity Capital            $119,585           $121,542
==============================================================================


See notes to consolidated interim financial statements.

               Alaska Pacific Bancshares, Inc. and Subsidiary
                Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                             ---------------------------------
(dollars in thousands, except per share)           2000              1999
------------------------------------------------------------------------------
Interest Income
  Loans                                       $   1,890          $   1,635
  Investment securities                             338                249
  Interest-bearing deposits with banks               25                104
------------------------------------------------------------------------------
   Total interest income                          2,253              1,988
Interest Expense
  Deposits                                          872                863
  Federal Home Loan Bank advances                    94                  4
------------------------------------------------------------------------------
   Total interest expense                           966                867
------------------------------------------------------------------------------
  Net Interest Income                             1,287              1,121
Provision for loan losses                            15                 15
------------------------------------------------------------------------------
  Net interest income after provision
   for loan losses                                1,272              1,106
Noninterest Income
  Mortgage servicing income                          44                 52
  Service charges on deposit accounts                86                 76
  Other service charges and fees                     27                 27
  Gain on sale of mortgage loans                     26                  6
------------------------------------------------------------------------------
   Total noninterest income                         183                161
Noninterest Expense
  Compensation and benefits                         735                641
  Occupancy and equipment                           319                260
  Data processing                                    93                 82
  Professional and consulting fees                   67                 34
  Marketing and public relations                     45                 32
  Other                                             166                165
------------------------------------------------------------------------------
   Total noninterest expense                      1,425              1,214
------------------------------------------------------------------------------
    Income  before income tax                        30                 53
Income tax                                            -                  -
------------------------------------------------------------------------------
  Net Income                                  $      30          $      53
==============================================================================

Earnings per share:
  Basic                                       $    0.05                  -
  Diluted                                          0.05                  -
==============================================================================

See notes to consolidated interim financial statements.

              Alaska Pacific Bancshares, Inc. and Subsidiary
              Consolidated Statements of Cash Flows (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                             ---------------------------------
(in thousands)                                     2000              1999
------------------------------------------------------------------------------
Operating Activities
Net income                                    $      30          $      53
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Provision for loan losses                         15                 15
   Gain on sale of foreclosed properties              -                 (9)
   Depreciation and amortization                    109                 89
   Federal Home Loan Bank stock dividends           (22)               (24)
   Amortization of fees, discounts, and
    premiums, net                                    (6)                (2)
   Cash provided by changes in operating
    assets and liabilities:
      Accrued interest receivable                   (24)               (42)
      Loans held for sale                           716                (40)
      Other assets                                  (72)               (87)
      Advances from borrowers for taxes
       and insurance                                633                622
      Accrued interest payable                      192                141
      Accounts payable and accrued expenses          69                 86
      Other liabilities                             221                193
------------------------------------------------------------------------------
        Net cash provided by operating
         activities                               1,861                995
Investing Activities
  Purchase of investment securities
   available for sale                                 -             (3,000)
  Maturities and principal repayments of
   investment securities available for sale       2,490              3,821
  Loan originations, net of principal
   repayments                                    (3,822)            (4,855)
  Proceeds from sale of foreclosed properties         -                165
  Purchase of premises and equipment                (38)              (322)
------------------------------------------------------------------------------
    Net cash used in investing activities        (1,370)            (4,191)
Financing Activities
  Net increase in Federal Home Loan Bank
   advances                                       1,300              2,100
  Net decrease in demand and savings deposits    (4,107)            (1,459)
  Net decrease in certificates of deposit          (159)              (757)
  Cash dividends paid                               (33)                 -
------------------------------------------------------------------------------
    Net cash used in financing activities        (2,999)              (116)
------------------------------------------------------------------------------
Decrease in cash and cash equivalents            (2,508)            (3,312)
Cash and cash equivalents at beginning
 of period                                        7,785             14,584
------------------------------------------------------------------------------
Cash and cash equivalents at end of period    $   5,277          $  11,272
==============================================================================

Supplemental information:
  Cash paid for interest                      $    774           $   3,890
  Loan repossessions                               192                   -
  Net change in unrealized loss on
   securities available for sale                  (103)                  8


See notes to consolidated interim financial statements.

                       Alaska Pacific Bancshares, Inc.
            Notes to Consolidated Interim Financial Statements
                                 (Unaudited)

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

Note 2 - Basis of Presentation

While the accompanying financial statements of the Company are presented on a consolidated basis with those of Alaska Pacific Bank, the Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations prior to July 1, 1999. Therefore, the consolidated statements of income and cash flows for the three months ended March 31, 1999, presented herein, include only the accounts and operations of Alaska Pacific Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 3 - Capital Compliance

At March 31, 2000, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at March 31, 2000:

(dollars in thousands)
------------------------------------------------------------------------------
Tangible Capital:
  Actual                                       $11,984           10.04%

  Required                                       1,791            1.50
------------------------------------------------------------------------------
  Excess                                       $10,193            8.54%
==============================================================================

Core Capital:
  Actual                                       $11,984           10.04%
  Required                                       3,582            3.00
------------------------------------------------------------------------------
  Excess                                       $ 8,402            7.04%
==============================================================================

Total Risk-Based Capital:
  Actual                                       $12,535           16.78%
  Required                                       5,976            8.00
------------------------------------------------------------------------------
  Excess                                       $ 6,559            8.78%


Note 4   Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unallocated and not yet committed to be released Employee Stock Ownership Plan shares ("unearned ESOP shares"). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of any potential common stock determined by the treasury stock method. The Company currently has no such potential shares.

                                          Three Months Ended March 31, 2000
                                        --------------------------------------
                                           Net       Average      Earnings
                                         Income      Shares       Per Share
------------------------------------------------------------------------------
Net income/average shares outstanding   $30,000      655,415
Unearned ESOP shares                         -        47,180
------------------------------------------------------------------------------
  Basic EPS                              30,000      608,235        $0.05

Incremental shares under stock plans         -            -
------------------------------------------------------------------------------
  Diluted EPS                           $30,000      608,235        $0.05
==============================================================================

Because the Company had no shares outstanding prior to July 1, 1999, earnings per share is not presented for the three months ended March 31, 1999.

Note 5   Comprehensive Income

The Company's only item of comprehensive income other than net income is net unrealized gains or losses on securities available for sale. Following is a summary of accumulated other comprehensive income:

                                                               Year Ended
                          Three Months Ended March 31,        December 31,
(in thousands)              2000             1999                1999
------------------------------------------------------------------------------

Balance at beginning
 of period                $(694)           $  (298)            $  (298)
 Change in net
 unrealized gains and
 losses on securities
 available for sale        (103)                 8                (396)
------------------------------------------------------------------------------
Balance at end of period  $(797)           $  (290)           $   (694)
==============================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

     Total assets of the Company were $119.6 million at March 31, 2000 compared to $121.5 million at December 31, 1999. The $1.9 million decrease was the net result of maturing short-term investments and reductions in liquid assets used to fund an increase in loans and a reduction in deposits.

     Cash and cash equivalents were $5.3 million at March 31, 2000, compared to $7.8 million at December 31, 1999. Investment securities available for sale were $17.3 million at March 31, 2000, compared to $19.8 million at December 31, 1999. These decreases primarily reflect the decrease in liquidity resulting from increased loans and decreased deposits.

     Loans, net, were $89.4 million at March 31, 2000 compared to $85.8 million at December 31, 1999, a 4.2% increase. This increase resulted primarily from increased originations of both mortgage and nonmortgage loans.

     Deposits were $98.3 million at March 31, 2000 compared to $102.5 million at December 31, 1999, a 4.2% decrease. A moderate decline in deposit levels is considered normal during the first quarter of the year due to seasonal fluctuations in the local economy.

     Advances from the Federal Home Loan Bank of Seattle increased to $6.3 million at March 31, 2000 from $5.0 million at December 31, 1999 to partially fund loan demand and decreased deposits.

     Total shareholders' equity was $12.4 million at March 31, 2000, compared with $12.5 million at December 31, 1999. The net change was the result of net income of $30,000, cash dividends of $33,000 and an increase in unrealized losses on securities of $103,000.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

     Net Income. Net income for the first quarter of 2000 was $30,000 compared to $53,000 for the first quarter of 1999, a decrease of $23,000. While net income remained near the breakeven level, the comparison is characterized by increased net interest income and noninterest income offset by increased noninterest expense. The changes reflect management's strategy, concurrent with raising equity capital during 1999, of increasing the Bank's investment in people and technology to facilitate long-term growth in assets and revenues.

     Net Interest Income. Net interest income increased $166,000, or 14.8%, to $1.3 million for the first quarter of 2000, compared with $1.1 million for the same period in 1999. The increase is primarily due to a 17.6% increase in average loans outstanding to $87.9 million for the first quarter of 2000 from $74.7 million for the first quarter of 1999.

     Provision for Loan Losses. The provision for loan losses was $15,000 for the first quarter of both 2000 and 1999. Net chargeoffs were $34,000 in the first quarter of 2000, compared with $1,000 in the first quarter of 1999.

     Noninterest Income. Noninterest income increased 13.7% to $183,000 for the first quarter of 2000 compared with $161,000 for the first quarter of 1999. The increase is due primarily to gains on sale of mortgage loans, which increased by $20,000, and service charges on deposit accounts, which increased $10,000.

     Noninterest Expense.   Noninterest expense for the first quarter of 2000
increased $210,000, or 17.3%, to $1.4 million, compared with $1.2 million for the first quarter of 1999. Compensation and benefits increased $94,000, or 14.7%, and occupancy and equipment expense increased $59,000, or 22.7%.

     In addition to opening the new Auke Bay office in Juneau in August 1999, which contributed approximately $52,000 to the total increase in noninterest expense, the increase reflects expenditures for additional lending personnel, new technology and service delivery equipment (including internet banking and bill paying service which commenced in January 2000), and facilities improvement, all intended to enhance growth in assets and revenues over the coming years.

     Management anticipates that the level of noninterest expense will not increase during 2000 to the extent they have during 1999. Thus, while quarter-to-quarter increases have averaged approximately 5.2% during 1999, total noninterest expense increased 0.9% for the first quarter of 2000 compared with the fourth quarter of 1999.

     Income Taxes.   No income tax expense was recognized for each of the
three-month periods ended March 31, 2000 or 1999 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 018.

Nonperforming Assets

     At March 31, 2000, the Bank had one nonperforming loan for $87,000, compared with $70,000 at December 31, 1999. Repossessed assets at March 31, 2000, amounted to $337,000, compared with $145,000 at December 31, 1999. The increase of $192,000 consisted of equipment repossessed on a commercial loan with a guarantee by the Small Business Administration. The recorded value of the repossessed equipment included the estimated amount of the SBA guarantee.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 23.3% and 27.6% at March 31, 2000 and December 31, 1999, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements. At March 31, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company. Further, at March 31, 2000, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

     The Company is not subject to any separate regulatory capital
requirements.   The Bank exceeded all of its regulatory capital requirements at March 31, 2000. See Note 3 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2000.

PART II.                     OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

None

Item 5.   Other Information
          -----------------

None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits
          3.1    Articles of Incorporation of Alaska Pacific Bancshares, Inc.
                 (incorporated by reference to Exhibit 3.1 to the registrant's
                 Registration Statement of Form SB-2 (333-74827))
          3.2    Bylaws of Alaska Pacific Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Registration
                 Statement on Form SB-2 (333-74827))
          10.1   Employment Agreement with Craig E. Dahl
          10.2   Severance Agreement with Roger K. White
          10.3   Severance Agreement with Lisa Corrigan Bell
          10.4   Severance Agreement with Thomas Sullivan
          10.5   Severance Agreement with Cheryl Crawford
          10.6   Severance Agreement with Patrick Wonser
          10.7   Severance Agreement with Sheri Vidic
          10.8   Severance Agreement with Tammi L. Knight
          10.9   Alaska Federal Savings Bank 401(k) Plan (incorporated by
                 reference to Exhibit 10.11 to the registrant's Registration
                 Statement on Form SB-2 (333-74827))
          10.10  Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan
          10.11  Alaska Pacific Bancshares, Inc. Employee Severance
                 Compensation Plan
          13     Annual Report to Stockholders
          21     Subsidiaries of the Registrant
          27     Financial Data Schedule

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alaska Pacific Bancshares, Inc.


Date: May 12, 2000                 /s/Craig E. Dahl
                                   -------------------------------
                                   Craig E. Dahl
                                   President and Chief Executive Officer




Date: May 12, 2000                 /s/Roger K. White
                                   -------------------------------
                                   Roger K. White
                                   Senior Vice President and
                                    Chief Financial Officer