Form 10QSB
period 2000-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2000-08-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934

For the quarterly period ended June 30, 2000

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

       655,415  shares outstanding on June 30, 2000
       -------

Transitional Small Business Disclosure Format (check one):

                         Yes    X       No
                              -----        -----

              Alaska Pacific Bancshares, Inc. and Subsidiary
                              Juneau, Alaska

                                   INDEX

PART I.                                                                Page
-------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets (Unaudited) as of June 30, 2000
  and December 31, 1999. . . . . . . . . . . . . . . . . . . . . . .    1
Consolidated Statements of Income (Unaudited) for the three-
  and six-month periods ended June 30, 2000 and 1999 . . . . . . . .    2
Consolidated Statements of Cash Flows (Unaudited) for the
  six months ended June 30, 2000 and 1999. . . . . . . . . . . . . .    3
Notes to (Unaudited) Consolidated Financial Statements . . . . . . .    4

Item 2.

Management's Discussion and Analysis of  Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . .   7

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   11

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . .   11

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .   11

Item 4. Submission of Matters to a Vote of Security Holders. . . . .   11

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .   12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

ITEM 1.  Financial Statements

               Alaska Pacific Bancshares, Inc. and Subsidiary
                  Consolidated Balance Sheets (Unaudited)

                                                  June 30,       December 31,
(dollars in thousands)                             2000             1999
------------------------------------------------------------------------------
Assets
Cash and due from banks                            $5,026        $   4,343
Interest-earning deposits in banks                  2,155            3,442
------------------------------------------------------------------------------
  Total cash and cash equivalents                   7,181            7,785
Investment securities available for sale, at
  fair value (amortized cost: June 30, 2000 -
  $17,392; December 31, 1999 - $20,543)            16,720           19,849
Federal Home Loan Bank stock                        1,405            1,361
Loans held for sale                                 2,556            1,359
Loans                                              97,741           86,366
  Less allowance for loan losses                      521              570
------------------------------------------------------------------------------
    Loans, net                                     97,220           85,796
Accrued interest receivable                           736              631
Premises and equipment                              3,522            3,689
Repossessed assets                                     27              145
Other assets                                          946              927
------------------------------------------------------------------------------
Total Assets                                     $130,313         $121,542
==============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing demand                     $  6,850         $  6,210
  Interest-bearing demand                          25,327           26,704
  Money market                                     14,693           16,552
  Savings                                          17,452           18,427
  Certificates of deposit                          34,491           34,654
------------------------------------------------------------------------------
    Total deposits                                 98,813          102,547
Federal Home Loan Bank advances                    15,700            5,000
Advances from borrowers for taxes and insurance     2,070              821
Accounts payable and accrued expenses                 312              207
Accrued interest payable                              512              367
Other liabilities                                     362              123
------------------------------------------------------------------------------
  Total liabilities                               117,769          109,065
Shareholders' Equity:
  Common stock ($0.01 par value; 20,000,000
   shares authorized; 655,415 shares issued and
   outstanding, including 47,180 unearned shares
   held by ESOP)                                        7                7
  Additional paid-in capital                        5,850            5,850
  Unearned ESOP shares                               (472)            (472)
  Retained earnings                                 7,831            7,786
  Accumulated other comprehensive loss               (672)            (694)
------------------------------------------------------------------------------
    Total shareholders' equity                     12,544           12,477
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity       $130,313         $121,542
==============================================================================

See notes to consolidated interim financial statements.

              Alaska Pacific Bancshares, Inc. and Subsidiary
               Consolidated Statements of Income (Unaudited)

                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
(dollars in thousands,                ----------------------------------------
except per share)                     2000          1999    2000        1999
------------------------------------------------------------------------------
Interest Income
  Loans                             $2,084         $1,713   $3,974     $3,347
  Investment securities                308            230      646        479
  Interest-bearing deposits with
    banks                               21             80       46        185
------------------------------------------------------------------------------
    Total interest income            2,413          2,023    4,666      4,011
Interest Expense
  Deposits                             872            871    1,744      1,734
  Federal Home Loan Bank advances      178             16      272         20
------------------------------------------------------------------------------
    Total interest expense           1,050            887    2,016      1,754
------------------------------------------------------------------------------
  Net Interest Income                1,363          1,136    2,650      2,257
Provision for loan losses               90              -      105         15
------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses        1,273          1,136    2,545      2,242
Noninterest Income
  Mortgage servicing income             45             50       89        102
  Service charges on deposit
    accounts                           106             83      192        159
  Other service charges and fees        47             46       74         73
  Gain on sale of mortgage loans        14             25       40         31
------------------------------------------------------------------------------
    Total noninterest income           212            204      395        365
Noninterest Expense
  Compensation and benefits            704            659    1,439      1,300
  Occupancy and equipment              323            292      642        577
  Data processing                       94             96      187        178
  Professional and consulting fees      63             31      130         65
  Marketing and public relations        63             34      108         67
  Other                                157            169      323        308
------------------------------------------------------------------------------
    Total noninterest expense        1,404          1,281    2,829      2,495
------------------------------------------------------------------------------
      Income  before income tax         81             59      111        112
Income tax                               -              -        -          -
------------------------------------------------------------------------------
  Net Income                       $    81        $    59  $   111    $   112
==============================================================================
Earnings per share:
  Basic                            $  0.13              -  $  0.18          -
  Diluted                             0.13              -     0.18          -
==============================================================================

See notes to consolidated interim financial statements.

               Alaska Pacific Bancshares, Inc. and Subsidiary
              Consolidated Statements of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        ----------------------
(in thousands)                                            2000     1999
------------------------------------------------------------------------------
Operating Activities
Net income                                              $  111    $  112
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                             105        15
     Gain on sale of foreclosed properties                   -        (9)
     Depreciation and amortization                         219       183
     Federal Home Loan Bank stock dividends                (44)      (48)
     Amortization of fees, discounts, and premiums, net    (24)      (13)
     Cash provided by changes in operating assets
       and liabilities:
        Accrued interest receivable                       (105)       (8)
        Loans held for sale                             (1,197)      462
        Other assets                                       (19)     (308)
        Advances from borrowers for taxes and insurance  1,249     1,014
        Accrued interest payable                           145        47
        Accounts payable and accrued expenses              105         9
        Other liabilities                                  239       332
------------------------------------------------------------------------------
          Net cash provided by operating activities        784     1,788
Investing Activities
  Purchase of investment securities available for sale       -    (3,000)
  Maturities and principal repayments of investment
    securities available for sale                        3,144     5,890
  Loan originations, net of principal repayments       (11,565)  (10,161)
  Proceeds from sale of repossessed assets                 185       165
  Purchase of premises and equipment                       (52)     (452)
------------------------------------------------------------------------------
    Net cash used in investing activities               (8,288)   (7,558)
Financing Activities
  Net increase in Federal Home Loan Bank advances       10,700         -
  Net decrease in demand and savings deposits           (3,571)    4,126
  Net decrease in certificates of deposit                 (163)      742
  Cash dividends paid                                      (66)        -
------------------------------------------------------------------------------
    Net cash provided in financing activities            6,900     4,868
------------------------------------------------------------------------------
Decrease in cash and cash equivalents                     (604)     (902)
Cash and cash equivalents at beginning of period         7,785    14,584
------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $ 7,181   $13,682
==============================================================================
Supplemental information:
  Cash paid for interest                               $ 1,871   $ 1,781
  Loan repossessions                                        67       311
  Net (increase) decrease in unrealized loss on
    securities available for sale                           22      (147)

See notes to consolidated interim financial statements.

                    Alaska Pacific Bancshares, Inc.
            Notes to Consolidated Interim Financial Statements
                              (Unaudited)

Note 1 - Conversion to Stock Ownership

On July 1, 1999, Alaska Federal Savings Bank consummated its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to a Plan of Conversion. Concurrent with the conversion, Alaska Federal changed its name to Alaska Pacific Bank ("Bank"). Alaska Pacific Bancshares, Inc. ("Company") was formed for the purpose of becoming the holding company of the Bank upon its conversion. The Company sold 655,415 shares in a subscription and community offering during June 1999 which, after giving effect to offering expenses of approximately $700,000, resulted in net proceeds of $5,854,000 ($5,330,000 excluding purchases by the Employee Stock Ownership Plan). The Company transferred approximately $4.6 million to the Bank in exchange for all of its stock.

Note 2 - Basis of Presentation

While the accompanying financial statements of the Company are presented on a consolidated basis with those of Alaska Pacific Bank, the Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations prior to July 1, 1999. Therefore, the consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 1999, presented herein, include only the accounts and operations of Alaska Pacific Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2000 and 1999 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 3 - Capital Compliance

At June 30, 2000, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at June 30, 2000:

(dollars in thousands)
------------------------------------------------------------------------------
Tangible Capital:
  Actual                                         $12,561      9.71%
  Required                                         1,940      1.50
------------------------------------------------------------------------------
  Excess                                         $10,621      8.21%
==============================================================================

Core Capital:
  Actual                                         $12,561      9.71%
  Required                                         3,879      3.00
------------------------------------------------------------------------------
  Excess                                         $ 8,682      6.71%
==============================================================================

Total Risk-Based Capital:
  Actual                                         $13,082     16.01%
  Required                                         6,537      8.00
------------------------------------------------------------------------------
  Excess                                         $ 6,559      8.01%
==============================================================================

Note 4 - Earnings Per Share

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

Period Ended
June 30, 2000                 Three Months                Six Months
------------------------------------------------------------------------------
                        Net    Average  Earnings     Net    Average  Earnings
                      Income   Shares   Per Share  Income   Shares   Per Share
------------------------------------------------------------------------------
Net income/average
 shares outstanding  $81,000  655,415             $111,000  655,415
Unearned ESOP shares       -   47,180                    -   47,180
------------------------------------------------------------------------------
   Basic EPS          81,000  608,235     $0.13    111,000  608,235    $0.18

Incremental shares
 under stock plans         -        -                    -        -
------------------------------------------------------------------------------
   Diluted EPS       $81,000  608,235     $0.13   $111,000  608,235    $0.18
==============================================================================

Because the Company had no shares outstanding prior to July 1, 1999, earnings per share is not presented for the three- and six-month periods ended June 30, 1999.

Note 5 - Comprehensive Income

The Company's only item of comprehensive income other than net income is net unrealized gains or losses on securities available for sale. Following is a summary of accumulated other comprehensive income:

                                                                 Year Ended
                                     Six Months Ended June 30,   December 31,
(in thousands)                            2000       1999           1999
------------------------------------------------------------------------------

Balance at beginning of period           $(694)    $  (298)       $  (298)
Change in net unrealized gains
  and losses on securities available
  for sale                                  22        (151)          (396)
------------------------------------------------------------------------------
Balance at end of period                 $(672)    $  (449)       $  (694)
==============================================================================

Note 6 - Executive Compensation Plans

At the Company's Annual Meeting of Stockholders on June 15, 2000, the shareholders approved the 2000 Stock Option Plan, providing for the granting of options on up to 65,542 shares of the Company's stock. The shareholders also approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards.

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

Financial Condition

     Total assets of the Company were $130.3 million at June 30, 2000 compared to $121.5 million at December 31, 1999. The $8.8 million, or 7.2%, increase was primarily the result of increased loans, funded by increased borrowings.

     Investment securities available for sale were $16.7 million at June 30, 2000, compared to $19.8 million at December 31, 1999, primarily reflecting principal reductions.

     Loans, net, were $97.2 million at June 30, 2000 compared to $85.8 million at December 31, 1999, a 13.3% increase. This increase resulted primarily from increased originations of both mortgage and nonmortgage loans.

     Deposits were $98.8 million at June 30, 2000 compared to $102.5 million at December 31, 1999, a 3.6% decrease. The decrease reflects a 4.2% decline in the first quarter of 2000, followed by a 1.0% increase in the second quarter.

     Advances from the Federal Home Loan Bank of Seattle increased to $15.7 million at June 30, 2000 from $5.0 million at December 31, 1999, primarily to fund loan demand.

     Total shareholders' equity was approximately $12.5 million at June 30, 2000 and December 31, 1999. Net income of $111,000 and a $22,000 decrease in unrealized losses on investment securities available for sale were partially offset by cash dividends of $66,000.

Results of Operations

     Net Income. Net income for the second quarter of 2000 was $81,000 compared to $59,000 for the second quarter of 1999, an increase of $22,000. Net income for the first half of 2000 was $111,000 ($0.18 per share), compared with $112,000 for the first half of 1999. The comparison for both periods is characterized by increases in total revenues (net interest income plus noninterest income) offset by higher noninterest expense and higher provisions for loan losses. The changes reflect management's strategy, concurrent with raising equity capital during 1999, of increasing the Bank's investment in human resources and technology to facilitate long-term growth in assets and revenues.

     Net Interest Income. Net interest income for the second quarter increased $227,000, or 20.0%, to $1.4 million in 2000, compared with $1.1 million in 1999. For the first half of 2000, net interest income increased $393,000, or 17.4%, to $2.7 million, compared with $2.3 million in the first half of 1999. The increase is primarily due to an increase in earning assets, particularly loans. Daily average loans outstanding increased $15.1 million (19.0%) for the second quarter of 2000 and $14.1 million (18.3%) for the first half of 2000 compared with the second quarter and first half, respectively, of 1999.

     Also contributing to higher net interest income for the second quarter was the net interest margin on earning assets, which increased to 4.75% in 2000 from 4.38% in 1999. For the first half of the year, the net interest margin increased to 4.71% in 2000 from 4.39% in 1999. The increase was driven by several factors, including an increasing proportion of commercial loans in the loan portfolio.

     Provision for Loan Losses. The provision for loan losses was $90,000 for the second quarter of 2000 compared with zero for the second quarter of 1999. For the first half of the year, the provision was $105,000 in 2000 compared with $15,000 in 1999. Net chargeoffs increased to $120,000 and $154,000 for the second quarter and first half, respectively, of 2000, compared with $18,000 and $19,000 for the second quarter and first half, respectively, of 1999. The unusually high provision in the second quarter was considered by management to be necessary to maintain the allowance for loan losses at a level adequate to absorb potential losses in the loan portfolio.

     Noninterest Income. Noninterest income increased $8,000, or 3.9%, to $212,000 for the second quarter of 2000 compared with $204,000 for the second quarter of 1999. For the first half of the year, noninterest income increased $30,000, or 8.2%, to $395,000 in 2000, compared with $365,000 in 1999. The increases were primarily due to service charges on deposit accounts, which increased $23,000, or 27.7%, for the second quarter and $33,000, or 20.8%, for the first half of 2000, in comparison with the corresponding periods in 1999.

     Noninterest Expense.   Noninterest expense for the second quarter of 2000
increased $123,000, or 9.6%, to $1.4 million, compared with $1.3 million for the second quarter of 1999. For the first half of the year, noninterest expense increased $334,000, or 13.4%., to $2.8 million in 2000 compared with $2.5 million in 1999.

     The Bank's new Auke Bay office in Juneau, which opened in August 1999, contributed approximately $52,000 and $107,000 to the total increase in noninterest expense for the second quarter and first half, respectively, of 2000 compared with the same periods in 1999. In addition, the increases reflect expenditures for additional lending personnel, new technology and service delivery equipment (including internet banking and bill paying service which began in January 2000), and facilities improvement, all intended to enhance growth in assets and revenues over the next few years.

     Management anticipates that the levels of noninterest expense will not increase during 2000 to the extent they did during 1999. Thus, while quarter-to-quarter increases averaged approximately 5.2% during 1999, total noninterest expense increased only 0.9% from the fourth quarter of 1999 to the first quarter of 2000, and then decreased 1.5% from the first quarter to the second quarter of 2000.

     Income Taxes.   No income tax expense was recognized for each of the
three- and six-month periods ended June 30, 2000 or 1999 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2018.

Nonperforming Assets

     At June 30, 2000, the Bank had nonperforming loan totaling $106,000, compared with $70,000 at December 31, 1999.

     Repossessed assets were $27,000 at June 30, 2000 compared with $145,000 at December 31, 1999.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 20.9% and 27.6% at June 30, 2000 and December 31, 1999, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements. At June 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company. Further, at June 30, 2000, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

     The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at June 30, 2000. See Note 3 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2000.

PART II.                         OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

None

Item 3. Defaults Upon Senior Securities
        -------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on June 15, 2000. The results of the vote on the matters presented at the Meeting were as follows:

     1. The following individuals were elected as directors for the terms specified:

                                             Vote For  Vote Withheld
                                             --------  -------------
        Deborah E. Marshall (one-year term)  554,531       28,854
        Roger Grummett (one-year term)       554,431       28,954
        Craig E. Dahl (two-year term)        554,009       28,376
        Hugh N. Grant (two-year term)        554,481       28,904
        D. Eric McDowell (two-year term)     554,481       28,904
        Avrum M. Gross (three-year term)     554,176       28,209
        William J. Schmitz (three-year term) 554,331       28,054

        The above individuals constitute all of the members of the Company's Board of Directors.

     2. The appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by the following vote:

        For  577,763;         Against  1,900;     Abstain  3,722

     3. The Company's Stock Option Plan was approved by the following vote:

        For  373,658;         Against  64,857;    Abstain  10,152

     4. The Company's Management Recognition Plan was approved by the following vote:

        For  341,192;         Against  95,698;    Abstain  11,777

Item 5. Other Information
        -----------------

None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

 (a) Exhibits
     --------

     3.1   Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
     3.2   Bylaws of Alaska Pacific Bancshares, Inc. (1)
    10.1   Employment Agreement with Craig E. Dahl (2)
    10.2   Severance Agreement with Roger K. White (2)
    10.3   Severance Agreement with Lisa Corrigan Bell (2)
    10.4   Severance Agreement with Thomas Sullivan (2)
    10.5   Severance Agreement with Cheryl Crawford (2)
    10.6   Severance Agreement with Patrick Wonser (2)
    10.7   Severance Agreement with Sheri Vidic (2)
    10.8   Severance Agreement with Tammi L. Knight (2)
    10.9   Alaska Federal Savings Bank 401(k) Plan (1)
    10.10  Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
    10.11  Alaska Pacific Bancshares, Inc. Employee Severance Compensation
             Plan (2)
    10.12  Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
    10.13  Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan(3)
    21     Subsidiaries of the Registrant (2)
    27     Financial Data Schedule

 (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

-------------
(1) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827)
(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alaska Pacific Bancshares, Inc.

Date: August 14, 2000              /s/Craig E. Dahl
                                   -------------------------------
                                   Craig E. Dahl
                                   President and Chief Executive Officer

Date: August 14, 2000              /s/Roger K. White
                                   -------------------------------
                                   Roger K. White
                                   Senior Vice President and
                                    Chief Financial Officer

                               Exhibit 27

                         Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Alaska Pacific Bancshares, Inc. for the quarter ended June 30, 2000 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                as of or for the quarter
Item Number       ended June 30, 2000   Item Description
-----------       -------------------   ----------------
           (In thousands except per share)

9-03 (1)                  5,026         Cash and due from Banks
9-03 (2)                  2,155         Interest-bearing deposits
9-03 (3)                      0         Federal funds sold - purchased
                                          securities for resale
9-03 (4)                      0         Trading account assets
9-03 (6)                 16,720         Investment and mortgage backed
                                          securities available for sale
9-03 (6)                      0         Investment and mortgage backed
                                          securities held to maturity -
                                          carrying value
9-03 (6)                      0         Investment and mortgage backed
                                          securities held to maturity - market
                                          value
9-03 (7)                 97,741         Loans
9-03 (7)(2)                 521         Allowance for losses
9-03 (11)               130,313         Total assets
9-03 (12)                98,813         Deposits
9-03 (13)                10,700         Short-term borrowings
9-03 (15)                 3,256         Other liabilities
9-03 (16)                 5,000         Long-term debt
9-03 (19)                     0         Preferred stock - mandatory redemption
9-03 (20)                     0         Preferred stock - no mandatory
                                          redemption
9-03 (21)                     7         Common stocks
9-03 (22)                12,537         Other stockholders' equity
9-03 (23)               130,313         Total liabilities and stockholders'
                                          equity
9-04 (1)                  2,084         Interest and fees on loans
9-04 (2)                    308         Interest and dividends on investments
9-04 (4)                     21         Other interest income
9-04 (5)                  2,413         Total interest income
9-04 (6)                    872         Interest on deposits
9-04 (9)                  1,050         Total interest expense
9-04 (10)                 1,363         Net interest income
9-04 (11)                    90         Provision for loan losses
9-04 (13)(h)                  0         Investment securities gains/(losses)
9-04 (14)                 1,404         Other expenses
9-04 (15)                    81         Income/loss before income tax
9-04 (17)                    81         Income/loss before extraordinary items
9-04 (18)                     0         Extraordinary items, less tax
9-04 (19)                     0         Cumulative change in accounting
                                          principles
9-04 (20)                    81         Net income or loss
9-04 (21)                   0.13        Earnings per share - primary
9-04 (21)                   0.13        Earnings per share - fully diluted
I.B. 5                      4.75%       Net yield - interest earning assets -
                                          actual
III.C.1. (a)                106         Loans on non-accrual
III.C.1. (b)                  0         Accruing loans past due 90 days or
                                          more
III.C.2. (c)                310         Troubled debt restructuring
III.C.2                   1,225         Potential problem loans
IV.A.1                      551         Allowance for loan loss - beginning
                                          of period
IV.A.2                      120         Total chargeoffs
IV.A.3                        0         Total recoveries
IV.A.4                      521         Allowance for loan loss - end of
                                          period
IV.B.1                      521         Loan loss allowance allocated to
                                          domestic loans
IV.B.2                        0         Loan loss allowance allocated to
                                          foreign loans
IV.B.3                        0         Loan loss allowance - unallocated