Form 10QSB
period 2000-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2000-11-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934

For the quarterly period ended September 30, 2000

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

       655,415  shares outstanding on September 30, 2000
       -------

Transitional Small Business Disclosure Format (check one):

                         Yes    X       No
                              -----        -----

              Alaska Pacific Bancshares, Inc. and Subsidiary
                              Juneau, Alaska

                                   INDEX

PART I.                                                                Page
-------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets (Unaudited) as of September 30,
  2000 and December 31, 1999 ..........................................  3
Consolidated Statements of Income (Unaudited) for the three-
  and nine-month periods ended September 30, 2000 and 1999.............  4
Consolidated Statements of Cash Flows (Unaudited) for the
  nine months ended September 30, 2000 and 1999........................  5
Notes to (Unaudited) Consolidated Financial Statements.................  6

Item 2.

Management's Discussion and Analysis of  Financial Condition
  and Results of Operations............................................ 10

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 14

Item 2. Changes in Securities and Use of Proceeds...................... 14

Item 3. Defaults Upon Senior Securities................................ 14

Item 4. Submission of Matters to a Vote of Security Holders............ 14

Item 5. Other Information.............................................. 14

Item 6. Exhibits and Reports on Form 8-K .............................. 14

Signatures............................................................. 16

ITEM 1.  Financial Statements

               Alaska Pacific Bancshares, Inc. and Subsidiary
                  Consolidated Balance Sheets (Unaudited)

                                               September 30,     December 31,
(dollars in thousands)                             2000             1999
------------------------------------------------------------------------------
Assets
Cash and due from banks                         $  4,735         $  4,343
Interest-earning deposits in banks                 2,989            3,442
------------------------------------------------------------------------------
  Total cash and cash equivalents                  7,724            7,785
Investment securities available for sale, at
  fair value (amortized cost: September 30,
  2000 - $16,796; December 31, 1999 - $20,543)    16,295           19,849
Federal Home Loan Bank stock                       1,428            1,361
Loans held for sale                                  853            1,359
Loans                                            101,673           86,366
  Less allowance for loan losses                     543              570
------------------------------------------------------------------------------
     Loans, net                                  101,130           85,796
Accrued interest receivable                          787              631
Premises and equipment                             3,472            3,689
Repossessed assets                                    71              145
Other assets                                         993              927
------------------------------------------------------------------------------
Total Assets                                    $132,753         $121,542
==============================================================================

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing demand                    $  8,613         $  6,210
  Interest-bearing demand                         25,956           26,704
  Money market                                    14,812           16,552
  Savings                                         16,608           18,427
  Certificates of deposit                         36,096           34,654
------------------------------------------------------------------------------
     Total deposits                              102,085          102,547
Federal Home Loan Bank advances                   17,100            5,000
Advances from borrowers for taxes and insurance      318              821
Accounts payable and accrued expenses                284              207
Accrued interest payable                             688              367
Other liabilities                                    178              123
------------------------------------------------------------------------------
  Total liabilities                              120,653          109,065

Shareholders' Equity:
  Common stock ($0.01 par value; 20,000,000
    shares authorized; 655,415 shares issued;
    550,609 shares and 608,235 shares out-
    standing and unrestricted at September 30,
    2000 and December 31, 1999, respectively           7                7
  Additional paid-in capital                       5,782            5,850
  Treasury stock (32,283 shares at September 30,
    2000 and none at December 31, 1999)             (400)               -
  Unvested stock awards                             (247)               -
  Unearned ESOP shares                              (472)            (472)
  Retained earnings                                7,931            7,786
  Accumulated other comprehensive loss              (501)            (694)
------------------------------------------------------------------------------
    Total shareholders' equity                    12,100           12,477
------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity      $132,753         $121,542
==============================================================================

See notes to consolidated interim financial statements

              Alaska Pacific Bancshares, Inc. and Subsidiary
               Consolidated Statements of Income (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                          September 30,       September 30,
(dollars in thousands,                ----------------------------------------
except per share)                     2000          1999    2000        1999
------------------------------------------------------------------------------
Interest Income
  Loans                             $2,258         $1,796  $6,232     $5,143
  Investment securities                303            313     949        792
  Interest-bearing deposits with
    banks                               27             79      73        264
------------------------------------------------------------------------------
     Total interest income           2,588          2,188   7,254      6,199
Interest Expense
  Deposits                             922            858   2,666      2,593
  Federal Home Loan Bank advances      252             63     524         82
------------------------------------------------------------------------------
     Total interest expense          1,174            921   3,190      2,675
------------------------------------------------------------------------------
  Net Interest Income                1,414          1,267   4,064      3,524
Provision for loan losses               45              -     150         15
------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses        1,369          1,267   3,914      3,509
Noninterest Income
  Mortgage servicing income             45             47     134        149
  Service charges on deposit accounts  102             86     294        245
  Other service charges and fees        40             37     114        110
  Gain on sale of mortgage loans        46             11      86         42
------------------------------------------------------------------------------
     Total noninterest income          233            181     628        546
Noninterest Expense
  Compensation and benefits            752            697   2,191      1,997
  Occupancy and equipment              321            303     963        880
  Data processing charges              102             90     289        268
  Professional and consulting fees      60             36     190        101
  Marketing and public relations        66             55     174        122
  Other                                168            147     491        455
------------------------------------------------------------------------------
     Total noninterest expense       1,469          1,328   4,298      3,823
------------------------------------------------------------------------------
       Income  before income tax       133            120     244        232
Income tax                               -              -       -          -
------------------------------------------------------------------------------
  Net Income                        $  133         $  120  $  244     $  232
==============================================================================
Earnings per share:
  Basic                             $ 0.23         $ 0.20  $ 0.41          -
  Diluted                             0.23           0.20    0.41          -
==============================================================================

See notes to consolidated interim financial statements.

               Alaska Pacific Bancshares, Inc. and Subsidiary
              Consolidated Statements of Cash Flows (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        ----------------------
(in thousands)                                            2000       1999
------------------------------------------------------------------------------
Operating Activities
Net income                                              $    244   $   232
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                150        15
    Depreciation and amortization                            329       279
    Federal Home Loan Bank stock dividends                   (67)      (71)
    Amortization of fees, discounts, and premiums, net       (38)      (31)
    Stock award plan expense                                   9         -
    Cash provided by changes in operating assets
    and liabilities:
      Accrued interest receivable                           (156)      (68)
      Loans held for sale                                    506       534
      Other assets                                           (66)     (194)
      Advances from borrowers for taxes and insurance       (503)     (686)
      Accrued interest payable                               321       202
      Accounts payable and accrued expenses                   77       (52)
      Other liabilities                                       55       200
------------------------------------------------------------------------------
         Net cash provided by operating activities           861       360
Investing Activities
  Purchase of investment securities available for sale         -   (12,750)
  Maturities and principal repayments of investment
    securities available for sale                          3,736     6,702
  Loan originations, net of principal repayments         (15,506)  (13,525)
  Proceeds from sale of repossessed assets                   145       311
  Purchase of premises and equipment                        (112)     (689)
------------------------------------------------------------------------------
  Net cash used in investing activities                  (11,737)  (19,951)
Financing Activities
  Proceeds from issuance of common stock                       -     5,330
  Purchase of treasury stock                                (724)        -
  Net increase in Federal Home Loan Bank advances         12,100    10,900
  Net decrease in demand and savings deposits             (1,904)      (62)
  Net decrease in certificates of deposit                  1,442    (1,494)
  Cash dividends paid                                        (99)        -
------------------------------------------------------------------------------
     Net cash provided in financing activities            10,815    14,674
------------------------------------------------------------------------------
Decrease in cash and cash equivalents                        (61)   (4,917)
Cash and cash equivalents at beginning of period           7,785    14,584
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 7,724   $ 9,667
==============================================================================
Supplemental information:
  Cash paid for interest                                 $   853   $ 2,555
  Loan repossessions                                          71         -
  Net (increase) decrease in unrealized loss on
    securities available for sale                            193      (225)
  Issuance of unvested stock awards from treasury stock      324         -

See notes to consolidated interim financial statements.

                       Alaska Pacific Bancshares, Inc.
             Notes to Consolidated Interim Financial Statements
                                (Unaudited)

Note 1 - Conversion to Stock Ownership

On July 1, 1999, Alaska Federal Savings Bank consummated its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to a Plan of Conversion. Concurrent with the conversion, Alaska Federal changed its name to Alaska Pacific Bank (the "Bank"). Alaska Pacific Bancshares, Inc. (the "Company") was formed for the purpose of becoming the holding company of the Bank upon its conversion. The Company sold 655,415 shares in a subscription and community offering during June 1999 which, after giving effect to offering expenses of approximately $700,000, resulted in net proceeds of $5,854,000 ($5,330,000 excluding purchases by the Employee Stock Ownership Plan). The Company transferred approximately $4.6 million to the Bank in exchange for all of its stock.

Note 2 - Basis of Presentation

While the accompanying financial statements of the Company are presented on a consolidated basis with those of Alaska Pacific Bank, the Company did not yet own any shares of the Bank and had no assets, liabilities, equity or operations prior to July 1, 1999. Therefore, the consolidated statements of income and cash flows for the nine-month period ended September 30, 1999, presented herein, include only the accounts and operations of Alaska Pacific Bank for the first six months of the period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2000 and 1999, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 3 - Capital Compliance

At September 30, 2000, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at September 30, 2000:

(dollars in thousands)
------------------------------------------------------------------------------
Tangible Capital:
  Actual                                    $12,510    9.58%
  Required                                    1,958    1.50
------------------------------------------------------------------------------
  Excess                                    $10,552    8.08%
==============================================================================

Core Capital:
  Actual                                    $12,510    9.58%
  Required                                    3,916    3.00
------------------------------------------------------------------------------
  Excess                                    $ 8,594    6.58%
==============================================================================

Total Risk-Based Capital:
  Actual                                    $13,053   15.56%
  Required                                    6,710    8.00
------------------------------------------------------------------------------
  Excess                                    $ 6,343    7.56%
==============================================================================

Note 4   Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock, unvested stock awards under the Management Recognition Plan ("unvested stock awards"), and unallocated and not yet committed to be released Employee Stock Ownership Plan shares ("unearned ESOP shares"). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.

Period Ended
September 30, 2000            Three Months               Nine Months
------------------------------------------------------------------------------
                        Net    Average  Earnings     Net    Average  Earnings
                      Income   Shares   Per Share  Income   Shares   Per Share
------------------------------------------------------------------------------
Net income/average
 shares outstanding  $133,000  655,415            $244,000  655,415
Treasury stock                  (8,189)                      (7,174)
Unvested stock awards          (21,522)                      (5,777)
Unearned ESOP shares           (47,180)                     (47,180)
------------------------------------------------------------------------------
   Basic EPS          133,000  569,381   $0.23     244,000  595,284   $0.41

Incremental shares under
 stock plans:
  Stock awards                   1,406                           31
  Stock options                  3,545                          236
------------------------------------------------------------------------------
   Diluted EPS       $133,000  574,332   $0.23    $244,000  595,551   $0.41
==============================================================================



Three Months Ended      Net    Average  Earnings
September 30, 1999    Income   Shares   Per Share
-------------------------------------------------
Net income/average
 shares outstanding  $120,000  655,415
Unearned ESOP shares           (47,180)
-------------------------------------------------
  Basic EPS           120,000  608,235    $0.20
Incremental shares
 under stock plans                   -
-------------------------------------------------
    Diluted EPS      $120,000  608,235    $0.20
=================================================

Because the Company had no shares outstanding prior to July 1, 1999, earnings per share is not presented for the nine-month period ended September 30, 1999.

Note 5   Comprehensive Income

The Company's only item of comprehensive income other than net income is net unrealized gains or losses on securities available for sale. Following is a summary of accumulated other comprehensive income:

                                     Nine Months Ended    Year Ended
                                        September 30,     December 31,
(in thousands)                       2000         1999       1999
------------------------------------------------------------------------------
Balance at beginning of period      $(694)     $  (298)   $  (298)
Change in net unrealized gains and
  losses on securities available
  for sale                            193         (225)      (396)
------------------------------------------------------------------------------
Balance at end of period            $(501)     $  (523)     $(694)
==============================================================================

Note 6   Stock Compensation Plans

At the Company's Annual Meeting of Stockholders on June 15, 2000, the shareholders approved the 2000 Stock Option Plan, providing for the granting of options to directors and officers on up to 65,542 shares of the Company's stock. Options on 65,542 shares were granted on July 20, 2000, with an exercise price equal to the market price of the stock at the date of grant, or $9.75. The options vest over a five-year period and any unexercised options expire after ten years.

The shareholders also approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards. On July 20, 2000, 26,217 shares, with a total cost of $256,000, were granted. The shares vest over a five-year period. The consolidated statements of income for the three- and nine-month periods ended September 30, 2000, each reflect $9,000 of compensation expense for the plan.

Note 7   Agreement to Open New Offices

On August 29, 2000, the Company entered into an agreement with KeyBank for the Bank to open offices in Hoonah and Yakutat, Alaska, concurrent with KeyBank closing its offices in the two communities. Regulatory approval was received on October 23, 2000, and the new offices are anticipated to open in December 2000.

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

Financial Condition

     Total assets of the Company were $132.8 million at September 30, 2000 compared to $121.5 million at December 31, 1999. The increase of $11.2 million, or 9.2%, was primarily the result of increased loans funded by increased borrowings.

     Investment securities available for sale decreased $3.5 million to $16.3 million at September 30, 2000, compared to $19.8 million at December 31, 1999, primarily reflecting principal reductions.

     Loans, net, were $101.1 million at September 30, 2000 compared to $85.8 million at December 31, 1999, an increase of $15.3 million, or 17.9%. This increase resulted primarily from increased originations of both mortgage and nonmortgage loans.

     Deposits were $102.1 million at September 30, 2000 compared to $102.5 million at December 31, 1999, a 0.5% decrease.

     Advances from the Federal Home Loan Bank of Seattle increased $12.1 million to $17.1 million at September 30, 2000 from $5.0 million at December 31, 1999, primarily to fund loan demand.

     Total shareholders' equity was approximately $12.1 million at September 30, 2000 compared with $12.5 million at December 31, 1999. The decrease was primarily due to the Company repurchasing 58,500 shares of its stock during the quarter.

Results of Operations

     Net Income. Net income for the third quarter of 2000 was $133,000 ($.23 per share) compared to $120,000 ($.20 per share) for the third quarter of 1999, an increase of $12,000. Net income for the first nine months of 2000 was $244,000 ($0.41 per share), compared with $232,000 for the first nine months of 1999. The comparison for both periods is characterized by increases in total revenues (net interest income plus noninterest income) offset by higher noninterest expense and higher provisions for loan losses. The changes reflect management's strategy, beginning in 1999, of increasing the Bank's investment in human resources and technology to facilitate long-term growth in assets and revenues.

     Net Interest Income. Net interest income for the third quarter increased $147,000, or 11.6%, to $1.41 million in 2000, compared with $1.27 million in 1999. For the first nine months of 2000, net interest income increased $540,000, or 15.3%, to $4.06 million, compared with $3.52 million in 1999.
The increase is primarily due to an increase in earning assets, particularly loans. Daily average loans outstanding increased $17.2 million (20.4%) for the third quarter of 2000 and $15.1 million (19.0%) for the first nine months of 2000 compared with the same periods in 1999.

     Also contributing to higher net interest income for the third quarter was the net interest margin on earning assets, which increased to 4.66% in 2000 from 4.54% in 1999. For the first nine months of the year, the net interest margin increased to 4.69% in 2000 from 4.44% in 1999. The increase was driven by several factors, including an increasing proportion of commercial loans in the loan portfolio.

     Provision for Loan Losses. The provision for loan losses was $45,000 for the third quarter of 2000 compared with none for the third quarter of 1999. For the first nine months of 2000, the provision was $150,000 compared with $15,000 for the same period in 1999. Net chargeoffs increased to $23,000 and $177,000 for the third quarter and first nine months, respectively, of 2000, compared with $18,000 and $37,000 for the same periods in 1999. The higher provisions were considered by management to be necessary to maintain the allowance for loan losses at a level adequate to absorb potential losses in the loan portfolio.

     Noninterest Income. Noninterest income increased $52,000, or 28.7%, to $233,000 for the third quarter of 2000 compared with $181,000 for the third quarter of 1999. For the first nine months of the year, noninterest income increased $82,000, or 15.0%, to $628,000 in 2000, compared with $546,000 in
1999. The increases were primarily due to gains on sale of mortgage loans and service charges on deposit accounts.

     Gains on sale of mortgage loans increased $35,000 for the third quarter and $44,000, for the first nine months of 2000, in comparison with the corresponding periods in 1999. Service charges on deposit accounts increased $16,000, or 18.6%, for the third quarter and $49,000, or 20.0%, for the first nine months of 2000, in comparison with the corresponding periods in 1999.

     Noninterest Expense.   Noninterest expense for the third quarter of 2000
increased $141,000, or 10.6%, to $1.47 million, compared with $1.33 million for the same quarter in 1999. For the first nine months of the year, noninterest expense increased $475,000, or 12.4%, to $4.30 million in 2000 compared with $3.82 million in 1999.

     The Bank's new Auke Bay office in Juneau, which opened in August 1999, contributed approximately $130,000 to the total increase in noninterest expense for the first nine months of 2000 compared with 1999. In addition, the increases for both periods reflect expenditures for additional lending personnel, new technology and service delivery equipment (including internet banking and bill paying service which began in January 2000), and facilities improvement, all intended to enhance growth in assets and revenues over the next few years.

     Income Taxes.   No income tax expense was recognized for each of the
three- and nine-month periods ended September 30, 2000 or 1999 due to net operating loss carryforwards, which expire in various years beginning in 2002 and through 2018.

Nonperforming Assets

     At September 30, 2000, the Bank had nonperforming loans totaling $286,000, compared with $70,000 at December 31, 1999. The balances at both dates consisted of real estate loans. The largest of these loans at September 30, 2000, was a commercial land loan for $164,000 which is well collateralized such that no loss is anticipated.

     Repossessed assets were $71,000 at September 30, 2000 compared with $145,000 at December 31, 1999.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets, which are cash and eligible investments, equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual liquidity ratios were 20.4% and 27.6% at September 30, 2000 and December 31, 1999, respectively. The Bank has consistently maintained liquidity levels in excess of regulatory requirements. At September 30, 2000, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company. Further, at September 30, 2000, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

     The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at September 30, 2000. See Note 3 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2000.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, as amended, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Corporation intends to adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

PART II.                         OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
None

Item 3. Defaults Upon Senior Securities
        -------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
None

Item 5. Other Information
        -----------------
None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
     (a) Exhibits
        3.1   Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
        3.2   Bylaws of Alaska Pacific Bancshares, Inc. (1)
        10.1  Employment Agreement with Craig E. Dahl (2)
        10.2  Severance Agreement with Roger K. White (2)
        10.3  Severance Agreement with Lisa Corrigan Bell (2)
        10.4  Severance Agreement with Thomas Sullivan (2)
        10.5  Severance Agreement with Cheryl Crawford (2)
        10.6  Severance Agreement with Patrick Wonser (2)
        10.7  Severance Agreement with Sheri Vidic (2)
        10.8  Severance Agreement with Tammi L. Knight (2)
        10.9  Alaska Federal Savings Bank 401(k) Plan (1)
        10.10 Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan
                (2)
        10.11 Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (2)
        10.12 Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
        10.13 Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan
                (3)
        21    Subsidiaries of the Registrant (2)
        27    Financial Data Schedule
-------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827)
(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

     (b) During the quarter ended September 30, 2000, one report on Form 8-K was filed, on September 1, 2000, to announce that the Company's wholly owned subsidiary, Alaska Pacific Bank, would begin offering full service banking in December 2000 in Hoonah and Yakutat, Alaska, pursuant to an agreement with KeyBank to close its offices in those communities.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Alaska Pacific Bancshares, Inc.

Date: November 14, 2000            /s/Craig E. Dahl
                                   -------------------------------
                                   Craig E. Dahl
                                   President and Chief Executive Officer

Date: November 14, 2000            /s/Roger K. White
                                   -------------------------------
                                   Roger K. White
                                   Senior Vice President and
                                    Chief Financial Officer

                               Exhibit 27

                         Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Alaska Pacific Bancshares, Inc. for the quarter ended Sepptember 30, 2000 and is qualified in its entirety by reference to such financial statements.

                   Financial Data
              as of or for the quarter
Item Number   ended September 30, 2000  Item Description
-----------     -------------------     ----------------
           (In thousands except per share)

9-03 (1)                 4,735          Cash and due from Banks
9-03 (2)                 2,989          Interest-bearing deposits
9-03 (3)                     0          Federal funds sold - purchased
                                          securities  for resale
9-03 (4)                     0          Trading account assets
9-03 (6)                16,295          Investment and mortgage backed
                                          securities available for sale
9-03 (6)                     0          Investment and mortgage backed
                                          securities  held to
                                          maturity - carrying value
9-03 (6)                     0          Investment and mortgage backed
                                          securities  held to
                                          maturity - market value
9-03 (7)               101,673          Loans
9-03 (7)(2)                543          Allowance for losses
9-03 (11)              132,753          Total assets
9-03 (12)              102,085          Deposits
9-03 (13)               12,100          Short-term borrowings
9-03 (15)                1,468          Other liabilities
9-03 (16)                5,000          Long-term debt
9-03 (19)                    0          Preferred stock - mandatory
                                          redemption
9-03 (20)                    0          Preferred stock - no mandatory
                                          redemption
9-03 (21)                    7          Common stocks
9-03 (22)               12,093          Other stockholders' equity
9-03 (23)              132,753          Total liabilities and stockholders'
equity
9-04 (1)                 2,258          Interest and fees on loans
9-04 (2)                   303          Interest and dividends on investments
9-04 (4)                    27          Other interest income
9-04 (5)                 2,588          Total interest income
9-04 (6)                   922          Interest on deposits
9-04 (9)                 1,174          Total interest expense
9-04 (10)                1,414          Net interest income
9-04 (11)                   45          Provision for loan losses
9-04 (13)(h)                 0          Investment securities gains/(losses)
9-04 (14)                1,469          Other expenses
9-04 (15)                  133          Income/loss before income tax
9-04 (17)                  133          Income/loss before extraordinary items
9-04 (18)                    0          Extraordinary items, less tax
9-04 (19)                    0          Cumulative change in accounting
                                          principles
9-04 (20)                  133          Net income or loss
9-04 (21)                 0.23          Earnings per share - primary
9-04 (21)                 0.23          Earnings per share - fully diluted
I.B. 5                    4.66%         Net yield - interest earning assets -
                                          actual
III.C.1. (a)               286          Loans on non-accrual
III.C.1. (b)                 0          Accruing loans past due 90 days or
                                          more
III.C.2. (c)               308          Troubled debt restructuring
III.C.2                    583          Potential problem loans
IV.A.1                     521          Allowance for loan loss - beginning
                                          of period
IV.A.2                      23          Total chargeoffs
IV.A.3                       0          Total recoveries
IV.A.4                     543          Allowance for loan loss - end of
                                          period
IV.B.1                     543          Loan loss allowance allocated to
                                          domestic loans
IV.B.2                       0          Loan loss allowance allocated to
                                          foreign loans
IV.B.3                       0          Loan loss allowance - unallocated