Form 10QSB
period 2001-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2001-05-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-QSB

(Mark One)

   X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
 ----   Act of 1934

For the quarterly period ended March 31, 2001

       Transition report under Section 13 or 15(d) of the Exchange
 ----   Act For the transition period from           to
                                           ---------    ---------
              Commission file number    0-26003

                     ALASKA PACIFIC BANCSHARES, INC.
  ------------------------------------------------------------------
  (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Alaska                        92-0167101
       -----------------------------       ------------------
      (State or Other Jurisdiction of     (I.R.S. Employer
       Incorporation or Organization)       Identification No.)

               2094 Jordan Avenue, Juneau, Alaska 99801
   ------------------------------------------------------------------
              (Address of Principal Executive Offices)

                            (907) 789-4844
                            ----------------
           (Issuer's Telephone Number, Including Area Code)

                                    NA
     ------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year,
                    If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X     Yes               No
         --------          --------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

          623,132   shares outstanding on March 31, 2001
         ---------

Transitional Small Business Disclosure Format (check one):

                           Yes        X     No
                    ------          ------

             ALASKA PACIFIC BANCSHARES, INC. AND SUBSIDIARY
                         JUNEAU, ALASKA

                             INDEX

PART I.                                                               Page(s)
-------

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets (Unaudited) as of March 31, 2001 and
  December 31, 2000 ....................................................    1
Consolidated Statements of Income (Unaudited) for the three months
  ended March 31, 2001 and 2000 ........................................    2
Consolidated Statements of Cash Flows (Unaudited) for the three
  months ended March 31, 2001 and 2000 .................................    3
Notes to (Unaudited) Consolidated Financial Statements .................    4

Item 2.

Management's Discussion and Analysis of  Financial Condition and
 Results of Operations..................................................    5

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings...............................................    9

Item 2. Changes in Securities and Use of Proceeds.......................    9

Item 3. Defaults Upon Senior Securities.................................    9

Item 4. Submission of Matters to a Vote of Security Holders.............    9

Item 5. Other Information...............................................    9

Item 6. Exhibits and Reports on Form 8-K................................    9

Signatures ............................................................    11

ITEM 1.  Financial Statements

                 ALASKA PACIFIC BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Balance Sheets (Unaudited)

                                                      March 31,    December 31,
(dollars in thousands)                                  2001          2000
-------------------------------------------------------------------------------
ASSETS

Cash and due from banks                               $ 4,475       $ 5,369
Interest-earning deposits in banks                      4,944         1,478
-------------------------------------------------------------------------------
 Total cash and cash equivalents                        9,419         6,847
Investment securities available for sale, at fair
 value (amortized cost: March 31, 2001- $15,715;
 December 31, 2000- $16,399)                           15,699        16,257
Federal Home Loan Bank stock                            1,474         1,451
Loans held for sale                                     1,331           735
Loans                                                 108,880       105,624
  Less allowance for loan losses                          827           788
-------------------------------------------------------------------------------
  Loans, net                                          108,053       104,836
Accrued interest receivable                               767           782
Premises and equipment                                  3,366         3,447
Repossessed assets                                         56           106
Other assets                                            1,057         1,004
-------------------------------------------------------------------------------
TOTAL ASSETS                                         $141,222      $135,465
===============================================================================

LIABILITIES AND EQUITY CAPITAL
Deposits:
  Noninterest-bearing demand                         $  9,818      $  8,195
  Interest-bearing demand                              25,301        27,036
  Money market                                         16,977        16,892
  Savings                                              17,953        18,340
  Certificates of deposit                              43,123        37,526
-------------------------------------------------------------------------------
    Total deposits                                    113,172       107,989
Federal Home Loan Bank advances                        13,000        13,400
Advances from borrowers for taxes and insurance         1,347           846
Accounts payable and accrued expenses                     247           181
Accrued interest payable                                  762           565
Other liabilities                                         189           101
-------------------------------------------------------------------------------
  Total liabilities                                   128,717       123,082
Shareholders' Equity:
  Common stock ($0.01 par value; 20,000,000 shares
    authorized; 655,415 shares issued and 623,132
    shares outstanding)                                     7             7
  Additional paid-in capital                            5,783         5,783
  Treasury stock                                         (400)         (400)
  Unearned ESOP shares                                   (407)         (407)
  Unvested shares in stock award plan                    (221)         (234)
  Retained earnings                                     7,759         7,776
  Accumulated other comprehensive loss                    (16)         (142)
-------------------------------------------------------------------------------
    Total shareholders' equity                         12,505        12,383
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY CAPITAL                 $141,222      $135,465
===============================================================================

See notes to consolidated interim financial statements.

                  ALASKA PACIFIC BANCSHARES, INC. AND SUBSIDIARY
                   Consolidated Statements of Income (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(dollars in thousands, except per share)                    2001        2000
-------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                   $ 2,331     $ 1,890
  Investment securities                                       291         338
  Interest-bearing deposits with banks                         26          25
-------------------------------------------------------------------------------
    Total interest income                                   2,648       2,253

INTEREST EXPENSE
  Deposits                                                  1,007         872
  Federal Home Loan Bank advances                             199          94
-------------------------------------------------------------------------------
    Total interest expense                                  1,206         966
-------------------------------------------------------------------------------
  NET INTEREST INCOME                                       1,442       1,287
  Provision for loan losses                                    45          15
-------------------------------------------------------------------------------
  Net interest income after provision for loan losses       1,397       1,272

NONINTEREST INCOME
  Mortgage servicing income                                    47          44
  Service charges on deposit accounts                          93          86
  Other service charges and fees                               32          27
  Gain on sale of mortgage loans                               65          26
-------------------------------------------------------------------------------
Total noninterest income                                      237         183

NONINTEREST EXPENSE
  Compensation and benefits                                   867         735
  Occupancy and equipment                                     364         319
  Data processing                                              83          93
  Professional and consulting fees                             60          67
  Marketing and public relations                               54          45
  Other                                                       193         166
-------------------------------------------------------------------------------
    Total noninterest expense                               1,621       1,425
-------------------------------------------------------------------------------
      Income  before income tax                                13          30
Income tax                                                      -           -
-------------------------------------------------------------------------------
  NET INCOME                                              $    13     $    30
===============================================================================

Earnings per share:
  Basic                                                   $  0.02     $  0.05
  Diluted                                                    0.02        0.05
===============================================================================

See notes to consolidated interim financial statements.

                ALASKA PACIFIC BANCSHARES, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
(in thousands)                                           2001        2000
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $   13      $   30
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                               45          15
    Depreciation and amortization                          110         109
    Federal Home Loan Bank stock dividends                 (23)        (22)
    Amortization of fees, discounts, and premiums, net      (5)         (6)
    Stock award plan expense                                13           -
    Cash provided by (used in) changes in operating
      assets and liabilities:
        Accrued interest receivable                         15         (24)
        Loans held for sale                               (596)        716
        Other assets                                       (53)        (72)
        Advances from borrowers for taxes and insurance    501         633
        Accrued interest payable                           197         192
        Accounts payable and accrued expenses               66          69
        Other liabilities                                   88         221
-------------------------------------------------------------------------------
         Net cash provided by operating activities         371       1,861

INVESTING ACTIVITIES
  Maturities and principal repayments of investment
    securities available for sale                          683       2,490
  Loan originations, net of principal repayments        (3,256)     (3,822)
  Proceeds from sale of repossessed assets                  50           -
  Purchase of premises and equipment                       (29)        (38)
-------------------------------------------------------------------------------
    Net cash used in investing activities               (2,552)     (1,370)

FINANCING ACTIVITIES
  Net increase (decrease) in Federal Home Loan Bank
   advances                                               (400)      1,300
  Net increase (decrease) in demand and savings deposits  (414)     (4,107)
  Net increase (decrease) in certificates of deposit     5,597        (159)
  Cash dividends paid                                      (30)        (33)
-------------------------------------------------------------------------------
    Net cash used in financing activities                4,753      (2,999)
-------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                    2,572      (2,508)
Cash and cash equivalents at beginning of period         6,847       7,785
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $9,419      $5,277
===============================================================================

Supplemental information:
  Cash paid for interest                                $1,009      $  774
  Loan repossessions                                         -         192
  Net change in unrealized loss on securities
    available for sale                                     126        (103)

See notes to consolidated interim financial statements.

                      ALASKA PACIFIC BANCSHARES, INC.

              Notes to Consolidated Interim Financial Statements
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire year or any other period.

NOTE 2 - CAPITAL COMPLIANCE

At March 31, 2001, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at March 31, 2001:

(dollars in thousands)
-------------------------------------------------------------------------------
Tangible Capital:
    Actual                                      $12,255                  8.81%
    Required                                      1,937                  1.50
-------------------------------------------------------------------------------
    Excess                                      $10,318                  7.31%
===============================================================================

Core Capital:
    Actual                                      $12,255                  8.81%
    Required                                      4,174                  3.00
-------------------------------------------------------------------------------
    Excess                                     $  8,081                  5.31%
===============================================================================

Total Risk-Based Capital:
    Actual                                      $12,987                 14.38%
    Required                                      7,223                  8.00
-------------------------------------------------------------------------------
    Excess                                     $  5,764                  6.38%
===============================================================================

NOTE 3 - EARNINGS PER SHARE

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

                                              Net         Average     Earnings
Three Months Ended March 31, 2001            Income        Shares     Per Share
-------------------------------------------------------------------------------
Net income/average shares issued            $13,000       655,415
Treasury stock                                            (32,283)
Unvested stock awards                                     (23,377)
Unearned ESOP shares                                      (40,749)
-------------------------------------------------------------------------------
   Basic EPS                                 13,000       559,006        $0.02
Incremental shares under stock plans:
    Stock awards                                            3,573
    Stock options                                          10,017
-------------------------------------------------------------------------------
   Diluted EPS                              $13,000       572,596        $0.02
===============================================================================

                                              Net         Average    Earnings
Three Months Ended March 31, 2000            Income       Shares     Per Share
-------------------------------------------------------------------------------
Net income/average shares issued            $30,000       655,415
Unearned ESOP shares                                      (47,180)
-------------------------------------------------------------------------------
   Basic EPS                                 30,000       608,235        $0.05
Incremental shares under stock plans:                          -
-------------------------------------------------------------------------------
   Diluted EPS                              $30,000       608,235        $0.05
===============================================================================

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

         Total assets of the Company were $141.2 million at March 31, 2001 compared to $135.5 million at December 31, 2000. The $5.7 million (4.2%) increase was the result of increased deposits used to fund increases in both loans and liquid assets.

         Cash and cash equivalents were $9.4 million at March 31, 2001, compared to $6.8 million at December 31, 2000. This $2.6 million increase in liquidity is primarily the result of increased deposits.

         Investment securities available for sale were $15.7 million at March 31, 2001, compared to $16.3 million at December 31, 2000, reflecting normal principal reductions in mortgage-backed securities.

         Loans, net, were $108.1 million at March 31, 2001 compared to $104.8 million at December 31, 2000, a $3.2 million, or 3.1%, increase. This increase resulted from originations of both mortgage and nonmortgage loans in excess of principal reductions.

         Deposits were $113.2 million at March 31, 2001 compared to $108.0 million at December 31, 2000, an increase of $5.2 million, or 4.8%. The increase is due primarily to the Bank's two new offices opened in Hoonah and Yakutat, Alaska, in December 2000.

         Advances from the Federal Home Loan Bank of Seattle decreased modestly to $13.0 million at March 31, 2001 from $13.4 million at December 31, 2000, reflecting the repayment of overnight borrowings funded by increased deposits.

         Total shareholders' equity was $12.5 million at March 31, 2001, compared with $12.4 million at December 31, 2000. The net change was primarily the result of net income of $13,000, cash dividends of $30,000, and an decrease in unrealized losses on securities of $142,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

NET INCOME. Net income for the first quarter of 2001 was $13,000 compared to $30,000 for the first quarter of 2000, a decrease of $17,000. While net income remained at a relatively low level, the comparison is characterized by a continuing increase in revenues offset by increased noninterest expense (including costs related to two new banking offices) and an increased provision for loan losses. The changes reflect management's strategy, subsequent to raising equity capital in 1999, of increasing the Bank's investment in facilities, people and technology to facilitate long-term growth in assets and revenues. For purposes of comparison, income might be separated into major components as follows:

                            Three Months Ended March 31,
                            ---------------------------             Increase
(in thousands)               2001                 2000             (Decrease)
-------------------------------------------------------------------------------
Net interest income         $1,442               $1,287                 $155
Noninterest income             237                  183                   54
-------------------------------------------------------------------------------
  Net revenues               1,679                1,470                  209
Noninterest expense          1,621                1,425                  196
-------------------------------------------------------------------------------
Net income before provision
  for loan losses               58                   45                   13
Provision for loan losses       45                   15                   30
-------------------------------------------------------------------------------
  Net income               $    13              $    30                $ (17)
===============================================================================


         NET INTEREST INCOME. Net interest income increased $155,000, or 12.0%, to $1.4 million for the first quarter of 2001, from $1.3 million for the same period in 2000. The increase is primarily due to a 23.1% increase in average loans outstanding to $108.2 million for the first quarter of 2001 from $87.9 million for the first quarter of 2000. The increase was partially offset by a decline in the net interest margin on average earning assets to 4.52% from 4.65%, respectively.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased $30,000 to $45,000 for the first quarter of 2001 from $15,000 for the first quarter of 2000. Net chargeoffs for the same periods were $6,000 and $34,000, respectively. The higher provisions were considered by management to be necessary to maintain the allowance for loan losses at a level adequate to absorb potential losses in the loan portfolio.

         NONINTEREST INCOME. Noninterest income increased 29.5% to $237,000 for the first quarter of 2001 from $183,000 for the first quarter of 2000. While all components of noninterest income increased, the largest increase was in gains on sale of mortgage loans, which increased $39,000 from $26,000 for the first quarter of 2000 to $65,000 for the first quarter of 2001. Excluding such gains, noninterest income increased 9.6% in comparing the same periods, primarily due to growth in deposits, mortgage servicing, and other business activity.

         NONINTEREST EXPENSE. Noninterest expense for the first quarter of 2001 increased $196,000, or 13.8%, to $1.6 million, fom $1.4 million for the first quarter of 2000. Nearly half of the increase was the result of the two new banking offices opened in December 2000, which added approximately $90,000 to noninterest expense for the first quarter of 2001.

         Excluding the new offices, noninterest expense increased $106,000, or 7.4%, in comparing the two periods. The most significant component of this increase was compensation and benefits, which increased $92,000, or 12.5%, primarily due to pay raises and increases in benefit costs.

         INCOME TAXES. No income tax expense was recognized for each of the three-month periods ended March 31, 2001 or 2000 due to net operating loss carryforwards, which expire in various years beginning in 2001 and through 2019.

NONPERFORMING ASSETS

         Nonaccrual loans were $1.1 million at March 31, 2001, compared with $833,000 at December 31, 2000. Included in the total at March 31, 2001, are loans totaling $459,000 to a commercial fishing business secured by two fishing vessels and other equipment and receivables; foreclosure on the vessels is pending a sale by the borrower. Also included are loans totaling $433,000 to a large gift shop in bankruptcy, partially covered by a Small Business Administration guarantee, and secured primarily by inventory. Based on the bankruptcy trustee's estimates, management believes that full recovery may be obtained.

         Repossessed assets were $56,000 at March 31, 2001, compared with $106,000 at December 31, 2000. The reduction is due to a $50,000 sale of a commercial truck at recorded value.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company. Further, at March 31, 2001, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

         The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at March 31, 2001. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2001.

PART II.                                          OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


Item 3.  Defaults Upon Senior Securities
         -------------------------------
None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None


Item 5.  Other Information
         -----------------
None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     3.1     Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
     3.2     Bylaws of Alaska Pacific Bancshares, Inc. (1)
    10.1     Employment Agreement with Craig E. Dahl (2)
    10.2     Severance Agreement with Roger K. White (2)
    10.3     Severance Agreement with Lisa Corrigan Bell (2)
    10.4     Severance Agreement with Thomas Sullivan (2)
    10.5     Severance Agreement with Cheryl Crawford (2)
    10.6     Severance Agreement with Patrick Wonser (2)
    10.7     Severance Agreement with Sheri Vidic (2)
    10.8     Severance Agreement with Tammi L. Knight (2)
    10.9     Alaska Federal Savings Bank 401(k) Plan (1)
    10.10    Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
    10.11    Alaska Pacific Bancshares, Inc. Employee Severance Compensation
              Plan (2)
    10.12    Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
    10.13    Alaska Pacific Bancshares, Inc. 2000 Management Recognition
              Plan (3)
    13       Annual Report to Stockholders
    21       Subsidiaries of the Registrant
-------------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Alaska Pacific Bancshares, Inc.


Date: May 14, 2001                    /s/Craig E. Dahl
                                      ----------------
                                      Craig E. Dahl
                                      President and Chief Executive Officer


Date: May 14, 2001                    /s/Roger K. White
                                      -----------------
                                      Roger K. White
                                      Senior Vice President and
                                       Chief Financial Officer