Form 10QSB
period 2001-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2001-08-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
 -----
Act of 1934

For the quarterly period ended June 30, 2001

         Transition report under Section 13 or 15(d) of the Exchange Act
 -----
         For the transition period from                to
                                        --------------    -----------

                       Commission file number    0-26003

                         ALASKA PACIFIC BANCSHARES, INC.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                       Alaska                               92-0167101
---------------------------------------------         ------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
 or Organization)                                         Identification No.)

                    2094 Jordan Avenue, Juneau, Alaska  99801
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

     X      Yes            No
   -----            -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    623,132   shares outstanding on June 30, 2001
   ---------

Transitional Small Business Disclosure Format (check one):

            Yes       X    No
   -----            -----

                  Alaska Pacific Bancshares, Inc. and Subsidiary
                                 Juneau, Alaska

                                      INDEX

PART I.                                                             Page(s)
-------

FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2001 and
 December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . .      1
Consolidated Statements of Income for the three- and
 six-month periods ended June 30, 2001 and 2000 . . . . . . . . .      2
Consolidated Statements of Cash Flows for the
 six-month period ended June 30, 2001 and 2000  . . . . . . . . .      3
Notes to Consolidated Financial Statements  . . . . . . . . . . .      4

Item 2.

Management's Discussion and Analysis of Financial Condition
 and Results of Operations  . . . . . . . . . . . . . . . . . . .      5

PART II.
--------

OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .      11

Item 2. Changes in Securities and Use of Proceeds . . . . . . . .      11

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . .      11

Item 4. Submission of Matters to a Vote of Security Holders . . .      11

Item 5. Other Information . . . . . . . . . . . . . . . . . . . .      11

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . .      11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

ITEM 1.  Condensed Financial Statements (Unaudited)

                 Alaska Pacific Bancshares, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                               June 30,          December 31,
(dollars in thousands)                           2001                2000
------------------------------------------------------------------------------
Assets
Cash and due from banks                        $  5,900          $  5,369
Interest-earning deposits in banks                5,181             1,478
------------------------------------------------------------------------------
   Total cash and cash equivalents               11,081             6,847
Investment securities available for sale,
 at fair value (amortized cost: June 30, 2001 -
 $14,953; December 31, 2000 - $16,399)           15,001            16,257
Federal Home Loan Bank stock                      1,500             1,451
Loans held for sale                               1,681               735
Loans                                           112,038           105,624
   Less allowance for loan losses                   844               788
------------------------------------------------------------------------------
    Loans, net                                  111,194           104,836
Accrued interest receivable                         756               782
Premises and equipment                            3,362             3,447
Repossessed assets                                  116               106
Other assets                                      1,053             1,004
------------------------------------------------------------------------------
Total Assets                                   $145,744          $135,465
==============================================================================

Liabilities and Equity Capital
Deposits:
   Noninterest-bearing demand                  $ 13,214          $  8,195
   Interest-bearing demand                       25,952            27,036
   Money market                                  16,989            16,892
   Savings                                       18,159            18,340
   Certificates of deposit                       42,848            37,526
------------------------------------------------------------------------------
    Total deposits                              117,162           107,989
Federal Home Loan Bank advances                  13,000            13,400
Advances from borrowers for taxes and insurance   1,988               846
Accounts payable and accrued expenses               116               181
Accrued interest payable                            725               565
Other liabilities                                    99               101
------------------------------------------------------------------------------
    Total liabilities                           133,090           123,082
Shareholders' Equity:
   Common stock ($0.01 par value; 20,000,000
    shares authorized; 655,415 shares issued
    and 623,132 shares outstanding)                   7                 7
   Additional paid-in capital                     5,783             5,783
   Treasury stock                                  (400)             (400)
   Unearned ESOP shares                            (407)             (407)
   Unvested shares in stock award plan             (209)             (234)
   Retained earnings                              7,831             7,776
   Accumulated other comprehensive income (loss)     49              (142)
------------------------------------------------------------------------------
    Total shareholders' equity                   12,654            12,383
------------------------------------------------------------------------------
Total Liabilities and Equity Capital           $145,744          $135,465
==============================================================================

See notes to consolidated interim financial statements.

                Alaska Pacific Bancshares, Inc. and Subsidiary
                        Consolidated Statements of Income

                                          Three Months Ended  Six Months Ended
                                              June 30,             June 30
                                         -------------------------------------
(dollars in thousands, except per share)   2001     2000        2001     2000
------------------------------------------------------------------------------
Interest Income
  Loans                                   $2,351   $2,084      $4,682   $3,974
  Investment securities                      283      308         574      646
  Interest-bearing deposits with banks        41       21          67       46
------------------------------------------------------------------------------
    Total interest income                  2,675    2,413       5,323    4,666
Interest Expense
  Deposits                                   992      872       1,999    1,744
  Federal Home Loan Bank advances            186      178         385      272
-----------------------------------------------------------------------------
    Total interest expense                 1,178    1,050       2,384    2,016
------------------------------------------------------------------------------
  Net Interest Income                      1,497    1,363       2,939    2,650
Provision for loan losses                     45       90          90      105
------------------------------------------------------------------------------
  Net interest income after provision for
   loan losses                             1,452    1,273       2,849    2,545
Noninterest Income
  Mortgage servicing income                   49       45          96       89
  Service charges on deposit accounts        126      106         219      192
  Other service charges and fees              39       47          71       74
  Gain on sale of mortgage loans              74       14         139       40
------------------------------------------------------------------------------
    Total noninterest income                 288      212         525      395
Noninterest Expense
  Compensation and benefits                  827      704       1,694    1,439
  Occupancy and equipment                    372      323         736      642
  Data processing                             84       94         167      187
  Professional and consulting fees            76       63         136      130
  Marketing and public relations              62       63         116      108
  Other                                      218      157         411      323
------------------------------------------------------------------------------
    Total noninterest expense              1,639    1,404       3,260    2,829
------------------------------------------------------------------------------
     Income  before income tax               101       81         114      111
Income tax                                     -        -           -        -
------------------------------------------------------------------------------
  Net Income                              $  101   $   81      $  114   $  111
==============================================================================

Earnings per share:
  Basic                                   $ 0.18   $ 0.13      $ 0.20   $ 0.18
  Diluted                                 $ 0.18   $ 0.13      $ 0.20   $ 0.18
==============================================================================

See notes to consolidated interim financial statements.

                 Alaska Pacific Bancshares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
(in thousands)                                          2001            2000
------------------------------------------------------------------------------
Operating Activities
Net income                                            $   114         $   111
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                               90             105
   Depreciation and amortization                          222             219
   Gain on sale of mortgage loans                        (139)            (40)
   Federal Home Loan Bank stock dividends                 (49)            (44)
   Amortization of fees, discounts, and premiums, net     (12)            (24)
   Stock award plan expense                                25               -
   Changes in operating assets and liabilities:
    Accrued interest receivable                            26            (105)
    Other assets                                          (49)            (19)
    Advances from borrowers for taxes and insurance     1,142           1,249
    Accounts payable and accrued expenses                 (65)            105
    Accrued interest payable                              160             145
    Other liabilities                                      (2)            239
------------------------------------------------------------------------------
     Net cash provided by operating activities          1,463           1,941
Investing Activities
  Maturities and principal repayments of investment
   securities available for sale                        1,449           3,144
  Loan originations, net of principal repayments      (16,615)        (16,414)
  Sale of mortgage loans                                9,310           3,692
  Sale of repossessed assets                               50             185
  Purchase of premises and equipment                     (137)            (52)
------------------------------------------------------------------------------
   Net cash used in investing activities               (5,943)         (9,445)
Financing Activities
  Net increase (decrease) in Federal Home Loan Bank
   advances                                              (400)         10,700
  Net increase (decrease) in demand and savings
   deposits                                             3,851          (3,571)
  Net increase (decrease) in certificates of deposit    5,322            (163)
  Cash dividends paid                                     (59)            (66)
------------------------------------------------------------------------------
   Net cash provided by financing activities            8,714           6,900
------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        4,234            (604)
Cash and cash equivalents at beginning of period        6,847           7,785
------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $11,081          $7,181
==============================================================================

Supplemental information:
  Cash paid for interest                               $2,224          $1,871
  Loan repossessions                                       60              67
  Net change in unrealized gains (losses) on
   securities available for sale                          191            (147)

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

The accompanying consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Holding Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank").

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At June 30, 2001, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at June 30, 2001:

(dollars in thousands)
------------------------------------------------------------------------------
Tangible Capital:
   Actual                                         $12,356          8.62%
   Required                                         2,151          1.50
------------------------------------------------------------------------------
   Excess                                         $10,205          7.12%
==============================================================================

Core Capital:
   Actual                                         $12,356          8.62%
   Required                                         5,735          4.00
------------------------------------------------------------------------------
   Excess                                         $ 6,621          4.62%
==============================================================================

Total Risk-Based Capital:
   Actual                                         $13,155         14.14%
   Required                                         7,440          8.00
------------------------------------------------------------------------------
   Excess                                         $ 5,715          6.14%
==============================================================================

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

Three Months
Ended June 30,                      2001                        2000
------------------------------------------------------------------------------
                                           Earnings                   Earnings
                         Net     Average     Per      Net     Average    Per
                        Income    Shares    Share    Income    Shares   Share
------------------------------------------------------------------------------
Net income/average
  shares issued       $101,000   655,415           $ 81,000   655,415
Treasury stock                   (32,283)
Unvested stock awards            (22,066)
Unearned ESOP shares             (40,749)                     (47,180)
------------------------------------------------------------------------------
  Basic EPS            101,000   560,317    $0.18    81,000   608,235    $0.13
Incremental shares
 under stock plans:
  Stock awards                     3,146
  Stock options                    9,343
------------------------------------------------------------------------------
 Diluted EPS          $101,000   572,806    $0.18  $ 81,000   608,235    $0.13
==============================================================================


Six Months
Ended June 30,                      2001                        2000
-----------------------------------------------------------------------------
                                           Earnings                   Earnings
                         Net     Average     Per      Net     Average    Per
                        Income    Shares    Share    Income    Shares   Share
------------------------------------------------------------------------------
Net income/average
  shares issued       $114,000   655,415           $111,000   655,415
Treasury stock                   (32,283)
Unvested stock awards            (22,722)
Unearned ESOP shares             (40,749)                     (47,180)
------------------------------------------------------------------------------
  Basic EPS            114,000   559,661    $0.20   111,000   608,235    $0.18
Incremental shares
 under stock plans:
  Stock awards                     3,357
  Stock options                    9,682
------------------------------------------------------------------------------
 Diluted EPS          $114,000   572,700    $0.20  $111,000   608,235    $0.18
==============================================================================

Note 4 - Planned Branch Closures

The Bank's board of directors has approved the closure of two of its banking
offices   the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in
Juneau, Alaska. Both offices are anticipated to be closed in the fourth quarter of 2001. The decision to close was based on the branches' small size and resulting operating inefficiencies, as well as their limited potential, in management's opinion, for growth. Both communities will remain well-served by competing banks and, in the case of the Auke Bay Office, by the Bank's two remaining offices in Juneau. Loans and deposits at June 30, 2001 are summarized as follows:

(in thousands)                                  Wrangell          Auke Bay
------------------------------------------------------------------------------

Loans                                            $1,483            $  286
==============================================================================

Demand, money market, and savings accounts       $2,353            $1,238
Certificates of deposit                           2,033               542
------------------------------------------------------------------------------
Total deposits                                   $4,386            $1,780
==============================================================================

Note 5 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Total comprehensive income (loss) was $166,000 and $206,000 for the three months ended June 30, 2001 and 2000, respectively, and was $305,000 and ($36,000) for the six months ended June 30, 2001 and 2000, respectively.

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

Financial Condition

Total assets of the Company were $145.7 million at June 30, 2001 compared to $135.5 million at December 31, 2000. The $10.2 million (7.5%) increase was the result of increased deposits used to fund increases in loans and liquid assets.

Cash and cash equivalents were $11.1 million at June 30, 2001, compared to $6.8 million at December 31, 2000. This $4.3 million increase in liquidity is primarily the result of increased deposits.

Investment securities available for sale were $15.0 million at June 30, 2001, compared to $16.3 million at December 31, 2000, reflecting normal principal reductions in mortgage-backed securities.

Loans, net, were $111.2 million at June 30, 2001 compared to $104.8 million at December 31, 2000, a $6.4 million, or 6.1%, increase. This increase resulted from originations of both mortgage and nonmortgage loans in excess of normal principal repayments, partially offset by increased loan prepayments in the lower interest rate environment thus far in 2001 relative to 2000.

Deposits were $117.2 million at June 30, 2001 compared to $108.0 million at December 31, 2000, an increase of $9.2 million, or 8.5%. The increase is due primarily to the Bank's two new offices in Hoonah and Yakutat, Alaska, opened in December 2000.

Total shareholders' equity was $12.7 million at June 30, 2001, compared with $12.4 million at December 31, 2000. The net change was primarily the result of net income of $114,000, cash dividends of $59,000, and a $191,000 improvement in net unrealized gains and losses on securities available for sale.

Nonperforming Assets

Nonaccrual and impaired loans were $1.7 million at June 30, 2001, compared with $833,000 at December 31, 2000. Included in these totals were loans with estimated impairments of $45,000 at June 30, 2001, and $95,000 at June 30, 2000. The three largest borrowers in nonaccrual status at June 30, 2001, are summarized below:

     * Sport fishing resort property, with loans totaling $736,000, secured by real estate, boats, and equipment. One loan with a balance of $565,000 is 80% guaranteed by a government agency. The borrower has offered the collateral for sale, and full recovery is considered likely.
     * Commercial fishing business, with loans totaling $459,000, secured by two fishing vessels, equipment, and receivables. The borrower is seeking additional equity investors and is offering a fishing vessel for sale. The loans appear to be adequately collateralized, but eventual recovery depends in part on the borrower's efforts and market conditions for sale of the collateral. A partial loss on this borrower is possible but is not considered probable.
     * Retail gift shop in bankruptcy, with loans totaling $433,000, secured primarily by inventory. One loan with a balance of $362,000 is 80% guaranteed by a government agency. A partial payment of $226,000 has been received from the bankruptcy trustee subsequent to June 30, 2001. Based on the bankruptcy trustee's estimates, full recovery from the sale of inventory is considered likely.

Management continues to carefully monitor nonaccrual and other problem loans and has considered such loans in determining the adequacy of the allowance for loan losses.

Repossessed assets were $116,000 at June 30, 2001, compared with $106,000 at December 31, 2000. The net change is due to a $50,000 sale of a commercial truck at recorded value and the addition of a foreclosed single-family residence at an estimated fair value of $60,000.

Results of Operations

Net Income. Net income for the second quarter of 2001 was $101,000 compared to $81,000 for the second quarter of 2000, an increase of $20,000, or 24.7%. Net income for the first half of 2001 was $114,000 compared to $111,000 for the first half of 2000, an increase of $3,000, or 0.3%. The comparison is characterized by a continuing increase in revenues offset by increased expenses, including expenses related to two new banking offices opened in December of 2000.

Net Interest Income. Net interest income for the second quarter of 2001 increased $134,000, or 9.8%, to $1.5 million compared to $1.4 million in the second quarter of 2000. For the first half of 2001, net interest income increased $289,000, or 10.9%, to $3.0 million compared to $2.7 million in the first half of 2000. The increases are primarily due to an increase in average loans outstanding, partially offset by a decline in the net interest margin on average earning assets, which decreased to 4.52% from 4.76% for the second quarter and to 4.52% from 4.71% for the first half, in comparison with the corresponding periods in 2000.

Provision for Loan Losses. The provision for loan losses decreased to $45,000 in the second quarter and $90,000 for the first half of 2001, compared with $90,000 and $105,000 for the second quarter and first half, respectively, of 2000. Net loan chargeoffs decreased to $28,000 for the second quarter and $34,000 for the first half of 2001, compared with $120,000 and $154,000 for the second quarter and first half, respectively, of 2000. The loss provisions were considered by management to be appropriate to maintain the allowance for loan losses at a level adequate to absorb inherent losses in the loan portfolio.

Noninterest Income. Noninterest income in the second quarter increased $76,000, or 35.8%, to $288,000 in 2001 from $212,000 in 2000. For the first half of the year, noninterest income increased $130,000, or 32.9%, to $525,000 in 2001 from $395,000 in 2000. The largest increase was in gains on sale of mortgage loans, which in 2001 increased $60,000 for the second quarter and $99,000 for the first half, each in comparison to the same periods in 2000. Excluding such gains, noninterest income for the second quarter of 2001 increased $16,000, or 8.1%, and for the first half of 2001 it increased $31,000, or 8.7%, each in comparison to the same periods in 2000. These increases were primarily due to growth in deposits, mortgage servicing, and other business activity.

Noninterest Expense.   Noninterest expense increased $235,000, or 16.7%, to
$1.6 million in the second quarter of 2001, from $1.4 million in the second quarter of 2000. In the first half of 2001, noninterest expense increased $431,000, or 15.2%, to $3.3 million from $2.8 million in the first half of 2000. Nearly half of these increases was the result of the two new banking offices opened in December 2000, which added noninterest expense of approximately $108,000 in the second quarter of 2001 and $198,000 in the first half of 2001, each in comparison to the corresponding periods in 2000.

Excluding the new offices, noninterest expense in the second quarter of 2001 increased $127,000, or 9.0%, from the second quarter of 2000, and in the first half of 2001 increased $233,000, or 8.2%, from the first half of 2000. The most significant component of these increases was compensation and benefits, which increased $75,000 (10.7%) and $167,000 (11.6%), respectively, primarily due to increases in benefit costs and employee pay raises.

The Company has announced that it plans to close two of its banking offices the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in Juneau,
Alaska   during the fourth quarter of 2001. The decision was based on the small size of these offices and the resulting inefficiencies in operating them. One-time costs related to the closure, estimated to be between $100,000 and $150,000, will be recognized in the third quarter.

Income Taxes.   No income tax expense was recognized for each of the three-
and six-month periods ended June 30, 2001 or 2000, due to net operating loss carryforwards totaling $3.9 million, which expire in various years beginning in 2001 and through 2019.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Management believes that these new accounting standards will not have a significant impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company. Further, at June 30, 2001, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at June 30, 2001. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2001.

PART II.                         OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on May 17, 2001. The results of the vote on the matters presented at the Meeting were as follows:

     1. The following individuals were elected as directors for three-year terms:

                                             Vote For          Vote Withheld
                                             --------          -------------
          Deborah R. Marshall                350,023               25,745
          Roger Grummett                     355,623               20,145

     2. The appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2001 was approved by the following vote:

          For  350,441:     Against  15,000;     Abstain  10,327

          Subsequent to the Annual Meeting, Deloitte & Touche LLP closed its office in Alaska and the Company dismissed Deloitte & Touche LLP and appointed KPMG LLP as independent auditors for the year ending December 31, 2001.

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

       10.5  Severance Agreement with Cheryl Crawford (2)
       10.6  Severance Agreement with Patrick Wonser (2)
       10.7  Severance Agreement with Sheri Vidic (2)
       10.8  Severance Agreement with Tammi L. Knight (2)
       10.9  Alaska Federal Savings Bank 401(k) Plan (1)
       10.10 Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
       10.11 Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (2)
       10.12 Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
       10.13 Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan
              (3)
_________________________
(1) Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
(2) Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

(b)  Current Reports on Form 8-K

During the quarter ended June 30, 2001, one report on Form 8-K was filed, on June 29, 2001, to report that the Company had dismissed Deloitte & Touche LLP as its independent auditor because Deloitte & Touche had closed its office in Alaska, and further reported that the firm of KPMG LLP had been engaged as the Company's independent auditor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Alaska Pacific Bancshares, Inc.


Date: August 14, 2001                  /s/Craig E. Dahl
                                     -------------------------------
                                     Craig E. Dahl
                                     President and Chief Executive Officer



Date: August 14, 2001                  /s/Roger K. White
                                     -------------------------------
                                     Roger K. White
                                     Senior Vice President and
                                     Chief Financial Officer