Form 10-Q
period 2001-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2001-11-14
CIK 1081860

                                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                                                    Washington, D.C. 20549

                                                                             FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

   X         Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from  _____________  to  ___________

                                                        Commission file number 0-26003

                                         ALASKA PACIFIC BANCSHARES, INC.
                                 (Exact Name of Small Business Issuer as Specified in Its Charter)

                                 Alaska                                                                          92-0167101
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

                                       2094 Jordan Avenue, Juneau, Alaska 99801
                                            (Address of Principal Executive Offices)

                                                            (907) 789-4844
                                          (Issuer's Telephone Number, Including Area Code)

                                                                           NA
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

             623,132    shares outstanding on September 30, 2001

Transitional Small Business Disclosure Format (check one):

             X         Yes                     No

                                          Alaska Pacific Bancshares, Inc. and Subsidiary
                                                                   Juneau, Alaska

                                                                          INDEX
PART I.
FINANCIAL INFORMATION
Item 1.
Condensed Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000
Consolidated Statements of Income for the three- and six-month periods ended September 30, 2001 and 2000
Consolidated Statements of Cash Flows for the six-month period ended September 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

                                                       Alaska Pacific Bancshares, Inc. and Subsidiary
                                                                        Consolidated Balance Sheets

(dollars in thousands)	September 30, 2001	December 31, 2000
Assets
Cash and due from banks	$ 5,626	$ 5,369
Interest-earning deposits in banks	10,015	1,478
Total cash and cash equivalents	15,641	6,847
Investment securities available for sale, at fair value (amortized cost: September 30, 2001 - $13,617; December 31, 2000 - $16,399)	13,835	16,257
Federal Home Loan Bank stock	1,527	1,451
Loans held for sale	2,021	735
Loans	114,708	105,624
Less allowance for loan losses	877	788
Loans, net	113,831	104,836
Accrued interest receivable	787	782
Premises and equipment	3,265	3,447
Repossessed assets	166	106
Other assets	1,613	1,004
Total Assets	$152,686	$135,465
Liabilities and Equity Capital
Deposits:
Noninterest-bearing demand	$ 16,231	$ 8,195
Interest-bearing demand	29,218	27,036
Money market	18,345	16,892
Savings	18,969	18,340
Certificates of deposit	42,315	37,526
Total deposits	125,078	107,989
Federal Home Loan Bank advances	13,000	13,400
Advances from borrowers for taxes and insurance	376	846
Accounts payable and accrued expenses	465	181
Accrued interest payable	857	565
Other liabilities	81	101
Total liabilities	139,857	123,082
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued and 623,132 shares outstanding)	7	7
Additional paid-in capital	5,783	5,783
Treasury stock	(400)	(400)
Unearned ESOP shares	(407)	(407)
Unvested shares in stock award plan	(196)	(234)
Retained earnings	7,824	7,776
Accumulated other comprehensive income (loss)	218	(142)
Total shareholders' equity	12,829	12,383
Total Liabilities and Equity Capital	$152,686	$135,465

See notes to condensed consolidated financial statements.

                                      Alaska Pacific Bancshares, Inc. and Subsidiary
                                                 Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share)	2001	2000	2001	2000
Interest Income
Loans	$2,342	$2,258	$7,024	$6,232
Investment securities	261	303	835	949
Interest-bearing deposits with banks	73	27	140	73
Total interest income	2,676	2,588	7,999	7,254
Interest Expense
Deposits	920	922	2,919	2,666
Federal Home Loan Bank advances	188	252	573	524
Total interest expense	1,108	1,174	3,492	3,190
Net Interest Income	1,568	1,414	4,507	4,064
Provision for loan losses	60	45	150	150
Net interest income after provision for loan losses	1,508	1,369	4,357	3,914
Noninterest Income
Mortgage servicing income	49	45	145	134
Service charges on deposit accounts	126	102	345	294
Other service charges and fees	63	40	134	114
Gain on sale of mortgage loans	77	46	216	86
Total noninterest income	315	233	840	628
Noninterest Expense
Compensation and benefits	874	752	2,568	2,191
Occupancy and equipment	368	321	1,104	963
Data processing	92	102	259	289
Professional and consulting fees	54	60	190	190
Marketing and public relations	45	66	161	174
Branch closure costs	135	-	135	-
Other	231	168	642	491
Total noninterest expense	1,799	1,469	5,059	4,298
Income before income tax	24	133	138	244
Income tax	-	-	-	-
Net Income	$ 24	$ 133	$ 138	$ 244

Earnings per share:
Basic	$ 0.04	$ 0.23	$ 0.25	$ 0.41
Diluted	$ 0.04	$ 0.23	$ 0.24	$ 0.41

See notes to condensed consolidated financial statements.

                                        Alaska Pacific Bancshares, Inc. and Subsidiary
                                               Consolidated Statements of Cash Flows
	Nine Months Ended September 30,
(in thousands)	2001	2000
Operating Activities
Net income	$ 138	$ 244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	150	150
Depreciation and amortization	337	329
Gain on sale of mortgage loans	(216)	(86)
Federal Home Loan Bank stock dividends	(76)	(67)
Amortization of fees, discounts, and premiums, net	(25)	(38)
Stock award plan expense	38	9
Changes in operating assets and liabilities:
Accrued interest receivable	(5)	(156)
Other assets	(609)	(66)
Advances from borrowers for taxes and insurance	(470)	(503)
Accounts payable and accrued expenses	284	321
Accrued interest payable	292	77
Other liabilities	(20)	55
Net cash provided by (used in) operating activities	(182)	269
Investing Activities
Maturities and principal repayments of investment securities available for sale	2,789	3,736
Loan originations, net of principal repayments	(25,076)	(22,959)
Sale of mortgage loans	14,749	8,045
Sale of repossessed assets	70	145
Purchase of premises and equipment	(155)	(112)
Net cash used in investing activities	(7,623)	(11,145)
Financing Activities
Net increase (decrease) in Federal Home Loan Bank advances	(400)	12,100
Net increase (decrease) in demand and savings deposits	12,300	(1,904)
Net increase in certificates of deposit	4,789	1,442
Purchase of treasury stock	-	(724)
Cash dividends paid	(90)	(99)
Net cash provided by financing activities	16,599	10,815
Increase (decrease) in cash and cash equivalents	8,794	(61)
Cash and cash equivalents at beginning of period	6,847	7,785
Cash and cash equivalents at end of period	$15,641	$7,724
Supplemental information:
Cash paid for interest	$3,200	$853
Loan repossessions	130	71
Net change in unrealized gains (losses) on securities available for sale	360	193
Issuance of unvested stock awards from treasury stock	-	324

See notes to condensed consolidated financial statements.

                                                  Alaska Pacific Bancshares, Inc.
                            Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Holding Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"). The Holding Company and the Bank are collectively referred to as "the Company."  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 filed as part of its annual report on Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At September 30, 2001, the Bank exceeded each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position and requirements at September 30, 2001:

(dollars in thousands)
Tangible Capital:
Actual	$12,350	8.30%
Required	2,232	1.50
Excess	$10,118	6.80%
Core Capital:
Actual	$12,350	8.30%
Required	5,951	4.00
Excess	$ 6,399	4.30%
Total Risk-Based Capital:
Actual	$13,227	13.72%
Required	7,715	8.00
Excess	$ 5,512	5.72%

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

Three Months Ended September 30,		2001			2000
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$24,000	655,415		$133,000	655,415
Treasury stock		(32,283)			(21,522)
Unvested stock awards		(21,410)			(17,332)
Unearned ESOP shares		(40,749)			(47,180)
Basic EPS	24,000	560,973	$0.04	133,000	569,381	$0.23
Incremental shares under stock plans:
Stock awards		2,769		1,406
Stock options		8,475		3,545
Diluted EPS	$24,000	572,217	$0.04	$133,000	574,332	$0.23

Nine Months Ended September 30,		2001			2000
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$138,000	655,415		$244,000	655,415
Treasury stock		(32,283)			(7,174)
Unvested stock awards		(22,284)			(5,777)
Unearned ESOP shares		(40,749)			(47,180)
Basic EPS	138,000	560,099	$0.25	244,000	595,284	$0.41
Incremental shares under stock plans:
Stock awards		3,155			31
Stock options		9,279			236
Diluted EPS	$138,000	572,533	$0.24	$244,000	595,551	$0.41

Note 4 - Planned Branch Closures

The Bank's board of directors has approved the closure of two of its banking offices - the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in Juneau, Alaska. Both offices are anticipated to be closed in the fourth quarter of 2001. The decision to close was based on the branches' small size and resulting operating inefficiencies, as well as their limited potential, in management's opinion, for growth. Both communities will remain well-served by competing banks and, in the case of the Auke Bay Office, by the Bank's two remaining offices in Juneau. Loans and deposits at September 30, 2001 are summarized as follows:

(in thousands)	Wrangell	Auke Bay
Loans	$1,218	$ 367
Demand, money market, and savings accounts	$2,074	$1,713
Certificates of deposit	1,817	521
Total deposits	$3,891	$2,234

The costs of closing the two branches, estimated to be approximately $135,000, have been accrued in the third quarter of 2001 and are included in the accompanying condensed consolidated income statements for the three- and nine-month periods ended September 30, 2001 as "Branch closure costs."

Note 5 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Total comprehensive income was $193,000 and $304,000 for the three months ended September 30, 2001 and 2000, respectively, and was $498,000 and $437,000 for the nine months ended September 30, 2001 and 2000, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Financial Condition

Total assets of the Company were $152.7 million at September 30, 2001 compared to $135.5 million at December 31, 2000. The $17.2 million (12.7%) increase was primarily the result of increased deposits used to fund increases in loans and liquid assets.

Cash and cash equivalents were $15.6 million at September 30, 2001, compared to $6.8 million at December 31, 2000. This $8.8 million (128.4%) increase in liquidity is primarily the result of increased deposits and mortgage loan prepayments, only partially utilized to fund new loan demand.

Investment securities available for sale were $13.8 million at September 30, 2001, compared to $16.3 million at December 31, 2000, reflecting normal principal reductions in mortgage-backed securities.

Loans, net, were $113.8 million at September 30, 2001 compared to $104.8 million at December 31, 2000, a $9.0 million, or 8.6%, increase. This increase resulted from originations of both mortgage and nonmortgage loans in excess of normal principal repayments, partially offset by increased loan prepayments in the lower interest rate environment thus far in 2001 relative to 2000.

Deposits were $125.1 million at September 30, 2001 compared to $108.0 million at December 31, 2000, an increase of $17.1 million, or 15.8%. The increase is partly due to the Bank's two new offices in Hoonah and Yakutat, Alaska, opened in December 2000, accounting for $12.9 million of the increase.

Total shareholders' equity was $12.8 million at September 30, 2001, compared with $12.4 million at December 31, 2000. The net change was primarily the result of net income of $138,000, cash dividends of $90,000, and $360,000 in net unrealized gains on securities available for sale.

Nonperforming Assets

Nonaccrual and impaired loans were $1.4 million at September 30, 2001, compared with $833,000 at December 31, 2000. Included in these totals were loans with estimated impairments of none at September 30, 2001, and $95,000 at December 31, 2000. The three largest borrowers in nonaccrual status at September 30, 2001, are summarized below:

  Sport fishing resort property, with loans totaling $674,000, secured by real estate, boats, and equipment. One loan with a balance of $567,000 is 80% guaranteed by a government agency. The borrower has offered the collateral for sale, and full recovery of principal is considered likely.
  Commercial fishing business, with loans totaling $522,000, secured by two fishing vessels, equipment, and receivables. The borrower has filed for protection from creditors under the bankruptcy laws. The loans appear to be adequately collateralized, but eventual recovery depends in part on market conditions for a potential sale of the collateral. A partial loss on this borrower is possible but is not considered probable.
  Retail gift shop in bankruptcy, with loans totaling $156,000, secured primarily by inventory. One loan with a balance of $81,000 is 80% guaranteed by a government agency. A partial payment of $63,000 has been received from the bankruptcy trustee subsequent to September 30, 2001. Based on the bankruptcy trustee's estimates, full recovery of principal from the sale of inventory is considered likely.

Management continues to carefully monitor nonaccrual and other problem loans and has considered such loans in determining the adequacy of the allowance for loan losses.

Repossessed assets were $166,000 at September 30, 2001, compared with $106,000 at December 31, 2000. The net change is due to a $50,000 sale of a commercial truck at recorded value, the addition of two foreclosed single-family residences at an estimated fair value of $130,000, and a $20,000 chargeoff of the balance of a repossessed boat.

Results of Operations

Net Income.  Net income for the third quarter of 2001 was $24,000 ($.04 per diluted share) compared to $133,000 ($.23 per diluted share) for the third quarter of 2000, a decrease of $109,000. For the first nine months of 2001, net income was $138,000 ($.24 per diluted share) compared to $244,000 ($.41 per diluted share) for the first nine months of 2000, a decrease of $106,000. The decreases are attributable to branch closure costs of $135,000 accrued in the third quarter of 2001, as described in Note 4 to the accompanying condensed consolidated financial statements. If these costs were excluded in 2001, net income would have increased to $159,000 ($.28 per share) for the third quarter and to $273,000 ($.48 per share) for the first nine months of 2001, representing an increase of $26,000 ($.05 per share) for the quarter and $29,000 ($.07 per share) for the nine months, each in comparison with the corresponding periods in 2000.

The growth in net income (excluding branch closure costs) is the result of a continuing increase in both net interest income and noninterest revenues, partially offset by increased expenses, including expenses related to two new banking offices opened in December 2000.

Net Interest Income.  Net interest income for the third quarter of 2001 increased $154,000, or 10.9%, to $1.6 million compared to $1.4 million in the third quarter of 2000. For the first nine months of 2001, net interest income increased $443,000, or 10.9%, to $4.5 million compared to $4.1 million in the first nine months of 2000. The increases are primarily due to an increase in average loans outstanding, partially offset by a decline in the net interest margin on average earning assets, which decreased to 4.50% from 4.66% for the third quarter and to 4.51% from 4.69% for the first nine months, in comparison with the corresponding periods in 2000.

Provision for Loan Losses.  The provision for loan losses increased to $60,000 in the third quarter of 2001 compared with $45,000 in the third quarter of 2000. For the first nine months of the year, the provision for loan losses was $150,000 in both 2001 and 2000. Net loan chargeoffs were $27,000 for the third quarter and $61,000 for the first nine months of 2001, compared with $23,000 and $177,000 for the third quarter and first nine months, respectively, of 2000. The loss provisions were considered by management to be appropriate to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Noninterest Income.  Noninterest income in the third quarter increased $82,000, or 35.2%, to $315,000 in 2001 from $233,000 in 2000. For the first nine months of the year, noninterest income increased $212,000, or 33.8%, to $840,000 in 2001 from $628,000 in 2000. The largest increase was in gain on sale of mortgage loans, which in 2001 increased $31,000 for the third quarter and $130,000 for the first nine months, each in comparison to the same periods in 2000. Excluding such gains, noninterest income for the third quarter of 2001 increased $51,000, or 27.3%, and for the first nine months of 2001 it increased $82,000, or 15.1%, each in comparison to the same periods in 2000. These increases were primarily due to growth in deposits, mortgage servicing, and other business activity.

Noninterest Expense.  Noninterest expense increased $330,000, or 22.5%, to $1.8 million in the third quarter of 2001, from $1.5 million in the third quarter of 2000. In the first nine months of 2001, noninterest expense increased $761,000, or 17.7%, to $5.1 million from $4.3 million in the first nine months of 2000. However, 2001 includes the results of two factors not included in 2000:

  Estimated costs of $135,000 for closing two banking offices were recognized in the third quarter of 2001.
  The current year includes noninterest expenses related to opening two new banking offices in December 2000, amounting to $84,000 and $282,000 in the third quarter and first nine months, respectively, of 2001.

Excluding these added expenses in the current year, noninterest expense in the third quarter of 2001 increased $111,000, or 7.6%, from the third quarter of 2000, and in the first nine months of 2001 increased $344,000, or 8.0%, from the first nine months of 2000. The most significant component of these increases was compensation and benefits, which increased $82,000 (10.9%) and $249,000 (11.4%), respectively, primarily due to increases in benefit costs and employee pay raises.

Income Taxes. No income tax expense was recognized for each of the three- and nine-month periods ended September 30, 2001 or 2000, due to net operating loss carryforwards totaling $3.9 million as of December 31, 2000, which expire in various years beginning in 2001 and through 2019.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting for the legal obligation associated with the retirement of a tangible long-lived asset.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective beginning in 2002.

Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources, or operations of the Company. Further, at September 30, 2001, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at September 30, 2001. See Note 2 of the Notes to Condensed Consolidated Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2001.

PART II.                                              OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

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
        10.3  Severance Agreement with Lisa Corrigan Bell (2)
        10.4  Severance Agreement with Thomas Sullivan (2)
        10.5  Severance Agreement with Cheryl Crawford (2)
        10.6  Severance Agreement with Patrick Wonser (2)
        10.7  Severance Agreement with Tammi L. Knight (2)
        10.8  Alaska Pacific Bank 401(k) Plan (1)
        10.9  Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
        10.10 Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (2)
        10.11 Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
        10.12 Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (3)
_________________________
(1)    Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
(2)    Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended
        December 31, 1999.
(3)    Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

(b)  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          Alaska Pacific Bancshares, Inc.

Date: November 14, 2001                                         /s/Craig E. Dahl
                                                                          Craig E. Dahl
                                                                         President and Chief Executive Officer

Date: November 14, 2001                                        /s/Roger K. White
                                                                        Roger K. White
                                                                       Senior Vice President and
                                                                           Chief Financial Officer