Form 10KSB
period 2001-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2002-03-29
CIK 1081860

                                           SECURITIES AND EXCHANGE COMMISSION
                                                                              Washington, D.C. 20549

                                                                        FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

For the fiscal year ended December 31, 2001 OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Exact name of registrant as specified in its charter)
Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

2049 Jordan Avenue, Juneau, Alaska	99801
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code:	(907) 789-4844

Securities registered pursuant to Section 12(b) of the Act:	None

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

The registrant's revenues for the fiscal year ended December 31, 2001 were $11.8 million.

          As of March 27, 2002, there were issued and outstanding 623,132 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." Based on the average of the bid and asked prices for the Common Stock on March 27, 2002, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $7.9 million (623,132 shares at $12.73 per share). For purposes of this calculation, officers and directors of the registrant and the registrant's Employee Stock Ownership Plan are considered nonaffiliates.

                                                    DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 (Parts I and II)

2.        Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)     Yes              No    X

PART I

Item 1.   Description of Business

General

            Alaska Pacific Bancshares, Inc. ("Corporation"), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank ("Alaska Pacific" or the "Savings Bank") upon the Savings Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on July 1, 1999. At December 31, 2001, the Corporation had total assets of $154.6 million, total deposits of $126.3 million and stockholders' equity of $13.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Savings Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank.

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

            Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Savings Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one- to four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial real estate loans.

Market Area

            Alaska Pacific's primary market area includes the communities of Juneau, Ketchikan, Sitka, Hoonah, and Yakutat. Alaska Pacific's market area covers 500 miles along the Pacific Ocean coastline from Yakutat in the north to Prince of Wales Island in the south, and encompasses approximately 35,000 square miles of land. The region is home to approximately 74,000 residents who reside in 11 communities. This area has similar economic characteristics, however, there is diversity in some unique industries. Southeast Alaska offers a number of recreational activities, which are popular tourist attractions.

            Alaska Pacific's main office and one other full service branch office are located in Juneau (population approximately 30,711), which is the capital of Alaska. The primary economic sources in Juneau are government, tourism, support services for logging and fish processing, mining and fishing. Historically, Juneau had an active mining industry (primarily gold and silver), however, mining employment has declined as a result of environmental pressures and a decline in the price of gold. According to information provided by the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal governments, Bartlett Regional Hospital and the University of Alaska.

            Two full service offices of Alaska Pacific are located in Ketchikan (population approximately 14,070). Ketchikan is an industrial center and a major port of entry in Southeast Alaska with a diverse economy. A large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism are Ketchikan's main economic support. In 1997, the Ketchikan Pulp Corporation's pulp mill closed when its 50-year contract with the U.S. Forest Service for timber was canceled, which resulted in the loss of 320 jobs. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Pulp Mill and the federal government.

            One full service office of Alaska Pacific is located in Sitka (population approximately 8,835) located on the west coast of Baranof Island fronting the Pacific Ocean, on Sitka Sound. The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, retail and health care services. Sitka is a port of call for many cruise ships each summer. The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital. Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

            Alaska Pacific's newest full service offices (opened in December 2000) are located in Hoonah (population approximately 860) and Yakutat (population approximately 808). The opening of these offices were the result of an agreement with KeyBank whereby KeyBank closed its existing offices and Alaska Pacific opened in the same locations. The economies of Hoonah and Yakutat are based on timber, commercial fishing, and related activities.

            Alaska Pacific closed two branches in October 2001: the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in Juneau, Alaska. The decision to close was based on the branches' small size and resulting operating inefficiencies.

Selected Financial Data

            This information is incorporated by reference from page 3 of the 2001 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

            This information is incorporated by reference from page 10 of the Annual Report.

Lending Activities

            General. At December 31, 2001, Alaska Pacific's total loan portfolio amounted to $111.2 million, or 71.9%, of total assets at that date. The Savings Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with these loans amounting to $49.2 million, or 44.3% of the total loan portfolio at December 31, 2001. In addition, Alaska Pacific originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of Alaska Pacific's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific's loan portfolio as of the dates indicated.

(dollars in thousands) December 31,	2001		2000
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$ 49,242	44.29%	$ 51,542	48.80%
Multifamily	1,972	1.77	2,018	1.91
Commercial nonresidential	17,470	15.71	16,713	15.82
Land	5,366	4.83	5,651	5.35
Construction:
One- to four-family	4,006	3.60	1,697	1.61
Commercial nonresidential	1,378	1.24	-	-
Commercial business	14,000	12.59	10,459	9.90
Consumer:
Home equity	9,918	8.92	10,011	9.48
Boat	5,538	4.98	5,802	5.49
Automobile	1,289	1.16	1,296	1.23
Other	1,013	0.91	435	0.41
Total loans	111,192	100.00%	105,624	100.00%
Less:
Allowance for loan losses	939		788
Loans, net	$110,253		$104,836

            One- to Four-Family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to four-family residences located in its primary market area. At December 31, 2001, $49.2 million, or 44.3% Alaska Pacific's total loan portfolio consisted of these loans. Alaska Pacific originated $35.7 million and $24.6 million of one- to four-family residential mortgage loans during the years ended December 31, 2001 and 2000, respectively.

            Generally, Alaska Pacific's fixed-rate one-to four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Alaska Housing Finance Corporation ("AHFC"), a state agency that provides affordable housing programs. Alaska Pacific's fixed-rate loans customarily include "due on sale" clauses, which gives the Savings Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2001, $4.8 million, or 9.8%, of Alaska Pacific's one- to four-family residential loan portfolio consisted of adjustable rate mortgage loans. Alaska Pacific retains these adjustable rate mortgage loans primarily for its portfolio. Alaska Pacific currently originates adjustable rate mortgage loans that adjust annually (after an initial fixed-rate period from one to five years) based on the weekly average yield of U.S. Treasury securities adjusted to a constant maturity of one year, plus 2.75%, with annual and lifetime interest rate adjustment limits of 2% to 6%, respectively. Alaska Pacific offers these adjustable rate mortgage loans at an initial below market "teaser" rate. Alaska Pacific qualifies borrowers, however, at the fully indexed rate. Alaska Pacific's adjustable rate mortgages are typically based on a 15 or 30-year amortization schedule. Alaska Pacific's adjustable rate mortgage loans do not provide for negative amortization.

            Borrower demand for adjustable rate mortgage loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. In general, there has been limited demand for adjustable rate mortgage loans in Alaska Pacific's primary market area for several years, but that demand has increased somewhat with the introduction of initial fixed-rate periods.

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

            To a lesser extent, Alaska Pacific originates loans secured by non-owner occupied residential properties that are sold to the FHLMC.

            Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2001 and 2000, land loans amounted to $5.4 million and $5.7 million, respectively.

            Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

            Construction Lending. At December 31, 2001, construction loans amounted to $5.4 million, or 4.8% of total loans, all of which were secured by properties located in Alaska Pacific's primary market area. This compares with $1.7 million, or 1.6% of the total loan portfolio at December 31, 2000. The increase in construction loans in 2001 is the result of increased marketing efforts as well as more favorable market conditions.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One- to four-family construction loans generally range in size from $50,000 to $250,000, while commercial nonresidential and multifamily construction loans have generally ranged from $150,000 to $1 million. At December 31, 2001, all construction loans were performing according to the loan terms; the largest, for approximately $1.0 million, was for a large single-family residence.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $50,000 to $500,000 and the largest loan totaled $1.7 million at December 31, 2001 and was performing in accordance with its terms. At December 31, 2001, Alaska Pacific had $2.0 million of multifamily residential and $17.5 million of commercial real estate loans, which amounted to 1.8% and 15.7%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to this prime rate plus a negotiated margin of 1% to 3%. Because of the inherently greater risk involved in this type of lending, substantially all of Alaska Pacific's multifamily and commercial real estate loans are secured by property located within Alaska Pacific's primary market area.

            Alaska Pacific is also an approved lender under the Alaska Housing Finance Corp. Multifamily Participation Program, which was introduced in 1998. The Alaska Housing Finance Corp. Multifamily Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

            Multifamily residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multifamily residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on these loans typically is dependent on the successful operation of the real estate project. Supply and demand conditions in the market for office, retail and residential space can significantly affect these risks, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, Alaska Pacific generally only makes loans within its primary market area. Alaska Pacific reviews all commercial real estate loans in excess of $250,000 on an annual basis to ensure that the loan meets current underwriting standards.

            Commercial Business Lending. At December 31, 2001, commercial business loans amounted to $14.0 million, or 12.6% of total loans, compared to $10.5 million, or 9.9% of total loans, at December 31, 2000. The increase was generally due to successfully competing for loans of established small businesses in Alaska Pacific's markets.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between 1 and 3 percentage points. Such loans generally are originated in principal amounts between $50,000 and $750,000. At December 31, 2001, the largest nonmortgage commercial business loan was to a boat dealer and charter service for $735,000, secured by boats. The loan was performing according to its terms at December 31, 2001.

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

            Alaska Pacific also makes commercial loans secured by commercial charter boats. These loans have ten-year terms with an interest rate that adjusts based on the prime interest rate. Alaska Pacific also makes loans secured by commercial fishing boats that have ten-year terms and are based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ships preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

            Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multifamily real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

            Consumer Lending. At December 31, 2001, consumer loans totaled $17.8 million, or 16.0% of total loans, compared to $17.5 million, or 16.6% of total loans, at December 31, 2000.

            Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific's consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific's consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2001, home equity loans totaled $9.9 million, or 8.9% of the total loan portfolio, compared to $10.0 million, or 9.48% of the total loan portfolio at December 31, 2000. Home equity loans normally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 15 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates.

            At December 31, 2001, consumer boat loans amounted to $5.5 million, or 5.0% of the total loan portfolio compared to $5.8 million, or 5.5% of the total loan portfolio at December 31, 2000. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

            At December 31, 2001, automobile loans amounted to $1.3 million, or 1.2% of the total loan portfolio compared to $1.3 million, or 1.2% of the total loan portfolio at December 31, 2000. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. While remaining a small part of the total loan portfolio, these loans more than doubled to $1.0 million, or 0.91% of total loans at December 31, 2001, from $435,000, or 0.41% of total loans at December 31, 2000. The increase was due in part to increased promotion of unsecured lines of credit, including for overdraft protection.

            Alaska Pacific also requires title, fire and casualty insurance on secured consumer loans. The only title exception is for home equity loans under $25,000 where a property profile, obtained from a title company, indicates there are no liens or encumbrances not previously disclosed. Consumer loans for boats and airplanes also require a breach of warranty endorsement.

            Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles or boats and particularly used automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as Alaska Pacific, and a borrower may be able to assert against this assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2001, there were no consumer loans 90 days or more past due.

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in Alaska Pacific's portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.
		After	After	After			After 1 Year
(in thousands)	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One- to four-family	$ 607	$ 377	$ 399	$ 2,563	$45,296	$ 49,242	$ 43,789	$ 4,844
Multifamily	-	366	204	621	781	1,972	327	1,646
Commercial nonresidential	1,939	52	1,386	4,699	9,394	17,470	372	15,160
Land	1,657	1,565	792	786	566	5,366	1,055	2,655
Construction:
One- to four-family	4,006	-	-	-	-	4,006	-	-
Commercial nonresidential	1,378	-	-	-	-	1,378	-	-
Commercial business	3,591	1,607	1,543	4,411	2,848	14,000	962	9,447
Consumer:
Home equity	238	369	907	3,338	5,066	9,918	7,774	1,905
Boat	24	119	413	2,406	2,576	5,538	4,631	883
Automobile	41	424	647	177	-	1,289	1,248	-
Other	683	132	106	92	-	1,013	269	61
Total	$14,164	$5,011	$6,397	$19,093	$66,527	$111,192	$60,427	$36,601

            Loan Solicitation and Processing. Alaska Pacific obtains its loan applicants almost exclusively from walk-in traffic, which is generated through media advertising, referrals from existing customers and through officer business development calls and activities. Local real estate agents refer a portion of Alaska Pacific's mortgage loan applicants, and dealers refer some consumer loans, such as boat loans. Alaska Pacific requires title insurance on all mortgage loans. All mortgage loans require fire and extended coverage on appurtenant structures and flood insurance, if applicable.

            Loan approval authority varies based on loan type. The President and Chief Executive Officer and the Senior Vice President and Loan Administrator each have authority to approve all residential mortgage loans up to and including $250,000 that are originated for Alaska Pacific's portfolio and up to the agency limit if the loan is to be sold in the secondary market, multifamily and commercial real estate loans up to and including $300,000, and consumer loans up to and including $200,000. Alaska Pacific's Senior Loan Committee, consisting of the Senior Vice President and Loan Administrator and two senior lending officers, must approve loans in excess of these amounts up to and including $500,000. The Directors' Loan Committee must approve all loans in excess of the Senior Loan Committee's approval authority up to and including $1,250,000. The Board of Directors must approve all loans in excess of the Directors Loan Committee's approval authority.

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

            In 2000, Alaska Pacific implemented an automated underwriting system for consumer loans known as "Competix," enabling expedited approval of consumer loans at any branch location. This system also enabled processing of online loan applications from customers, which was implemented in 2001. Unfortunately, Competix went out of business in the second half of 2001, and management has selected a replacement product known as "APACS" from CBC Companies. It is anticipated that this system will be implemented, including online applications, during the second quarter of 2002.

            Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of Alaska Pacific's unimpaired capital and surplus. At December 31, 2001, the loans-to-one borrower limitation for Alaska Pacific was $2.0 million and Alaska Pacific had no loans in excess of this limitation.

            Loan Originations, Sales and Purchases. Historically, Alaska Pacific's primary lending activity has been the origination of one- to four-family residential mortgage loans. In recent years, Alaska Pacific has increased its emphasis on the origination of commercial and consumer loans. At December 31, 2001, commercial business loans totaled $14.0 million compared to $10.5 million at December 31, 2000, an increase of 33.9%.

            Alaska Pacific generally sells all loans without recourse. Alaska Pacific generally sells conventional fixed-rate one- to four-family residential mortgage loans to the FHLMC or Alaska Housing Finance Corporation, servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2001, Alaska Pacific's servicing portfolio was $82.4 million. For the year ended December 31, 2001, loan servicing fees totaled $239,000 before amortization of servicing rights. In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2001, these escrow balances totaled $905,000. Sales of mortgage loans increased significantly to $26.1 million in 2001 from $10.9 million in 2000, primarily due to increased mortgage refinance activity as interest rates declined during the year.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2001	2000
Loans originated:
Real estate:
Permanent:
One- to four-family	$35,715	$24,583
Multifamily	69	-
Commercial nonresidential	1,870	3,219
Land	634	744
Construction:
One- to four-family	5,688	4,645
Multifamily	750	-
Commercial nonresidential	1,588	-
Commercial business	6,759	8,512
Consumer:
Home equity	4,208	2,590
Boat	3,745	1,501
Automobile	871	335
Other	685	105
Total loans originated	62,582	46,234
Loans purchased	-	-
Loans sold	(26,133)	(10,909)
Principal repayments	(30,451)	(16,585)
Foreclosed loans	(170)	(106)
Net increase (decrease) in loans and loans held for sale	$ 5,828	$ 18,634

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2001, Alaska Pacific had $6.2 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. See Note 14 of Notes to the Consolidated Financial Statements included in the Annual Report.

            Loan Origination and Other Fees. Alaska Pacific, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $382,000 of net deferred loan fees at December 31, 2001.

            Nonperforming Assets and Delinquencies. Alaska Pacific utilizes one full time loan collector to monitor the loan portfolio and communicate with customers concerning past due payments. The size of the portfolio and historically low delinquency rates allows one individual to manage consumer, commercial and residential loans, including those loans serviced for other investors. When a borrower fails to make a required payment, Alaska Pacific institutes collection procedures. The process for monitoring consumer, commercial and residential loans is the same for each type of loan until foreclosure or repossession of the collateral. Depending on the value or nature of the collateral, the loan servicing manager, senior lender or senior management directs any further action.

            Customers who miss a payment are mailed a computer-generated notice 15 days after the payment due date. If the customer does not pay promptly, the collector telephones the customer 20 days after the payment due date. After 30 days, the collector sends a letter, which begins the demand process. Follow-up contacts are made between the 30th and 60th day, after which the collector sends a demand letter that specifies the action Alaska Pacific will take and the deadline for resolving the delinquency. While most delinquencies are cured promptly, the collector initiates foreclosure or repossession, according to the terms of the security instrument and applicable law, if the deadline in the 60-day letter is not met.

            Residential loans have a highly structured process for foreclosure. In addition to Alaska Pacific's residential loan portfolio, Alaska Pacific services real estate loans for other investors who in turn have their own requirements that must be followed. Alaska Pacific evaluates consumer and commercial business loans individually depending on the nature and value of the collateral.

             Alaska Pacific places all loans that are past due 90 days or more on nonaccrual status and all previously accrued interest income is reversed. Alaska Pacific charges off consumer loans when it is determined they are no longer collectible.

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

(dollars in thousands) December 31,	2001	2000
Loans accounted for on a nonaccrual basis:
One-to four-family residential	$ -	$ 86
Land	145	-
Commercial business	1,214	747
Total	1,359	833
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	1,359	833

Repossessed assets	166	106
Total nonperforming assets	$1,525	$ 939

Nonaccrual and 90 days or more past due loans as a percentage of loans, net	1.23%	0.79%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.88%	0.61%

Nonperforming assets as a percentage of total assets	0.99%	0.69%

            Gross interest income that would have been recorded for the year ended December 31, 2001 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year was approximately $118,000, and the amount of interest income on these loans that was included in net income for the year was approximately $76,000.

            Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value, less estimated selling costs. At December 31, 2001, repossessed assets consisted of three assets with outstanding balances totaling $166,000, the largest of which was a commercial boat with a balance of $60,000.

            Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset-classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the loss amount is charged off.

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

            At December 31, 2001 and 2000, the aggregate amounts of Alaska Pacific's classified and special mention assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2001	2000
Loss	$ -	$ -
Doubtful	-	185
Substandard assets	1,161	1,133
Special mention	1,392	596

            At December 31, 2001, assets classified as substandard, doubtful or loss totaled $1.2 million compared to $1.3 million at December 31, 2000. Substandard and doubtful assets in 2001 consisted of five commercial business loans totaling $973,000, three repossessed assets totaling $166,000, and one consumer loan for $22,000. Management has estimated potential impairment of $101,000 in substandard loans in its assessment of the adequacy of the allowance for loan losses at December 31, 2001. The largest component of the 2000 classified assets was $927,000 in residential mortgage loans. The remaining substandard and doubtful loans were comprised of commercial and consumer loans.

            Special mention loans increased from $596,000 at December 31, 2000 to $1.4 million at December 31, 2001. This total at December 31, 2001 consists primarily of three commercial loans totaling $1.0 million and three residential mortgages totaling $355,000. Alaska Pacific believes these loans are well secured, but are being monitored carefully due to slow payment histories.

            Allowance for Loan Losses. Alaska Pacific maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios. The Asset Classification Committee reviews the following information:

  All loans classified during the previous analysis. Current information as to payment history, or actions taken to correct the deficiency are reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

  Past Due Loans. The committee reviews loans that are past due 30 days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have resulted in the delinquent status. The committee may recommend more aggressive collection activity, inspection of the collateral, or no change in its classification.

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

            The amount that is to be added to allowance for loan losses is based upon a variety of factors. Many financial institutions establish required reserves based, to a great extent, upon their own experience. Alaska Pacific's loan portfolio has traditionally consisted primarily of loans secured by single-family homes, and with the exception of a severe state-wide, oil-driven recession in the mid 1980s, the loss experience has been minimal. The current business plan, however, has focused on increasing the amount of commercial and consumer loans, which inherently carry a higher risk of loss than single-family residential loans. Consequently, Alaska Pacific has supplemented its own historical loan loss statistics for the consumer and commercial loans with industry experience, management's experience, and a specific review of existing consumer and commercial credits.

            Each individual loan, previously classified by management or newly classified during the quarterly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall required reserve amount. For the remaining portion of the portfolio, comprised of "pass" loans, loss factors are applied that are consistent with Alaska Pacific's experience in that portfolio and/or that of the banking industry. The applied percentage is also influenced by other economic factors as noted in the beginning of this section. As a result of the size of the institution, the size of the portfolio, and the relatively small number of classified loans, most members of the asset classification committee are often directly familiar with the borrower, the collateral or the circumstances giving rise to the concerns.

            The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter and a determination is made as to whether the allowance is adequate or needs to be increased. Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged off (net of recoveries).

            Alaska Pacific's loan categories that it considers in evaluating risk may be broadly described as residential, commercial and consumer. The following comments represent management's view of the risks inherent in several component portfolio categories.

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

  Multifamily Residential - While there have been minimal losses taken in this segment of the portfolio, the rental market is very susceptible to the effects of an economic downturn. While Alaska Pacific monitors loan-to-value ratios, the conditions that would create a default would carry through to a new owner, which may require that Alaska Pacific discount the property or hold it until conditions improve.

  Commercial Real Estate - As with multifamily loans, the classification of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence.

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

  Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and the credit history and capacity of the borrower. These loans tend to be smaller in principal amount and secured by second deeds of trust, automobiles, and pleasure boats. Loans for automobiles and pleasure boats generally experience higher than average wear in the Alaskan environment and hold a higher degree of risk of loss in the event of repossession.

            Management believes that the allowance for loan losses at December 31, 2001 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

            While Alaska Pacific believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Alaska Pacific's loan portfolio, will not request Alaska Pacific to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Alaska Pacific's financial condition and results of operations.

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) December 31,	2001	2000
Allowance at beginning of period	$788	$570
Provision for loan losses	210	395
Charge-offs:
One- to- four family residential	(26)	-
Commercial	-	(181)
Consumer:
Boat	(26)	-
Automobile	(7)	-
Other	(4)	-
Total charge-offs	(63)	(181)
Recoveries:
Consumer:
Boat	2	-
Other	2	4
Total recoveries	4	4
Net charge-offs	(59)	(177)
Balance at end of period	$939	$788

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.84%	0.75%

Net charge-offs as a percentage of average loans outstanding during the period	0.05	0.18

Allowance for loan losses as a percentage of nonperforming loans at end of period	69.09	94.60

             The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.
December 31,	2001			2000
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One- to four-family	$158	0.32%	44.29%	$336	0.65%	48.80%
Multifamily	3	0.15	1.77	2	0.10	1.91
Commercial nonresidential	23	0.13	15.71	49	0.29	15.82
Land	6	0.11	4.83	17	0.30	5.35
Construction:
One- to four-family	2	0.05	3.60	2	0.12	1.61
Commercial nonresidential	1	0.07	1.24	-	-	-
Commercial	508	3.63	12.59	211	2.02	9.90
Consumer:
Home equity	47	0.47	8.92	90	0.90	9.48
Boat	116	2.09	4.98	55	0.95	5.49
Automobile	43	3.34	1.16	12	0.93	1.23
Other	32	3.16	0.91	15	3.45	0.41
Total allowance for loan losses	$939	0.84%	100.00%	$788	0.75%	100.00%

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

            Investment securities provide liquidity for funding loan originations and deposit withdrawals and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report and "Regulation" herein.

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

            The following table sets forth the composition of Alaska Pacific's investment and mortgage-backed securities portfolios at the dates indicated.
December 31,	2001			2000
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Federal National Mortgage Association	$ 1,775	$ 1,822	14.4%	$ 2,369	$2,450	14.6%
Federal Home Loan Mortgage Corporation	2,203	2,322	17.8	3,013	3,182	18.5
Government National Mortgage Association	8,013	7,832	64.9	10,325	10,199	63.5
Collateralized mortgage obligations	-	-	-	163	164	1.0
U.S. agencies and corporations:
Small Business Administration pools	360	369	2.9	387	404	2.4
Total investment securities available for sale	$12,351	$12,345	100.0%	$16,257	$16,399	100.0%

            While management has no specific plans to sell any security, the entire portfolio has been designated as "available-for-sale" at December 31, 2001 and 2000, to allow flexibility in managing the portfolio.

            At December 31, 2001, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $360,000 and the portfolio of mortgage-backed securities had an estimated fair value of $12.0 million.

            At December 31, 2001, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues with an amortized cost of $12.0 million. The mortgage-backed securities portfolio had coupon rates ranging from 5.22% to 9.0% and had a weighted average yield of 6.23% at December 31, 2001.

            Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, typically represent interests in pools of single-family or multifamily mortgages in which payments of both principal and interest on the securities are generally made monthly. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and resell the participation interests in the form of securities, to investors such as Alaska Pacific. These U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie these securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of Alaska Pacific. These types of securities also permit Alaska Pacific to optimize its regulatory capital because they have low risk weighting.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific's investment and mortgage-backed securities at December 31, 2001.
	Final Maturity or Repricing within:
	One Year or Less		Over Ten Years		Total
(dollars in thousands) December 31, 2001	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities:
Federal National Mortgage Association	$ 1,822	5.3%	$ -	-%	$ 1,822	5.3%
Federal Home Loan Mortgage Corporation	2,322	4.1	-	-	2,322	4.1
Government National Mortgage Association	361	5.7	7,471	7.2	7,832	7.1
U.S. agencies and corporations:
Small Business Administration pools	369	2.9	-	-	369	2.9
Total investment securities available for sale	$4,874	4.6%	$7,471	7.2%	$12,345	6.1%

            Alaska Pacific's investment policy permits investment in "off balance sheet" derivative instruments such as "forwards," "futures," "options" and "swaps" used as hedges; however, Alaska Pacific has not utilized such instruments.

            At December 31, 2001, Alaska Pacific's investment in the common stock of the FHLB of Seattle (carrying and market values of $1.6 million) had an aggregate book value in excess of 10% of Alaska Pacific's total equity.

            Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders' equity at December 31, 2001.

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

            In 2001, Alaska Pacific introduced "Web-Link," an Internet-based product for business customers, which enables the customer to manage cash balances, pay vendors online, and provide direct deposit for employees. This product has been well received and is gradually growing in importance.

            Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific's deposit mix and pricing is generally reviewed weekly. Alaska Pacific does not have significant brokered deposits. Deposits from municipalities and other public entities were approximately $5.3 million at December 31, 2001.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Alaska.

            The following table sets forth information concerning Alaska Pacific's time deposits and other interest-bearing deposits at December 31, 2001.
Weighted Average Interest Rate	Term	Category	Amount (in thou- sands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Non-interest-bearing	$ 12,932	$ 100	10.24%
2.15	N/A	Interest-bearing demand	29,114	100	23.05
3.96	N/A	Money market deposit accounts	21,020	3,500	16.64
3.01	N/A	Savings accounts	21,263	100	16.83

		Certificates of Deposit
4.41	Seven days	Fixed-rate	760	500	0.60
4.65	One month	Fixed-rate	474	500	0.38
4.90	Two months	Fixed-rate	1,313	500	1.04
5.19	Three months	Fixed-rate	3,294	500	2.61
6.00	Six months	Fixed-rate	5,900	500	4.67
5.71	Nine months	Fixed-rate	416	500	0.33
6.21	One year	Fixed-rate	14,213	500	11.24
5.98	18 months	Fixed-rate	528	500	0.42
5.66	Two years	Fixed-rate	2,989	500	2.37
5.99	Three years	Fixed-rate	382	500	0.30
6.33	Four years	Fixed-rate	196	500	0.16
5.97	Five years	Fixed-rate	2,504	500	1.98
6.35	Gold minor one year	Fixed-rate	2,801	500	2.22
8.00	Deferred Comp one year	Fixed-rate	1,107	500	0.88
5.95	One year	Variable-rate	2,331	500	1.85
6.05	2-1/2 years	Variable-rate	2,772	500	2.19
		TOTAL	$126,309		100.00%

            The following table indicates the amount of Alaska Pacific's jumbo certificates of deposit by time remaining until maturity as of December 31, 2001. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit (in thousands)
Three months or less	$ 8,910
Over three through six months	1,665
Over six through twelve months	1,492
Over twelve months	649
Total	$12,716

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of savings accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2001			2000
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest bearing demand accounts	$ 12,932	10.24%	$ 4,737	$ 8,195	7.59%
Interest-bearing demand accounts	29,114	23.05	2,078	27,036	25.04
Money market deposit accounts	21,020	16.64	4,128	16,892	15.64
Savings accounts	21,263	16.83	2,923	18,340	16.98
Variable-rate certificates which mature :
Within 1 year	3,500	2.77	461	3,039	2.81
After 1 year, but within 2 years	1,267	1.00	233	1,034	0.96
After 2 years, but within 5 years	337	0.27	20	317	0.29
Fixed rate certificates which mature:
Within 1 year	30,819	24.40	1,483	29,336	27.17
After 1 year, but within 2 years	2,281	1.81	554	1,727	1.60
After 2 years, but within 5 years	3,776	2.99	1,703	2,073	1.92
Total	$126,309	100.00%	$18,320	$107,989	100.00%

Time Deposits by Rates

            The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.

(In thousands) December 31,	2001	2000
1.00 - 1.99%	$ 4,424	$ -
2.00 - 2.99%	9,609	-
3.00 - 3.99%	11,631	-
4.00 - 4.99%	4,306	1,140
5.00 - 5.99%	7,429	13,212
6.00 - 6.99%	3,445	22,037
7.00% and over	1,136	1,137
Total	$41,980	$37,526

Time Deposits by Maturities

            The following table sets forth the amount and maturities of time deposits at December 31, 2001.

	Amount Due
(dollars in thousands)	Less Than 1 Year	Over 1 And Less Than 2 Years	Over 2 And Less Than 3 Years	Over 3 And Less Than 4 Years	Over 4 Years	Total
1.00 - 1.99%	$ 4,424	$ -	$ -	$ -	$ -	$ 4,424
2.00 - 2.99%	7,955	1,317	337	-	-	9,609
3.00 - 3.99%	11,104	428	99	-	-	11,631
4.00 - 4.99%	3,215	352	353	4	382	4,306
5.00 - 5.99%	5,590	950	320	92	477	7,429
6.00 - 6.99%	1,961	501	75	840	68	3,445
7.00% and over	69	-	-	-	1,067	1,136
Total	$34,318	$3,548	$1,184	$936	$1,994	$41,980

Deposit Activities and Other Sources of Funds

            The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2001	2000
Beginning balance	$107,989	$102,547

Net deposits (withdrawals) before interest credited	14,640	1,784
Interest credited	3,680	3,658
Net increase in deposits	18,320	5,442

Ending balance	$126,309	$107,989

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific's lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, Alaska Pacific had a borrowing capacity of $38.6 million with the FHLB of Seattle, of which $25.6 million was unused compared with $33.8 million and $20.4 million, respectively, at December 31, 2000.

            The following table sets forth certain information regarding Alaska Pacific's advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2001	2000
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$16,000	$17,100
Average outstanding during the year	13,155	11,446
Balance outstanding at end of year	13,000	13,400

Approximate weighted average rate paid:
Average during the year	5.78%	6.47%
At end of year	5.67	6.47

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

            All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Savings Bank's OTS assessment for the year ended December 31, 2001 was $44,000.

            Federal Home Loan Bank System. The Savings Bank is a member of the FHLB-Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Savings Bank, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Seattle. The Savings Bank is in compliance with this requirement with an investment in FHLB-Seattle stock of $1.6 million at December 31, 2001.

            The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

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

            The FDIC has adopted a risk-based system for assessing deposit insurance premiums. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

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

            At December 31, 2001, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

            Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

            Qualified Thrift Lender Test. All savings associations, including the Savings Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2001, the Savings Bank met the test and its QTL percentage was 81.0%.

            Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

            Capital Requirements. Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2001, the Savings Bank had tangible capital of $12.6 million, or 8.27% of adjusted total assets, which is approximately $10.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2001, the Savings Bank had core capital equal to $12.6 million, or 8.27% of adjusted total assets, which is $8.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

            On December 31, 2001, the Savings Bank had total risk-based capital of approximately $13.6 million, including $12.6 million in core capital and $939,000 in qualifying supplementary capital, and risk-weighted assets of $95.3 million, or total capital of 14.24% of risk-weighted assets. This amount was $5.9 million above the 8% requirement in effect on that date.

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

            Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Savings Bank's limit on loans to one borrower was $2.0 million. At December 31, 2001, the Savings Bank's largest single loan to one borrower was $1.7 million, which was performing according to its original terms.

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

            Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

            Qualified Thrift Lender Test. If the Savings Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations - Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

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

Audits

            The Corporation's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Subsidiary Activities

            As of December 31, 2001, Alaska Pacific did not own any active subsidiaries.

Personnel

            As of December 31, 2001, the Savings Bank had 62 full-time and 7 part-time employees, none of whom are represented by a collective bargaining unit. The Savings Bank believes its relationship with its employees is good.

Competition

            Alaska Pacific faces strong competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks and credit unions operating in its primary market area. The Savings Bank competes with four commercial banks (including one Southeast Alaska based community bank, two giant super-regional banks and one statewide regional bank) and six credit unions in its primary market area. Particularly in times of high interest rates, Alaska Pacific has faced additional significant competition for investors' funds from short-term money market securities, other corporate and government securities and credit unions. The Savings Bank's competition for loans also comes from mortgage bankers and Internet-based marketers. This competition for deposits and the origination of loans may limit Alaska Pacific's future growth.

            Alaska Pacific's market share is approximately 12% of deposits in Southeast Alaska, but the total market in this calculation includes credit unions only for those based in Southeast Alaska. If one were to include state-wide credit unions as well as "non-bank" competitors such as brokerage firms and money market mutual funds, Alaska Pacific's share would be somewhat less. Alaska Pacific's largest competitor is Wells Fargo, with a market share of approximately 40%. Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 2.   Description of Property

            The following table sets forth certain information regarding Alaska Pacific's offices at December 31, 2001.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$49,760
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	30,740
Juneau, Alaska 99801

400 Mission Street	1974	5,300	12,704
Ketchikan, Alaska 99901

2442 Tongass Avenue (2)	1997	1,550	4,889
Ketchikan, Alaska 99901

101 Lake Street (3)	1978	3,326	15,307
Sitka, Alaska 99835

310 Hill Street
Hoonah, Alaska 99829 (4)	2000	900	3,833

615 Mallott Avenue
Yakutat, Alaska 99689 (4)	2000	900	9,076

_____________

(1)        Lease expires in January 2009, with one 10-year option to renew.
(2)        Lease expires in November 2002, with four three-year options to renew.
(3)        Lease expires in May 2003, with option to renew for an unspecified term.
(4)        Lease expires in December 2003, with two three-year options to renew.

            Two branches - one in Wrangell, Alaska and one in Juneau, Alaska - were closed in October 2001.

            Alaska Pacific maintains ten automated teller machines including six in the Juneau area, two in the Sitka area, and one each at the Ketchikan and Hoonah branch offices. At December 31, 2001, the net book value of Alaska Pacific's properties and its fixtures, furniture and equipment was $3.1 million.

Item 3.   Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

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

Item 7.   Financial Statements

            Independent Auditors Report on Consolidated Financial Statements for the year ended December 31, 2001*
            Independent Auditors Report on Consolidated Financial Statements for the year ended December 31, 2000 **
            (a) Consolidated Statements of Financial Condition as of December 31, 2001 and 2000*
            (b) Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000*
            (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2001 and 2000*
            (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 2001 and 2000*
            (e) Notes to Consolidated Financial Statements*

            *     Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.  All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial
                   Statements or related Notes contained in the Annual Report.

            **   Filed as Exhibit 99 hereto.

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

            The following table sets forth certain information with respect to the executive officers of the Corporation and the Savings Bank.

            Executive Officers. The executive officers of the Corporation and the Savings Bank are as follows:

	Age at December 31,	Position
Name	2001	Corporation	Savings Bank
Craig E. Dahl	52	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Lisa C. Bell	42	Executive Vice President and	Executive Vice President and
		Chief Operating Officer	Chief Operating Officer

Roger K. White	51	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

Patrick H. Wonser	59	--	Senior Vice President and
			Loan Administrator

            The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Savings Bank during at least the past five years:

            Craig E. Dahl joined the Savings Bank in 1992 and is the former President of the B.M. Behrends Banks in Juneau, Alaska.

            Lisa C. Bell joined the Bank in 1992 and has been Chief Operating Officer since 1996 and Executive Vice President since July 2001.

            Roger K. White joined the Bank in 1995 and has served in his current positions since that time. Prior to 1995, Mr. White served as Vice President and Controller of Puget Sound Bancorp, Tacoma, Washington.

            Patrick H. Wonser joined the Bank in 1997 and was made Senior Vice President and Loan Administrator in 2000. Mr. Wonser previously served as a commercial loan officer with KeyBank.

            Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Item 10.   Executive Compensation

            The information contained under the section captioned "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

Item 12.   Certain Relationships and Related Transactions

            The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement.

Item 13.   Exhibits, List and Reports on Form 8-K

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
                      3.2         Bylaws of Alaska Pacific Bancshares, Inc. (1)
                      10.1       Employment Agreement with Craig E. Dahl (2)
                      10.2       Severance Agreement with Roger K. White (2)
                      10.3       Severance Agreement with Lisa Corrigan Bell (2)
                      10.4       Severance Agreement with Thomas C. Sullivan (2)
                      10.5       Severance Agreement with Cheryl A. Crawford (2)
                      10.6       Severance Agreement with Patrick H. Wonser (2)
                      10.7       Severance Agreement with Tammi L. Knight (2)
                      10.8       Alaska Federal Savings Bank 401(k) Plan (1)
                      10.9       Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
                      10.10     Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (2)
                      10.11     Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
                      10.12     Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (3)
                      13          Annual Report to Stockholders
                      21          Subsidiaries of the Registrant
                      99          Report of Deloitte & Touche LLP on the Consolidated Financial Statements for the year ended December 31, 2000.

________________
(1)        Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
(2)        Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)        Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

            a.        Report on Form 8-K

                       No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALASKA PACIFIC BANCSHARES, INC.
Date: March 29, 2002	By: /s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
By: /s/Roger K. White Roger K. White Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 29, 2002
By: /s/Avrum M. Gross Avrum M. Gross Chairman of the Board and Director	March 29, 2002
By: /s/Roger Grummett Roger Grummett Director	March 29, 2002
By: /s/Hugh N. Grant Hugh N. Grant Director	March 29, 2002
By: /s/Deborah R. Marshall Deborah R. Marshall Director	March 29, 2002
By: /s/D. Eric McDowell D. Eric McDowell Director	March 29, 2002
By: /s/William J. Schmitz William J. Schmitz Director	March 29, 2002

                                                                               Exhibit 13

                                                  ANNUAL REPORT TO STOCKHOLDERS

                                                                                Contents

Message to Shareholders
Business of the Company
Common Stock Information
Selected Consolidated Financial Information
Management's Discussion and Analysis of Financial Condition and Results of Operations
Independent Auditors' Report
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Corporate Information

Message to Shareholders

This is Alaska Pacific Bancshares' third annual report and I am again pleased to be able to report another year of positive results in line with the company's strategic plan.

From any perspective, 2001 was a year filled with extreme events that made dramatic and permanent changes to the social and economic landscape of the nation. The cascading collapse of the technology stocks, the rapid and record decline in interest rates, and the attack on our nation's freedom, were events that together created conditions with no precedent or defined rules to follow.

However, while preparing for the economic ripple to impact our market, we again experienced the unique nature of the Alaskan economy, which often seems insulated to the economic trends of the rest of the nation. The same geographic factors that keep our regional economy from experiencing the benefits of economic growth in other areas of the country had the benefit of insulating our economy from most, if not all, of the negative events of the past year.

The business of Alaska Pacific Bank, the company's only operating subsidiary, continued at a steady pace throughout 2001, with growth in both assets and operating income keeping pace with the business plan. Total assets increased from $135.4 million at the end of 2000 to just over $154.5 million at the end of 2001. Total deposits increased by over $18 million to $126.3 million at year-end, while net loans grew by $5.4 million ending the year at $110.2 million.

Total loans originated in 2001 were $62 million, compared to $46 million in 2000 and $43.7 million in 1999. The growth trend reflects both the increased refinancing activity for mortgage loans as well as the bank's increasing role as a serious contender for commercial business.

Management took a major step to control operating expenses by closing two small offices that simply were not meeting financial expectations. The bank's offices in Wrangell and Auke Bay, Alaska were closed in October 2001. The closure of both offices required a one-time write-down of $135,000, which impacted 2001 earnings. At the same time, the two newest offices in Hoonah and Yakutat, Alaska, opened in December 2000, grew to combined deposits of just over $14 million during the year, contributing significantly to the bank's deposit growth.

The bank continued to expand its commercial product lines with significant growth in its credit card merchant services and on-line Internet banking services for business. "Web-Link" has proven to be a very competitive and robust cash management product allowing a business to manage its bank accounts, provide direct deposit payroll to its employees, make federal tax payments electronically and pay vendors online.

The one setback in the bank's product offering that occurred during 2001 was the loss of "Competix" which was being used to underwrite and approve consumer loans throughout the bank's network of offices. The product had just been introduced for use over the Internet, when Competix announced it was going out of business as a result of September 11th. Management has been exploring alternatives for this product offering, and recently signed a contract with CBC Companies. It is anticipated that online consumer lending will be introduced during the second quarter of 2002.

Basic earnings per share improved from $.20 in 2000 to $.82 in 2001, reflecting progress in line with the company's initial three-year strategic plan. Management and the board of directors are all committed to meeting the challenges of operating a service organization in Southeast Alaska that meets the needs of business and individual customers while giving our shareholders a fair return on their investment. Our combined experience in banking and specifically banking in Alaska puts Alaska Pacific Bank in a position to provide an exceptional level of service to our market, and compete effectively with the huge super-regionals, such as Wells Fargo Bank.

Management appreciates your confidence in our company and respects the importance of this investment to you. We understand our commitment is to you, the shareholder, and will not lose sight of our responsibility to those who have committed their resources to making the company a success.

                                                                             Respectfully,

                                                                                                      /s/ Craig E. Dahl
                                                                             Craig E. Dahl
                                                                            President and Chief Executive Officer

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

The Bank is a federal stock savings bank originally organized in 1935. The Bank is regulated by the Office of Thrift Supervision ("OTS"), and its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Bank has been a member of the Federal Home Loan Bank System since 1937.

The Bank operates as a community-oriented financial institution and is devoted to serving the needs of its customers, primarily in Southeast Alaska. The Bank's business consists primarily of attracting deposits from the general public and using those funds to originate residential real estate loans, commercial real estate loans, commercial business loans, and a variety of consumer loans.

                                                Common Stock Information

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." As of December 31, 2001, there were approximately 500 stockholders of record and 623,132 shares outstanding (including 34,621 unearned Employee Stock Ownership Plan ("ESOP") shares). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the Bank's mutual-to-stock conversion.

The following table sets forth market price information of the Company's stock for 2000 and 2001.
	Market Price
Years Ended December 31,	High	Low	Dividends
2000:
First Quarter	$10.25	$ 8.75	$0.05
Second Quarter	9.88	8.75	0.05
Third Quarter	12.50	9.75	0.05
Fourth Quarter	11.88	11.38	0.05
2001:
First Quarter	12.19	11.13	0.05
Second Quarter	11.60	11.12	0.05
Third Quarter	11.39	10.90	0.05
Fourth Quarter	11.09	10.45	0.05

                                      Selected Consolidated Financial Information

This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report. All years earlier than 2000 began prior to the Company's initial public offering on July 1, 1999; therefore, per-share information is not presented.
Financial Condition Data:
(in thousands) December 31,	2001	2000	1999	1998	1997
Total assets	$154,572	$135,465	$121,542	$110,806	$114,476
Loans, net	110,253	104,836	85,796	70,836	78,720
Loans held for sale	995	735	1,359	899	440
Investment securities available for sale	12,351	16,257	19,849	18,176	13,334
Investment securities held to maturity	-	-	-	-	6,196
Cash, due from banks, and interest-earning deposits in banks	23,886	6,847	7,785	14,584	10,130
Deposits	126,309	107,989	102,547	101,945	96,959
Federal Home Loan Bank advances	13,000	13,400	5,000	-	9,000
Shareholders' equity	12,991	12,383	12,477	7,250	7,140

Operating Data:
(in thousands) Year ended December 31,	2001	2000	1999	1998	1997
Interest income	$10,582	$9,843	$8,477	$8,218	$8,479
Interest expense	4,441	4,398	3,669	3,807	4,031
Net interest income	6,141	5,445	4,808	4,411	4,448
Provision for loan losses	210	395	15	60	25
Net interest income after provision for loan losses	5,931	5,050	4,793	4,351	4,423
Noninterest income	1,212	813	713	888	796
Noninterest expense	6,683	5,744	5,235	4,903	4,620
Income before income tax	460	119	271	336	599
Income tax benefit	-	-	-	-	(100)
Net income	$ 460	$ 119	$ 271	$ 336	$ 699

Net income per share:
Basic	$ 0.82	$ 0.20	-	-	-
Diluted	0.80	0.20	-	-	-

Other Data:
December 31,	2001	2000	1999	1998	1997
Number of:
Real estate loans outstanding	924	896	824	720	931
Deposit accounts	16,382	13,434	12,436	12,508	12,735
Full service offices	7	9	7	6	6
Key Financial Ratios:
At and for Year ended December 31,	2001	2000	1999	1998	1997
Performance ratios:
Return on average assets	0.32%	0.09%	0.23%	0.31%	0.63%
Return on average equity	3.63	0.96	2.68	4.67	10.36
Interest rate spread (1)	4.04	4.18	4.11	3.99	4.02
Net interest margin:
On average earning assets	4.51	4.63	4.44	4.29	4.26
On average total assets	4.23	4.32	4.09	4.01	3.99
Average interest-earning assets to average interest-bearing liabilities	114.49	112.08	109.83	108.11	106.29
Noninterest expense as a percent of average total assets	4.60	4.55	4.45	4.45	4.15
Efficiency ratio (2)	95.73	93.50	95.70	98.71	90.78

Asset Quality Ratios:
Nonaccrual loans as a percent of net loans	1.23	0.79	0.08	-	0.18
Nonperforming assets as a percent of total assets	0.99	0.69	0.18	0.28	0.13
Allowance for losses as a percent of total loans	0.84	0.75	0.66	0.94	0.94
Allowance for losses as a percent of nonperforming loans	69.09	94.60	814.29	-	514.38
Net chargeoffs to average loans	0.05	0.18	0.14	0.19	-

Equity Ratios:
Total equity to assets	8.40	9.14	10.27	6.54	6.24
Average equity to average assets	8.73	9.81	8.59	6.54	6.06

(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(2) Noninterest expense as a percent of the sum of net interest income and noninterest income, excluding gains on sale of loans and investments.

                       Management's Discussion and Analysis of Financial Condition
                                                    and Results of Operations

 General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to "2001" or "2000" indicate the year ended December 31, 2001 or 2000.

The Bank's results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, consisting of loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and Federal Home Loan Bank ("FHLB") borrowings. Among other things, fee income, provisions for loan losses, operating expenses and income tax provisions also affect the Bank's net income. General economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities also significantly affect the Bank's results of operations.

Forward-Looking Statements

This annual report contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

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

Comparison of Financial Condition at December 31, 2001 and 2000

Total assets increased $19.1 million, or 14.1%, to $154.6 million at December 31, 2001 from $135.5 million at December 31, 2000. The increase is primarily due to an increase in deposits, which funded increases in loans and interest earning deposits in banks.

Loans increased $5.6 million, or 5.3%, to $111.2 million at December 31, 2001 from $105.6 million at December 31, 2000. The growth was the result of continued strong loan originations, offset by more rapid loan prepayments, especially in mortgage loans. Particular gains were made in construction loans, which increased $3.7 million, or 217%, and in commercial business loans, which increased $3.5 million, or 34%. A comparison of the composition of the portfolio at both dates is as follows:

(dollars in thousands) December 31,	2001		2000
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$49,242	44.29%	$51,542	48.80%
Multifamily	1,972	1.77	2,018	1.91
Commercial nonresidential	17,470	15.71	16,713	15.82
Land	5,366	4.83	5,651	5.35
Construction:
One- to four-family	4,006	3.60	1,697	1.61
Commercial nonresidential	1,378	1.24	-	-
Commercial business	14,000	12.59	10,459	9.90
Consumer:
Home equity	9,918	8.92	10,011	9.48
Boat	5,538	4.98	5,802	5.49
Automobile	1,289	1.16	1,296	1.23
Other	1,013	0.91	435	0.41
Total loans	111,192	100.00%	105,624	100.00%
Less:
Allowance for loan losses	939		788
Loans, net	$110,253		$104,836

Cash and cash equivalents increased $17.0 million to $23.9 million at December 31, 2001, compared to $6.8 million at December 31, 2000. The increase was primarily the result of increased deposits. Subsequent to year end, $8.0 million of this liquidity was used to reduce one-year FHLB advances maturing in the first two months of 2002. The remainder is intended to be used primarily to fund growth in loans and other earning assets in 2002.

Available-for-sale securities decreased $3.9 million to $12.4 million at December 31, 2001, compared to $16.3 million at December 31, 2000. The decrease resulted from principal repayments.

Premises and equipment decreased $338,000, or 9.8%, to $3.1 million at December 31, 2001 from $3.4 million at December 31, 2000, primarily as a result of depreciation which exceeded new additions.

Total deposits increased a significant $18.3 million, or 17.0%, to $126.3 million at December 31, 2001 from $108.0 million at December 31, 2000. Approximately $10.5 million of the increase was attributable to the new Hoonah and Yakutat offices that opened in December 2000, offset by a $734,000 decrease in deposits at the Auke Bay and Wrangell offices that closed in October 2001. The remainder is likely attributable to increased liquidity in the economy as well as strong marketing efforts aimed at increasing deposits from business customers. Noninterest-bearing demand deposits, which traditionally have been a very small part of deposits for thrift institutions, increased during 2001 by $4.7 million, or 57.8%, comprising 10.2% of total deposits at December 31, 2001.

Total shareholders' equity increased $608,000 to $13.0 million at December 31, 2001 compared to $12.4 million at December 31, 2000. The increase is primarily the result of net income of $460,000 and a $148,000 improvement in unrealized gains and losses on securities available for sale.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000

General. During 2001, the Bank continued a strategy of increasing deposits and earning assets as part of a long-term plan for growth to a more optimal size in relation to the existing infrastructure of employees, office locations and equipment.

Net Income. Net income increased by $341,000, or 286.5%, to $460,000 for 2001, compared to $119,000 for 2000. The increase in net income is the result of higher revenues and a lower provision for loan losses, offset by higher noninterest expense, including the cost of closing two unprofitable branches. For purposes of comparison, income might be separated into major components as follows:
			Increase
(in thousands) Year ended December 31,	2001	2000	(Decrease)
Net interest income	$6,141	$5,445	$ 696
Gain on sale of mortgage loans	372	115	257
Other noninterest income	840	698	142
Net revenues	7,353	6,258	1,095
Noninterest expense, excluding branch closure costs	(6,548)	(5,744)	(804)
Subtotal	805	514	291
Provision for loan losses	(210)	(395)	185
Net income, excluding branch closure costs	595	119	476
Branch closure costs	(135)	-	(135)
Net income	$ 460	$ 119	$ 341

Net Interest Income. Net interest income increased $696,000, or 12.8%, to $6.1 million in 2001 from $5.4 million in 2000. The improvement resulted primarily from an increase in average earning assets. Average earning assets increased $18.4 million, or 15.7%, to $136.0 million in 2001 from $117.6 million in 2000. See the table in "Average Balances, Interest and Average Yields/Cost" elsewhere in this discussion.

Total interest income increased $739,000, or 7.5%, to $10.6 million in 2001 from $9.8 million in 2000, primarily due to the increase in average earning assets. Offsetting the increase in total average earning assets was a decline in the average yield on earning assets to 7.78% in 2001 from 8.37% in 2000, primarily due to lower market interest rates.

Total interest expense increased $43,000, or 1.0%, to $4.44 million in 2001 from $4.40 million in 2000. The small net change is reflective of higher average deposits and borrowings, offset by lower average rates.

The net interest margin on average earning assets declined to 4.51% in 2001 from 4.63% in 2000, reflecting a number of factors. While interest-bearing liabilities cost less as market interest rates decline, the relative amount of downward change tends to be limited in the lower-rate demand and savings deposits as market rates approach historical lows as they did late in 2001. In addition, the rapid rise in deposits during 2001 resulted in relatively higher balances in low-earning cash equivalents on the asset side of the balance sheet. A positive factor was the increase in noninterest-bearing demand deposits, although the relative benefit of this trend is not as important as when market interest rates are higher.

Noninterest Income. Total noninterest income increased $399,000, or 49.1%, to $1.2 million in 2001, compared with $813,000 in 2000.

A portion of the increase is attributable to a $257,000 increase in gains on sale of mortgage loans. Such gains are a part of the Bank's core business, but tend to be much more variable than other components of noninterest income due to (1) changes in market interest rates which greatly affect the level of mortgage refinancing activity and (2) management's ongoing decisions on what portion of the mortgage loan production is sold or kept in the loan portfolio. Generally the "keep or sell" decisions are made for purposes of overall asset and liability management, including managing interest-rate risk.

Excluding gains on sale of mortgage loans, noninterest income increased $142,000, or 20.3%, to $840,000 in 2001 compared with $698,000 in 2000. The largest contributors to this increase were service charges on deposit accounts and other service charges and fees which together increased $129,000, or 25.0%. The increase in service charge income is attributable to continued growth deposits, particularly checking accounts, and other new business.

Noninterest Expense. Noninterest expense was $6.7 million for 2001, compared to $5.7 million for 2000, an increase of $939,000, or 16.3%. Included in this increase are two items which affect the comparability of the amounts. First, 2001 included costs of $135,000 for closing two unprofitable offices - the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in Juneau, Alaska. These offices were closed in October 2001 to reduce operating costs and improve efficiency.

In addition, noninterest expense in 2001 included $363,000 for two new offices in Hoonah and Yakutat, Alaska, opened in December 2000. These branches were opened as the sole financial institutions in these communities, under an arrangement with KeyBank whereby it agreed, for a fee, to close its office in each community and facilitate the movement of customers' accounts to the Bank. Most of the former KeyBank customers moved their accounts to the Bank during 2001 in a gradual transition, but the branches did not contribute revenues for the entire year commensurate with the level of costs. The $99,000 fee paid to KeyBank is accounted for as an intangible asset and amortized to expense over an estimated useful life of seven years.

Noninterest expense, excluding the branch closure costs and operating costs of the new offices, increased $441,000, or 7.7%, from 2000 to 2001. The most significant contributor to this increase was compensation and benefits expense which, excluding the new offices, increased $318,000, or 11.0%. This increase includes performance-based employee bonuses of $111,000 as well as normal pay increases and higher costs of benefits.

Income Taxes. The Company did not recognize any tax on current income in 2001 or 2000 because of the existence of $3.5 million in net operating loss carryforwards, which expire in various years beginning in 2004 through 2021. At December 31, 2001, the Company had $1.4 million in net deferred tax assets, which were offset by a valuation allowance of $1.1 million. Net deferred tax assets of $300,000 have been recognized in income in past years and are included in other assets at December 31, 2001. Based on projected earnings, management believes that the net deferred tax asset is recoverable.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased to $210,000 for 2001 compared to $395,000 for 2000 and $15,000 for 1999. The provisions for both years were considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses was $939,000 (0.84% of total loans) at December 31, 2001, compared with $788,000 (0.75% of total loans) and $570,000 (0.66% of total loans) at December 31, 2000 and 1999, respectively. The provisions and the resulting allowance are reflective of numerous factors, including the following:

  Loan losses. Net loan chargeoffs were $59,000 (0.05% of total loans) in 2001 compared with $177,000 (0.17% of total loans) in 2000 and $119,000 (0.14% of total loans) in 1999.

  Growth and composition of the portfolio. Total loans grew to $111.2 million at December 31, 2001, compared with $105.6 million and $86.4 million at December 31, 2000 and 1999, respectively. This net growth, however, reflects wider changes in composition away from single-family mortgages, which declined to 44.3% of the portfolio from 48.8% and 50.5%, moving to a greater proportion of commercial business loans, which increased to 12.6% of the portfolio from 9.9% and 8.6% and construction loans, which increased to 4.8% of the portfolio from 1.6% and 1.8%, in each case comparing December 31, 2001 with December 31, 2000 and 1999, respectively. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

  Management analysis of potential problem loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectibility may not be assured. Such loans amounted to $2.4 million (2.1% of total loans) at December 31, 2001, compared with $1.8 million (1.7% of total loans) at December 31, 2000. Of these, estimated loan impairments of approximately $101,000 and $105,000 were specifically considered in the assessment at December 31, 2001 and 2000, respectively.

  Nonperforming and classified loans. Nonaccrual loans increased to $1.36 million (1.2% of total loans) at December 31, 2001, from $833,000 (0.79% of total loans) at December 31, 2000 and $70,000 (0.08% of total loans) at December 31, 1999. Loans classified as "substandard" or "doubtful" decreased to $995,000 (0.94% of total loans) at December 31, 2001, from $1.2 million (1.1% of total loans) at December 31, 2000, but increased from $40,000 (0.05% of total loans) at December 31, 1999.

  Economic conditions. Management considered known economic conditions in each of the geographic areas that the Bank makes loans. For the last several years, Southeast Alaska's economy has been relatively "flat" but stable, and management knows of no current economic conditions which warrant expectations of significant growth or decline in the Bank's markets. However, factors in both the national and local economies have tended to increase the level of uncertainty, and this has been considered in assessing the allowance.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events might result in adjustment to the allowance for loan losses if circumstances differ substantially from the assumptions used in making the final determination. One or more of these events could have a significant effect on net income, and the effect could be both material and adverse.

For further information on the Bank's accounting for the allowance for loan losses as well as how loan impairment is determined, see Note 1 of Notes to Consolidated Financial Statements.

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
(dollars in thousands) Year ended December 31,		2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$112,030	$9,295	8.30%	$97,092	$8,496	8.75%
Investment securities (1)	16,346	1,068	6.53	18,755	1,246	6.64
Interest-earning deposits in banks	7,629	219	2.88	1,721	101	5.87
Total interest-earning assets	136,005	10,582	7.78	117,568	9,843	8.37
Allowance for loan losses	(796)			(549)
Cash and due from banks	4,778			3,754
Other assets	5,159			5,371
Total assets	$145,146			$126,144

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$ 26,922	$ 461	1.71%	$ 25,224	$ 543	2.15%
Money market	18,004	571	3.17	15,259	607	3.98
Savings	18,817	494	2.63	17,734	534	3.01
Certificates of deposit	41,893	2,154	5.14	35,229	1,974	5.60
Total interest-bearing deposits	105,636	3,680	3.48	93,446	3,658	3.91
Borrowings	13,155	761	5.78	11,446	740	6.47
Total interest-bearing liabilities	118,791	4,441	3.74	104,892	4,398	4.19
Noninterest-bearing demand deposits	11,167			6,492
Other liabilities	2,516			2,385
Shareholders' equity	12,672			12,375
Total liabilities and shareholders' equity	$145,146			$126,144

Net interest income		$6,141			$5,445

Interest rate spread			4.04%			4.18%

Net interest margin:
On average interest-earning assets			4.51%			4.63%
On average total assets			4.23%			4.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.49%			112.08%

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
(in thousands) Year ended December 31, 2001 compared with 2000	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(440)	$1,307	$ (68)	$ 799
Investment securities	(21)	(160)	3	(178)
Interest-earning deposits in banks	(52)	345	(175)	118
Total net change in interest income	(513)	1,492	(240)	739

Interest-bearing liabilities:
Interest-bearing demand accounts	(112)	37	(7)	(82)
Money market accounts	(123)	109	(22)	(36)
Savings accounts	(69)	33	(4)	(40)
Certificates of deposit	(162)	373	(31)	180
Borrowings	(77)	110	(12)	21
Total net change in interest expense	(543)	662	(76)	43

Net change in net interest income	$ 30	$ 830	$(164)	$ 696

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.
	At December 31,	For the Year Ended December 31,
	2001	2001	2000

Weighted average yield on:
Loans	7.92%	8.30%	8.75%
Investment securities	6.14	6.53	6.64
Interest-earning deposits in banks	1.53	2.88	5.87
Total interest-earning assets	6.94	7.78	8.37

Weighted average rate paid on:
Interest-bearing demand accounts	0.78	1.71	2.15
Money market accounts	1.84	3.17	3.98
Savings accounts	1.49	2.63	3.01
Certificates of deposit	3.97	5.14	5.60
Total interest-bearing deposits	2.29	3.48	3.91
Borrowings	5.67	5.14	6.47
Total interest-bearing liabilities	2.64	3.74	4.19

Interest rate spread	4.30	4.04	4.18

Net interest margin on:
Average interest-earning assets	4.61	4.51	4.63
Average total assets	4.26	4.23	4.32

Asset and Liability Management and Market Risk

Qualitative Analysis - Risks When Interest Rates Change. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The relative amounts of interest-earning assets and interest-bearing liabilities also affect net interest income. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of noninterest income and expenses. Noninterest income includes service charges and fees and gain on sale of loans and investments. Noninterest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. General economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies also significantly affect the Bank's results of operations.

Quantitative Analysis - How the Bank Measures Its Risk of Interest Rate Changes. The Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank has no significant foreign currency exchange rate risk or commodity price risk.

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

In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than "normal" level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank's regulatory capital levels at December 31, 2001, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2001, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.
(dollars in thousands)	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point ("bp") Change in Rates	Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300 bp	$16,977	$(4,258)	(20)%	10.83%	(226) bp
200	18,495	(2,740)	(13)	11.66	(143)
100	20,030	(1,205)	(6)	12.47	(62)
0	21,235	-	-	13.09	-
(100)	21,269	34	-	13.07	(2)

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

The above table illustrates, for example, that at December 31, 2001 an instantaneous 200 basis point increase in market interest rates would reduce the Bank's net portfolio value by approximately $2.7 million, or 13%, and an instantaneous 100 basis point decrease in market interest rates would increase the Bank's net portfolio value by an insignificant $34,000.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.
	December 31, 2001	September 30, 2001	December 31, 2000
Pre-shock net portfolio value ratio	13.09%	13.16%	12.06%
Post-shock net portfolio value ratio	11.66%	11.55%	10.12%
Decline in net portfolio value ratio	143 bp	161 bp	194 bp

The calculated risk exposure measures indicate that the Bank's interest-rate risk at December 31, 2001 has decreased somewhat from the previous year end, in that a "shock" increase in market rates would have a relatively smaller negative effect on net portfolio value. Among other factors, this is due to a gradual shift in earning assets to assets which tend to reprice with greater frequency.

The OTS uses certain assumptions in assessing the interest rate risk of thrift institutions. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Bank has traditionally been the origination of one- to four-family mortgage loans and consumer loans, but in recent years the Bank has increased significantly its originations of other types of real estate loans and commercial business loans. Between December 31, 2001 and 2000, one- to four-family mortgages decreased $2.3 million (4.5%) while commercial business loans increased $3.5 million (33.9%), and construction loans increased $3.7 million (217%). Other investing activities during 2001 and 2000 included the purchase of $724,000 of treasury stock in 2000. FHLB borrowings, principal repayments on loans and mortgage-backed securities, and deposits were the primary means for funding these activities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2001 and 2000, the Company used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2001, the Bank had loan commitments (excluding loans in process), including unused portions of commercial business lines of credit, of $3.8 million.

At December 31, 2001, the Bank had $6,000 of net unrealized gains on investment securities classified as available for sale, which represented 0.05% of the amortized cost ($12.3 million) of the securities. This represented an improvement of $148,000 compared with $142,000 of unrealized losses at December 31, 2000, primarily due to declining market interest rates in 2001. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and eventually be eliminated.

At December 31, 2001, certificates of deposit amounted to $42.0 million, or 33.2% of the Bank's total deposits, including $34.3 million scheduled to mature by December 31, 2002. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments by deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2001, Alaska Pacific was in compliance with all regulatory capital requirements which were effective as of this date with tangible, core and risk-based capital ratios of 8.27%, 8.27% and 14.24%, respectively. For further information, see Note 3 of Notes to Consolidated Financial Statements.

Change in Independent Auditors

On June 21, 2001, the Company dismissed Deloitte & Touche LLP as its certifying accountant because Deloitte & Touche LLP closed its office in Alaska. The decision to dismiss Deloitte & Touche LLP was made by the Board of Directors upon the recommendation of the Company's Audit Committee.

On June 21, 2001, the Board of Directors, at the recommendation of its Audit Committee, engaged KPMG LLP, as the Company's certifying accountants. The Company has not consulted with KPMG, LLP during its two most recent fiscal years nor during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

The report of Deloitte & Touche LLP on the Company's financial statements for either of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and subsequent interim periods preceding the change in auditors, the Company was not in disagreement with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its audit report.

Recent Accounting Pronouncements

Significant recent Statements of Financial Accounting Standards ("SFAS") and the impact of their adoption are described below.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS 125), was effective for transfers and extinguishments of liabilities occurring after March 31, 2001.

SFAS 141, Business Combinations, issued in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. The statement also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

SFAS 142, Goodwill and Other Intangible Assets, was also issued in July 2001. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

SFAS 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses the accounting for the legal obligation associated with the retirement of a tangible long lived asset.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective beginning in 2002.

Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Alaska Pacific Bancshares, Inc.
Juneau, Alaska

We have audited the accompanying consolidated balance sheet of Alaska Pacific Bancshares, Inc. and Subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2000, were audited by other auditors whose report dated February 23, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                       /s/KPMG LLP

February 15, 2002

Alaska Pacific Bancshares, Inc. and Subsidiary
 Consolidated Balance Sheets
(in thousands) December 31,	2001	2000
Assets
Cash and due from banks	$ 5,473	$ 5,369
Interest-earning deposits in banks	18,413	1,478
Total cash and cash equivalents	23,886	6,847
Investment securities available for sale, at fair value (amortized cost: 2001 - $12,345; 2000 - $16,399)	12,351	16,257
Federal Home Loan Bank stock	1,553	1,451
Loans held for sale	995	735
Loans	111,192	105,624
Less allowance for loan losses	939	788
Loans, net	110,253	104,836
Accrued interest receivable	668	782
Premises and equipment	3,109	3,447
Repossessed assets	166	106
Other assets	1,591	1,004
Total Assets	$154,572	$135,465

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand			$ 12,932	$ 8,195
Interest-bearing demand			29,114	27,036
Money market			21,020	16,892
Savings			21,263	18,340
Certificates of deposit			41,980	37,526
Total deposits			126,309	107,989
Federal Home Loan Bank advances			13,000	13,400
Advance payments by borrowers for taxes and insurance			905	846
Accounts payable and accrued expenses			426	181
Accrued interest payable			609	565
Other liabilities			332	101
Total liabilities			141,581	123,082
Commitments and contingencies (Notes 12 and 14)
Shareholders' Equity:
	December 31,
Common stock ($0.01 par value):	2001	2000
Authorized shares	20,000,000	20,000,000
Issued	655,415	655,415
Outstanding	623,132	623,132	7	7
Additional paid-in capital			5,791	5,783
Treasury stock	(32,283)	(32,283)	(400)	(400)
Unearned ESOP shares	(34,621)	(40,749)	(346)	(407)
Unvested shares in stock award plan	(18,788)	(24,032)	(183)	(234)
Retained earnings			8,116	7,776
Accumulated other comprehensive income (loss)			6	(142)
Total shareholders' equity			12,991	12,383
Total Liabilities and Shareholders' Equity			$154,572	$135,465

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
 Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2001	2000
Interest Income
Loans	$9,295	$8,496
Investment securities	1,068	1,246
Interest-earning deposits in banks	219	101
Total interest income	10,582	9,843
Interest Expense
Deposits	3,680	3,658
Federal Home Loan Bank advances	761	740
Total interest expense	4,441	4,398
Net Interest Income	6,141	5,445
Provision for loan losses	210	395
Net interest income after provision for loan losses	5,931	5,050
Noninterest Income
Mortgage servicing income	195	182
Service charges on deposit accounts	471	372
Other service charges and fees	174	144
Gain on sale of mortgage loans	372	115
Total noninterest income	1,212	813
Noninterest Expense
Compensation and benefits	3,387	2,903
Occupancy and equipment	1,450	1,296
Data processing	349	390
Professional and consulting fees	276	242
Marketing and public relations	204	225
Branch closure costs	135	-
Other	882	688
Total noninterest expense	6,683	5,744
Income before income tax	460	119
Income tax	-	-
Net Income	$ 460	$ 119

Net income per share:
Basic	$ 0.82	$ 0.20
Diluted	0.80	0.20

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
 Consolidated Statements of Changes in Shareholders' Equity

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Unvested Shares in Stock Award Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity
Balance, January 1, 2000	$ 7	$ 5,850	$ -	$ (472)	$ -	$7,786	$ (694)	$ 12,477

Net income						119		119
Other comprehensive income:
Net change in unrealized losses on securities available for sale							552	552
Other comprehensive income							552	552
Comprehensive income								671
Purchase of treasury stock			(724)					(724)
ESOP shares earned		2		65				67
Issuance of restricted stock awards		(69)	324		(255)			-
Accrued vesting of restricted stock					21			21
Cash dividends ($0.05 per share)						(129)		(129)
Balance, December 31, 2000	7	5,783	(400)	(407)	(234)	7,776	(142)	12,383

Net income						460		460
Other comprehensive income:
Net change in unrealized losses on securities available for sale							148	148
Other comprehensive income							148	148
Comprehensive income								608
ESOP shares earned		8		61				69
Accrued vesting of restricted stock					51			51
Cash dividends ($.20 per share)						(120)		(120)
Balance, December 31, 2001	$ 7	$5,791	$(400)	$(346)	$(183)	$8,116	$ 6	$12,991

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
 Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2001	2000
Operating Activities
Net income	$ 460	$ 119
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	395
Depreciation and amortization	446	439
Gain on sale of mortgage loans	(372)	(115)
Federal Home Loan Bank stock dividends	(102)	(90)
Amortization of fees, discounts, and premiums, net	(33)	(45)
ESOP expense	69	67
Stock award expense	51	21
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	114	(151)
Other assets	(587)	(77)
Advance payments by borrowers for taxes and insurance	59	25
Accrued interest payable	44	198
Accounts payable and accrued expenses	245	(26)
Other liabilities	231	(22)
Net cash provided by operating activities	835	738
Investing Activities
Maturities and principal repayments of investment securities available for sale	4,060	4,125
Loan originations, net of principal repayments	(32,163)	(29,762)
Proceeds from sale of mortgage loans	26,505	11,024
Purchase of premises and equipment	(108)	(197)
Proceeds from sale of repossessed assets	110	145
Net cash used in investing activities	(1,596)	(14,665)
Financing Activities
Purchase of treasury stock	-	(724)
Cash dividends paid	(120)	(129)
Net increase (decrease) in Federal Home Loan Bank advances	(400)	8,400
Net increase in demand and savings deposits	13,866	2,570
Net increase in certificates of deposit	4,454	2,872
Net cash provided by financing activities	17,800	12,989
Increase (decrease) in cash and cash equivalents	17,039	(938)
Cash and cash equivalents at beginning of year	6,847	7,785
Cash and cash equivalents at end of year	$23,886	$ 6,847
Supplemental information:
Cash paid for interest	$ 4,397	$ 4,200
Loans repossessed and transferred to repossessed assets	170	106
Net change in unrealized loss on securities available for sale	148	552
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
 Notes to Consolidated Financial Statements
December 31, 2001 and 2000
Note 1 - Summary of Significant Accounting Policies

General:  The accompanying consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Holding Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"). The Holding Company and the Bank are collectively referred to as the "Company." All significant intercompany transactions have been eliminated in consolidation.

The Holding Company was formed in 1999 when the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, issuing 655,415 shares in a subscription and community offering. Concurrent with the conversion, the Bank changed its name from Alaska Federal Savings Bank to Alaska Pacific Bank.

The Bank provides a range of financial services to individuals and small businesses in Southeast Alaska. The Bank's financial services include accepting deposits from the general public and making residential and commercial real estate loans, consumer loans, and commercial loans. The Bank also originates, sells, and services residential mortgage loans under several federal and state mortgage-lending programs.

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

Loans Held for Sale: Loans held for sale consist primarily of residential mortgage loans and are individually valued at the lower of cost or market. Loans are recorded as sold when the loan documents are sent to the investor.

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

General component The general allowance component is calculated by loan category as a range of estimated loss by applying various loss factors to pass-graded outstanding loans. The loss factors are based primarily on industry loss statistics, adjusted for the Bank's historical loss experience and other significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

Specific component The specific allowance component is established in cases where management has identified conditions or circumstances related to a problem-graded loan that management believes indicate a probable loss. A range of estimated loss is established for each such loan.

Loan impairment is measured in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under these standards, loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All problem-graded loans are evaluated for impairment. Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.

Mortgage Servicing Rights: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans, which at December 31, 2001 and 2000, consisted entirely of one- to four-family residential mortgage loans.

Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets: 20 to 50 years for buildings, 5 to 10 years for leasehold improvements, and 3 to 10 years for furniture and equipment. Expenditures for improvements and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

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

Federal Home Loan Bank Stock: The Bank's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2001, the Bank's minimum investment requirement was approximately $729,000. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB.

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

Stock Option Plan: The Company accounts for the cost of stock options using the intrinsic value method. Note 11 of Notes to Consolidated Financial Statements presents pro forma information as though the cost were determined in accordance with the fair value method as defined by SFAS 123.

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

Recent Accounting Pronouncements: Significant recent Statements of Financial Accounting Standards and the impact of their adoption are described below.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS 125), was effective for transfers and extinguishments of liabilities occurring after March 31, 2001.

SFAS 141, Business Combinations, issued in July 2001, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. The statement also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

SFAS 142, Goodwill and Other Intangible Assets, was also issued in July 2001. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

SFAS 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses the accounting for the legal obligation associated with the retirement of a tangible long lived asset.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective beginning in 2002.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, deferred income taxes, and useful lives for depreciation of premises and equipment. Actual results could differ from these estimates.

Note 2 - Branch Closures

In October 2001, the Bank closed two of its banking offices - the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in Juneau, Alaska. The decision to close was based on the branches' small size and resulting operating inefficiencies, as well as their limited potential, in management's opinion, for growth. Both communities remain well served by competing banks and, in the case of the Auke Bay Office, by the Bank's two remaining offices in Juneau.

The cost of closing the two branches, $135,000, is included in the accompanying consolidated income statement for the year ended December 31, 2001, as "branch closure costs."

Note 3 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action ("PCA"), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures have been established by regulation to ensure capital adequacy and require the Bank to maintain minimum capital amounts and ratios (set forth in the following table). The Bank's primary regulatory agency, the Office of Thrift Supervision, requires that the Bank maintain minimum amounts and ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3%, and total risk-based capital (as defined) of 8%. The Bank is also subject to PCA capital requirement regulations set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2001 and 2000, the Bank meets all capital adequacy requirements to which it is subject. The Bank was categorized as "well capitalized" in the most recent notification by the Office of Thrift Supervision. There have been no events or conditions since that notification that management believes would change the Bank's capital category.
				Minimum Capital Required
(dollars in thousands)	Actual		For Capital Adequacy Purposes	To Be Categorized as "Well Capitalized" Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001:
Tangible capital (to total assets)	$12,628	8.27%	$2,291	1.50%	N/A	N/A
Core capital (to total assets)	12,625	8.27	4,582	3.00	$7,636	5.00%
Total risk-based capital (to risk weighted assets)	13,567	14.24	7,624	8.00	9,531	10.00
Tier I risk-based capital (to risk weighted assets)	12,628	13.25	N/A	N/A	5,718	6.00

December 31, 2000:
Tangible capital (to total assets)	$12,351	9.19%	$2,016	1.50%	N/A	N/A
Core capital (to total assets)	12,351	9.19	4,033	3.00	$6,721	5.00%
Total risk-based capital (to risk weighted assets)	13,044	15.12	6,899	8.00	8,624	10.00
Tier I risk-based capital (to risk weighted assets)	12,351	14.22	N/A	N/A	5,175	6.00

Note 4 - Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001
Mortgage-backed securities:
FNMA	$ 1,822	$ 2	$ (49)	$ 1,775
FHLMC	2,322		(119)	2,203
GNMA	7,832	197	(16)	8,013
U.S. agencies and corporations:
SBA pools	369	3	(12)	360
Total	$12,345	$202	$(196)	$12,351

December 31, 2000
Mortgage-backed securities:
FNMA	$ 2,450	$ 2	$ (83)	$ 2,369
FHLMC	3,182		(169)	3,013
GNMA	10,199	159	(33)	10,325
Collateralized mortgage obligations	164		(1)	163
U.S. agencies and corporations:
SBA pools	404	1	(18)	387
Total	$16,399	$162	$(304)	$16,257

No securities were designated as held to maturity at December 31, 2001 or 2000.

The following table summarizes the amortized cost and fair values of debt securities by maturity group:
(in thousands) December 31, 2001	Amortized Cost	Fair Value
Amount with final maturity:
After five but within ten years	$ 142	$ 145
After ten years	12,203	12,206
Total	$12,345	$12,351

Maturities of mortgage-backed securities are classified based on their final contractual maturities. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2001, investment securities with amortized cost of $5,495,000 and market value of $5,340,000 were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2001 or 2000. The Bank does not have a trading securities portfolio.

Note 5 - Loans

Loans are summarized as follows:
(in thousands) December 31,	2001	2000
Real estate:
Permanent:
One- to four-family	$ 49,242	$ 51,542
Multifamily	1,973	2,018
Commercial nonresidential	17,470	16,713
Land	5,366	5,651
Construction:
One- to four-family	4,006	1,697
Commercial nonresidential	1,378	-
Commercial business	14,000	10,459
Consumer:
Home equity	9,918	10,011
Boat	5,538	5,802
Automobile	1,288	1,296
Other	1,013	435
Loans	$111,192	$105,624

Loans held for sale	$ 995	$ 735

Loans are net of deferred loan fees and other discounts amounting to $382,000 and $333,000 at December 31, 2001 and 2000, respectively.

Interest income from tax-exempt loans was $84,000 and $90,000 in 2001 and 2000, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Other commercial loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

The Bank had impaired loans amounting to $195,000 and $366,000 at December 31, 2001 and 2000, respectively.

Mortgage Loan Servicing: The Bank services one- to four-family residential mortgage loans for Alaska Housing Finance Corporation ("AHFC"), U.S. Government agencies, and institutional and private investors totaling $82,352,000 and $73,684,000 as of December 31, 2001 and 2000, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $195,000 and $182,000 for 2001 and 2000, respectively.

The amortized cost of mortgage servicing rights, which approximates fair value, is $418,000 and $280,000 at December 31, 2001 and 2000, respectively. The amount of servicing assets recognized during 2001 was $182,000 and amortization was $44,000 for the year. The amount of servicing assets recognized during 2000 was $80,000 and amortization was $34,000 for the year. It has been determined that a valuation allowance for impairment is not required at December 31, 2001 or 2000.

Included in loans serviced for others at December 31, 2001 are 20 loans with current balances totaling $1,107,000 for which the Bank is subservicer under agreements with AHFC. Of these, 11 loans totaling $803,000 are owned by the Government National Mortgage Association ("GNMA") and 9 loans totaling $304,000 are owned by the Federal National Mortgage Association ("FNMA").

Related Party Loans: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $3,629,000 and $3,487,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001 and 2000, new loans of this type were $763,000 and $2,720,000, respectively, and repayments were $621,000 and $563,000, respectively.

Note 6 - Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:
(in thousands) Year ended December 31,	2001	2000
Balance at beginning of year	$ 788	$ 570
Provision for loan losses	210	395
Loans charged off	(63)	(181)
Recoveries	4	4
Balance at end of year	$ 939	$ 788

Note 7 - Premises and Equipment

Following is a summary of premises and equipment:
(in thousands) December 31,	2001	2000
Land	$ 676	$ 676
Buildings	3,866	3,852
Leasehold improvements	1,490	1,517
Furniture, fixtures and equipment	2,499	2,450
	8,531	8,495
Less accumulated depreciation	(5,422)	(5,048)
	$3,109	$3,447

Depreciation and amortization expense for the years ended December 31, 2001 and 2000 amounted to $446,000 and $439,000, respectively.

Note 8 - Deposits

Deposits in excess of $100,000 are not federally insured. Certificates of deposit exceeding $100,000 at December 31, 2001 and 2000, were $12,016,000 and $5,961,000, respectively, and the uninsured excess over $100,000 amounted to $6,816,000 and $1,961,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2001, are as follows:
(in thousands) Year ending December 31,
2002	$34,319
2003	3,548
2004	1,184
2005	935
2006 and thereafter	1,994
$41,980

Interest expense on deposits consists of the following:
(in thousands) Year ended December 31,	2001	2000
Interest-bearing demand	$ 461	$ 543
Money market	571	607
Savings	494	534
Certificates of deposit	2,154	1,974
	$3,680	$3,658

The weighted averages interest rates paid on deposits are as follows:
Year ended December 31,	2001	2000
Interest-bearing demand	1.71%	2.15%
Money market	3.17	3.98
Savings	2.63	3.01
Certificates of deposit	5.14	5.60

Note 9 - Federal Home Loan Bank Advances

FHLB advances consist of the following:
(dollars in thousands) December 31,	2001	2000
Overnight funds, 6.825%	$ -	$ 5,100
Short-term advance, maturing in 2001, 6.44%	-	3,300
Short-term advances maturing in 2002, 5.38%	8,000	-
Putable advance, maturing in 2009, putable (at discretion of FHLB) beginning in 2002, 6.13%	5,000	5,000
	$13,000	$13,400

The average balance of FHLB advances outstanding during 2001 and 2000 was $13,155,000 and $11,446,000, respectively. The maximum amount of advances outstanding at any month end during 2001 and 2000 was $16,000,000 and $17,100,000, respectively. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

Note 10 - Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis up to 17% of their annual salary up to a maximum limit under the law. The Bank matches 75% of the first $2,667 of employee contribution. For the years ended December 31, 2001 and 2000, the Bank contributed $64,000 and $61,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan ("ESOP") established in connection with the conversion to stock ownership. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. At December 31, 2001 and 2000, 17,812 and 11,684 shares, respectively, were allocated to employees. The Company's expense for the plan, including administrative expenses, amounted to $72,000 and $68,000 for the years ended December 31, 2001 and 2000, respectively. Unallocated shares had a market value of $369,000 and $484,000 at December 31, 2001 and 2000, respectively.

Note 11 - Stock-Based Compensation

Stock Option Plan: In 2000, the shareholders approved the 2000 Stock Option Plan, providing for the granting of options to directors and officers on up to 65,542 shares of the Company's stock. Options on 65,542 shares were granted on July 20, 2000, with an exercise price equal to the market price of the stock at the date of grant, or $9.75. The options become exercisable in five equal annual installments commencing July 20, 2001. Following is a summary of the changes in stock options:

(in thousands) Year ended December 31,	2001		2000
	Number of Options	Exercise Price	Number of Options	Exercise Price
Stock options outstanding at beginning of year	65,542	$9.75	-
Granted	-		65,542	$9.75
Exercised	-		-
Forfeited	(1,000)	9.75	-
Stock options outstanding at end of year	64,542	$9.75	65,542	$9.75

Options exercisable at end of year	12,908	$9.75	-

Estimated grant-date fair value of options granted during year	-		$2.75

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the options granted in 2000 was estimated at the date of grant using a Black-Scholes option pricing model, assuming a risk-free interest rate of 6.17%, a dividend yield of 2%, a stock price volatility factor of 0.19, and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options granted in 2000, $180,000, is amortized to expense over the options' vesting period. On a pro forma basis, net income would have been $424,000 ($0.74 per diluted share) in 2001 and $104,000 ($0.18 per diluted share) in 2000.

Management Recognition Plan: Also in 2000, the shareholders approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards. On July 20, 2000, 26,217 shares were granted with a total cost of $256,000, based on the market price of $9.75 per share. The shares vest in five equal annual installments commencing July 20, 2001. Thus, 5,243 shares became unrestricted during 2001, resulting in 20,974 restricted shares outstanding at December 31, 2001. Compensation expense related to the plan was $56,000 and $24,000 for the years ended December 31, 2001 and 2000, respectively.

Note 12 - Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2001, are summarized as follows:
(in thousands) Year ending December 31,
2002	$ 438
2003	365
2004	292
2005	289
2006	289
2007 and thereafter	603
$2,276

Rent expense was $431,000 and $403,000 for the years ended December 31, 2001 and 2000, respectively. Rental income on owned premises amounted to $98,000 and $102,000 for the years ended December 31, 2001 and 2000, respectively.

Note 13 - Income Tax

The provision for income tax consisted of the following:
(in thousands) Year ended December 31,	2001	2000
Taxes paid or currently payable	$ -	$ -
Change in deferred taxes	147	(144)
Adjustment of valuation allowance	(147)	144
Income tax benefit	$ -	$ -

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2001 and 2000) to tax expense, as shown in the accompanying statements of income and changes in shareholders' equity, is as follows:
(in thousands) Year ended December 31,	2001	2000
Income tax expense at statutory rate	$ 156	$ 48
Income tax effect of:
Interest on municipal obligations	(29)	(31)
Other	20	(161)
Increase (reduction) of valuation allowance for deferred taxes	(147)	144
Income tax	$ -	$ -

The Bank's effective tax rate was 0% for both 2001 and 2000.

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Bank's net deferred tax assets consisted of the following:
(in thousands) December 31,	2001	2000
Deferred tax assets:
Net operating loss carryforward	$ 1,394	$ 1,543
Bad debt reserves	383	419
Property, plant and equipment	51	26
Accrued vacation and bonus	87	45
Charitable contribution carryforward	12	22
Other	-	25
Gross deferred tax assets	1,927	2,080
Deferred tax liabilities:
Deferred loan fees, net	(106)	(116)
FHLB stock dividends	(469)	(462)
Other	(4)	(7)
Gross deferred tax liabilities	(579)	(585)
Deferred tax asset, before valuation allowance	1,348	1,495
Valuation allowance	(1,048)	(1,195)
Net deferred tax assets	$ 300	$ 300

Based on earnings projections, management believes that the net deferred tax assets are recoverable.

In August 1996, the Small Business Job Protection Act of 1996 ("the Act") was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2001 or 2000, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders' equity as of December 31, 2001, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

For federal income tax purposes, the Company had net operating loss carryforwards at December 31, 2001, which expire as follows:
(in thousands) Year ending December 31,
2004	$ 995
2005	766
2006	227
2007	836
2008	203
2010	81
2011	29
2017	28
2018	51
2019	190
2020	27
2021	34
$3,467

These loss carryovers could potentially be limited under Internal Revenue Code Section 382 should there be a more-than-50% change in ownership of the Company. This code section limits the amount of annual usage of net operating losses incurred prior to such ownership change.

Note 14 - Commitments and Contingencies

Commitments: Commitments to extend credit, including lines of credit, total $3,782,000 and $3,401,000 at December 31, 2001 and 2000, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $2,405,000 and $1,717,000 at December 31, 2001 and 2000, respectively. These amounts are excluded from the balance of loans at year end.

At December 31, 2001, the Bank is committed to making future minimum payments of approximately $425,000 under contractual agreements for data processing and related services.

Concentrations: Greater than 80% of all loans in the Bank's portfolio are secured by real estate located in communities of Southeast Alaska.

Note 15 - Earnings per Share

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

Year ended December 31,	2001			2000
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$460,000	655,415		$119,000	655,415
Treasury stock		(32,283)			(13,451)
Unvested stock awards		(21,411)			(10,505)
Unearned ESOP shares		(40,749)			(47,180)
Basic EPS	460,000	560,972	$0.82	119,000	584,279	$0.20
Incremental shares under stock plans:
Stock awards		8,546			1,379
Stock options		2,792			3,584
Diluted EPS	$460,000	572,310	$0.80	$119,000	589,242	$0.20

Note 16 - Fair Value of Financial Instruments

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
(in thousands) December 31,	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 23,886	$ 23,886	$ 6,847	$ 6,847
Investment securities available for sale	12,351	12,351	16,257	16,257
Federal Home Loan Bank stock	1,553	1,553	1,451	1,451
Loans, including held for sale	112,187	108,847	106,359	106,219
Accrued interest receivable	668	668	782	782

Financial Liabilities
Demand and savings deposits	84,329	84,329	70,463	70,463
Certificates of deposit	41,980	42,541	37,526	37,588
Federal Home Loan Bank Advances	13,000	13,462	13,400	13,439

The estimated fair value of loan commitments is zero at December 31, 2001 and 2000. Although management is not aware of any subsequent events that would significantly affect the estimated fair value amounts as of December 31, 2001, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 17 - Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(in thousands) December 31,	2001	2000
Assets
Cash	$ 268	$ 173
Investment in subsidiary	12,722	12,209
Other assets	1	1
Total Assets	$12,991	$12,383

Liabilities and Shareholders' Equity
Shareholders' equity	$12,991	$12,383
Total Liabilities and Shareholders' Equity	$12,991	$12,383

Parent Company Condensed Income Statement
(in thousands) Year ended December 31,	2001	2000
Equity in earnings of subsidiary	$557	$228
Total income	557	228
Operating expenses	97	109
Income before income tax	460	119
Income tax	-	-
Net income	$460	$119

Parent Company Condensed Statement of Cash Flows
(in thousands) Year ended December 31,	2001	2000
Cash flows from operating activities:
Net income	$ 460	$ 119
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(557)	(228)
Increase in other assets	-	(1)
Net cash provided by operating activities	(97)	(110)

Cash flows from investing activities:
Distributions received from subsidiary	312	379
Net cash used in investing activities	312	379

Cash flows from financing activities:
Purchase of treasury stock	-	(724)
Cash dividends paid	(120)	(129)
Net cash used in financing activities	(120)	(853)

Net increase (decrease) in cash	95	(584)
Cash at beginning of year	173	757
Cash at end of year	$ 268	$ 173

                                    Executive Officers (from left to right)

Roger K. White
Senior Vice President, Chief Financial Officer and Secretary of
Alaska Pacific Bancshares, Inc. and Senior Vice President and
Chief Financial Officer of Alaska Pacific Bank

Craig E. Dahl
President and Chief Executive Officer of
Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Patrick H. Wonser
Senior Vice President and Loan Administrator of
Alaska Pacific Bank

Lisa C. Bell
Executive Vice President and Chief Operating Officer of
Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Directors of Alaska Pacific Bancshares, Inc.
and Alaska Pacific Bank

Scott C. Milner * President Shuham, Milner, Schafer and Howard PC	Hugh N. Grant Real estate and retailing	D. Eric McDowell President McDowell Group, Inc.	William J. Schmitz Partner Schmitz & Buck
Avrum M. Gross Chairman of the Board Partner Gross & Burke	Craig E. Dahl President and Chief Executive Officer Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank	Roger Grummett Retired Partner Shattuck & Grummett, Inc.
Marta Ryman * Director and former Chairman Shee Atika, Inc.		Deborah R. Marshall Director of Alaska InvestNet

                                                                                                   * Directors of Alaska Pacific Bank only

Form 10-KSB

A copy of the Form 10-KSB, including consolidated
financial statements, as filed with the Securities
 and Exchange Commission, will be furnished
 without charge to stockholders as of the record
 date for voting at the annual meeting of
stockholders upon written request to Roger K.
White, Secretary, Alaska Pacific Bancshares, Inc.,
2094 Jordan Avenue, Juneau, Alaska 99801.

Corporate Information

Corporate Headquarters

2094 Jordan Avenue
Juneau, AK 99801
907-789-4844
www.alaskapacificbank.com

Independent Auditors

KPMG LLP
701 West 8th Avenue
Suite 600
Anchorage, AK 99501

Stock Registrar and Transfer Agent

Computershare Trust Company, Inc.
P.O. Box 1596
Golden, CO 80201

Common Stock

Traded on the OTC Electronic Bulletin Board
under the symbol: AKPB

Special Counsel

Breyer & Associates PC
8180 Greensboro Drive
Suite 785
McLean, VA 22102

General Counsel

Baxter Bruce & Sullivan PC
P.O. Box 32819
Juneau, AK 99803

Annual Meeting of Stockholders

May 23, 2002
11:00 a.m.
Ray Renshaw Room
Aspen Hotel
1800 Shell Simmons Drive
Juneau, AK 99801

                                                                                     Exhibit 21

                                                                   Subsidiaries of the Registrant

Parent

Alaska Bancshares, Inc.

Subsidiaries (a)	Percentage of Ownership	Jurisdiction or State of Incorporation
Alaska Pacific Bank	100%	United States

            (a)       The operation of the Corporation's wholly owned subsidiary is included in the Corporation's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

Exhibit 99

Independent Auditors' Report

To the Board of Directors and Shareholders of
Alaska Pacific Bancshares, Inc.
Juneau, Alaska

We have audited the accompanying consolidated balance sheet of Alaska Pacific Bancshares, Inc. and subsidiary (the Company) as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Anchorage, Alaska
February 23, 2001