Form 10QSB
period 2002-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2002-05-14
CIK 1081860

                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                                               Washington, D.C. 20549

                                                               FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

   X         Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from  ____________  to  _____________

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

             623,132    shares outstanding on March 31, 2002

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

ITEM 1. Condensed Consolidated Financial Statements

                                   Alaska Pacific Bancshares, Inc. and Subsidiary
                                                      Consolidated Balance Sheets
(dollars in thousands)	March 31, 2002 (Unaudited)	December 31, 2001
Assets
Cash and due from banks	$ 4,690	$ 5,473
Interest-earning deposits in banks	5,963	18,413
Total cash and cash equivalents	10,653	23,886
Investment securities available for sale, at fair value (amortized cost: March 31, 2002 - $11,265; December 31, 2001 - $12,345)	11,277	12,351
Federal Home Loan Bank stock	1,576	1,553
Loans held for sale	-	995
Loans	113,803	111,192
Less allowance for loan losses	999	939
Loans, net	112,804	110,253
Accrued interest receivable	652	668
Premises and equipment	3,027	3,109
Repossessed assets	96	166
Other assets	1,262	1,591
Total Assets	$141,347	$154,572
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 10,851	$ 12,932
Interest-bearing demand	28,226	29,114
Money market	20,745	21,020
Savings	20,095	21,263
Certificates of deposit	40,794	41,980
Total deposits	120,711	126,309
Federal Home Loan Bank advances	5,000	13,000
Advances from borrowers for taxes and insurance	1,494	905
Accounts payable and accrued expenses	323	426
Accrued interest payable	472	609
Other liabilities	73	332
Total liabilities	128,073	141,581
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued and 623,132 shares outstanding)	7	7
Additional paid-in capital	5,791	5,791
Treasury stock	(400)	(400)
Unearned ESOP shares	(346)	(346)
Unvested shares in stock award plan	(170)	(183)
Retained earnings	8,380	8,116
Accumulated other comprehensive income	12	6
Total shareholders' equity	13,274	12,991
Total Liabilities and Shareholders' Equity	$141,347	$154,572

See notes to consolidated interim financial statements.

                                        Alaska Pacific Bancshares, Inc. and Subsidiary
                                                     Consolidated Statements of Income
                                                                     (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share)	2002	2001
Interest Income
Loans	$ 2,132	$ 2,331
Investment securities	193	291
Interest-bearing deposits with banks	36	26
Total interest income	2,361	2,648
Interest Expense
Deposits	581	1,007
Federal Home Loan Bank advances	104	199
Total interest expense	685	1,206
Net Interest Income	1,676	1,442
Provision for loan losses	60	45
Net interest income after provision for loan losses	1,616	1,397
Noninterest Income
Mortgage servicing income	49	47
Service charges on deposit accounts	122	93
Other service charges and fees	38	32
Gain on sale of mortgage loans	28	65
Total noninterest income	237	237
Noninterest Expense
Compensation and benefits	836	867
Occupancy and equipment	339	364
Data processing	90	83
Professional and consulting fees	57	60
Marketing and public relations	41	54
Other	196	193
Total noninterest expense	1,559	1,621
Income before income tax	294	13
Income tax	-	-
Net Income	$ 294	$ 13

Earnings per share:
Basic	$ 0.52	$ 0.02
Diluted	0.50	0.02

See notes to consolidated interim financial statements.

                                        Alaska Pacific Bancshares, Inc. and Subsidiary
                                                 Consolidated Statements of Cash Flows
                                                                     (Unaudited)
	Three Months Ended March 31,
(in thousands)	2002	2001
Operating Activities
Net income	$ 294	$ 13
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	45
Depreciation and amortization	106	110
Gain on sale of mortgage loans	(28)	(65)
Federal Home Loan Bank stock dividends	(23)	(23)
Amortization of fees, discounts, and premiums, net	(8)	(5)
Stock award plan expense	13	13
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	16	15
Other assets	329	(53)
Advances from borrowers for taxes and insurance	589	501
Accrued interest payable	(137)	197
Accounts payable and accrued expenses	(103)	66
Other liabilities	(259)	88
Net cash provided by operating activities	849	902
Investing Activities
Maturities and principal repayments of investment securities available for sale	1,068	683
Loan originations, net of principal repayments	(4,018)	(7,548)
Sale of mortgage loans	2,450	3,761
Proceeds from sale of repossessed assets	70	50
Purchase of premises and equipment	(24)	(29)
Net cash used in investing activities	(454)	(3,083)
Financing Activities
Net decrease in Federal Home Loan Bank advances	(8,000)	(400)
Net decrease in demand and savings deposits	(4,412)	(414)
Net increase (decrease) in certificates of deposit	(1,186)	5,597
Cash dividends paid	(30)	(30)
Net cash provided by (used in) financing activities	(13,628)	4,753
Decrease in cash and cash equivalents	(13,233)	2,572
Cash and cash equivalents at beginning of period	23,886	6,847
Cash and cash equivalents at end of period	$ 10,653	$ 9,419
Supplemental information:
Cash paid for interest	$ 822	$ 1,009
Net change in unrealized gain on securities available for sale	6	126

See notes to consolidated interim financial statements.

                                                  Alaska Pacific Bancshares, Inc.
                                       Notes to Consolidated Interim Financial Statements
                                                                     (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2002 and 2001, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At March 31, 2002, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2002:

(dollars in thousands)
Tangible Capital:
Actual	$ 12,873	9.18%
Required	2,104	1.50
Excess	$ 10,769	7.68%
Core Capital:
Actual	$ 12,873	9.18%
Required	4,209	3.00
Excess	$ 8,664	6.18%

Total Risk-Based Capital:
Actual	$ 13,872	14.80%
Required	7,501	8.00
Excess	$ 6,371	6.80%

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

Three Months Ended March 31, 2002	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$294,000	655,415
Treasury stock		(32,283)
Unvested stock awards		(18,133)
Unearned ESOP shares		(34,621)
Basic EPS	294,000	570,378	$0.52
Incremental shares under stock plans:
Stock awards		2,607
Stock options		9,279
Diluted EPS	$294,000	582,264	$0.50

Three Months Ended March 31, 2001	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$13,000	655,415
Treasury stock		(32,283)
Unvested stock awards		(23,377)
Unearned ESOP shares		(40,749)
Basic EPS	13,000	559,006	$0.02
Incremental shares under stock plans:
Stock awards		3,573
Stock options		10,017
Diluted EPS	$13,000	572,596	$0.02

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Total comprehensive income was $300,000 and $139,000 for the three months ended March 31, 2002 and 2001, respectively.

Note 5 - Subsequent Event

On April 26, 2002, the Bank listed for sale its building in Ketchikan, Alaska. Subsequently, the Bank executed an agreement to sell the building for $1.4 million and lease back a portion of the building for continued use as a banking office. The building had an amortized cost of approximately $1.2 million at March 31, 2002, but this cost is likely to increase prior to the sale due to modifications needed to move the banking office into an area of the building that is smaller than currently occupied. The sale is expected to be consummated during the second or third quarter of 2002.

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

Financial Condition

Total assets of the Company were $141.3 million at March 31, 2002 compared to $154.6 million at December 31, 2001. The $13.2 million (8.6%) decrease resulted primarily from a reduction in cash and cash equivalents used to reduce Federal Home Loan Bank advances and deposits.

Cash and cash equivalents decreased by $13.2 million (55.2%) to $10.7 million at March 31, 2002, from $23.9 million at December 31, 2001. The excess cash at year end was used to repay $8 million of Federal Home Loan Bank advances during the first quarter as well as fund a net reduction in deposits.

Investment securities available for sale were $11.3 million at March 31, 2002, compared to $12.4 million at December 31, 2001, reflecting normal principal reductions in mortgage-backed securities.

Loans were $113.8 million at March 31, 2002, compared to $111.2 million at December 31, 2001, a $2.6 million, or 2.3%, increase. This increase resulted from originations of both mortgage and nonmortgage loans in excess of principal reductions and mortgage sales.

Loans are summarized by category as follows:

(in thousands)	March 31, 2002	December 31, 2001
Real estate:
Permanent:
One- to four-family	$ 50,462	$ 49,242
Multifamily	2,360	1,973
Commercial nonresidential	17,399	17,470
Land	5,777	5,366
Construction:
One- to four-family	3,992	4,006
Commercial nonresidential	1,875	1,378
Commercial business	14,135	14,000
Consumer:
Home equity	9,759	9,918
Boat	5,460	5,538
Automobile	1,161	1,288
Other	1,423	1,013
Loans	$113,803	$111,192

Loans held for sale	$ -	$ 995

Mortgage servicing rights, included in "other assets," were $421,000 at March 31, 2002, compared with $418,000 at December 31, 2001. The change was the result of additions of $18,000, less amortization of $15,000.

Deposits were $120.7 million at March 31, 2002, compared to $126.3 million at December 31, 2001, a decrease of $5.6 million, or 4.4%. The decrease is attributable in part to less aggressive pricing on interest-bearing accounts as well as normal seasonal variation.

Advances from the Federal Home Loan Bank of Seattle decreased $8.0 million to $5.0 million at March 31, 2002 from $13.0 million at December 31, 2001, reflecting the repayment of one-year advances which matured during the first quarter.

Total shareholders' equity was $13.3 million at March 31, 2002, compared with $13.0 million at December 31, 2001. The net change was primarily the result of net income of $294,000, cash dividends of $30,000, and an increase in unrealized gains on securities of $6,000.

Results of Operations

Net Income. Net income for the first quarter of 2002 was $294,000 ($.50 per diluted share) compared to $13,000 ($.02 per diluted share) for the first quarter of 2001, an increase of $281,000. The comparison is characterized by a continuing increase in revenues as well as a decrease in noninterest expense.

Net Interest Income. Net interest income increased $234,000, or 16.2%, to $1.7 million for the first quarter of 2002, from $1.4 million for the same period in 2001. The increase was in part due to higher average earning assets, particularly average loans, which increased 4.5% to $113.2 million in the first quarter of 2002 from $108.2 million in the first quarter of 2001. The increase in net interest income between the two periods was also attributable to an improved net interest margin, which increased to 4.66% of average total assets from 4.22% a year earlier. The improvement in margin was due to a lower and more favorable interest-rate environment in 2002, but was also favorably affected by reductions in borrowings and interest-bearing deposits and a corresponding reduction in low-yielding cash equivalents.

Provision for Loan Losses. The provision for loan losses increased $15,000 to $60,000 for the first quarter of 2002 from $45,000 for the first quarter of 2001. Net chargeoffs for the same periods were zero and $6,000, respectively. The higher provision is considered by management to be necessary to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Noninterest Income. Total noninterest income remained level at $237,000 for the first quarters of both 2002 and 2001. However, gains on sale of mortgage loans decreased by $37,000, or 56.9%, to $28,000 in the first quarter of 2002 from $65,000 in the first quarter of 2001, as a result of management's decision to retain a greater portion of mortgage originations in the portfolio rather than selling these loans in the secondary market. All other categories of noninterest income increased by $37,000, or 21.5%, to $209,000 in the first quarter of 2002 from $172,000 in the first quarter of 2001. The largest contributor to this increase was service charges on deposit accounts, which increased by $29,000, or 31.2%, primarily as a result of increased checking accounts, especially among small-business customers.

Noninterest Expense. Noninterest expense for the first quarter of 2002 decreased $62,000, or 3.8%, to $1.56 million, from $1.62 million for the first quarter of 2001, primarily due to the closure of two unprofitable banking locations in October 2001.

Income Taxes. No income tax expense was recognized for each of the three-month periods ended March 31, 2002 or 2001, due to $3.5 million of net operating loss carryforwards, which expire in various years beginning in 2004 and through 2021.

Nonperforming Assets

Nonaccrual loans were approximately $1.4 million both at March 31, 2002 and December 31, 2001. Included in the total at March 31, 2002, are loans totaling $519,000 to a commercial fishing business secured by fishing vessels and other equipment and receivables. The borrower is operating under Chapter 11 bankruptcy laws and, while fully recovery is possible, management has considered estimated loan impairment of approximately $101,000 in evaluating the adequacy of the allowance for loan losses. Also included in the nonaccrual total are loans totaling $614,000 to a sport fishing resort. The primary loan, with a balance of $568,000, has an 80% government guarantee, is secured by real estate, and appears to be adequately capitalized. The remaining loan is secured by a second mortgage on the property as well as equipment and vehicles. Estimated impairment of approximately $46,000 has been recognized on this loan in management's analysis of the allowance for loan losses at March 31, 2002.

Repossessed assets were $96,000 at March 31, 2002, compared with $166,000 at December 31, 2001. The reduction is due to a $70,000 sale of a single-family residence at recorded value.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $35.1 million at March 31, 2002, of which $30.1 million was unused.

At March 31, 2002, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any separate regulatory capital requirements. The Bank exceeded all of its regulatory capital requirements at March 31, 2002. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2002.

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

SFAS 142, Goodwill and Other Intangible Assets, was also issued in July 2001. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the statement. It also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement is effective beginning in 2002 for goodwill acquired in business combinations after June 30, 2001.

SFAS 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses the accounting for the legal obligation associated with the retirement of a tangible long lived asset. The statement is effective beginning in 2003.

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

PART II.                                                 OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          Alaska Pacific Bancshares, Inc.

Date: May 10, 2002                                           /s/Craig E. Dahl
                                                                         Craig E. Dahl
                                                                         President and Chief Executive Officer

Date: May 10, 2002                                           /s/Roger K. White
                                                                         Roger K. White
                                                                         Senior Vice President and
                                                                           Chief Financial Officer