Form 10QSB
period 2002-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2002-08-14
CIK 1081860

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

             623,132    shares outstanding on June 30, 2002

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

ITEM 1. Condensed Consolidated Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	June 30, 2002	December 31, 2001
Assets	(Unaudited)
Cash and due from banks	$ 6,596	$ 5,473
Interest-earning deposits in banks	6,882	18,413
Total cash and cash equivalents	13,478	23,886
Investment securities available for sale, at fair value (amortized cost: June 30, 2002 - $10,044; December 31, 2001 - $12,345)	10,199	12,351
Federal Home Loan Bank stock	1,600	1,553
Loans held for sale	317	995
Loans	116,846	111,192
Less allowance for loan losses	1,024	939
Loans, net	115,822	110,253
Accrued interest receivable	637	668
Premises and equipment (including building held for sale - $1,186 at June 30, 2002)	3,013	3,109
Repossessed assets	113	166
Other assets	1,487	1,591
Total Assets	$ 146,666	$ 154,572
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 13,229	$ 12,932
Interest-bearing demand	29,355	29,114
Money market	21,763	21,020
Savings	20,488	21,263
Certificates of deposit	40,193	41,980
Total deposits	125,028	126,309
Federal Home Loan Bank advances	5,000	13,000
Advances from borrowers for taxes and insurance	2,022	905
Accounts payable and accrued expenses	447	426
Accrued interest payable	392	609
Other liabilities	218	332
Total liabilities	133,107	141,581
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued and 623,132 shares outstanding)	7	7
Additional paid-in capital	5,791	5,791
Treasury stock	(400)	(400)
Unearned ESOP shares	(346)	(346)
Unvested shares in stock award plan	(158)	(183)
Retained earnings	8,509	8,116
Accumulated other comprehensive income	156	6
Total shareholders' equity	13,559	12,991
Total Liabilities and Shareholders' Equity	$ 146,666	$ 154,572

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share)	2002	2001	2002	2001
Interest Income
Loans	$ 2,144	$ 2,351	$ 4,276	$ 4,682
Investment securities	168	283	361	574
Interest-bearing deposits with banks	22	41	58	67
Total interest income	2,334	2,675	4,695	5,323
Interest Expense
Deposits	531	992	1,112	1,999
Federal Home Loan Bank advances	77	186	181	385
Total interest expense	608	1,178	1,293	2,384
Net Interest Income	1,726	1,497	3,402	2,939
Provision for loan losses	160	45	220	90
Net interest income after provision for loan losses	1,566	1,452	3,182	2,849
Noninterest Income
Mortgage servicing income	46	49	95	96
Service charges on deposit accounts	133	126	255	219
Other service charges and fees	45	39	83	71
Gain on sale of mortgage loans	23	74	51	139
Total noninterest income	247	288	484	525
Noninterest Expense
Compensation and benefits	862	827	1,698	1,694
Occupancy and equipment	337	372	676	736
Data processing	89	84	179	167
Professional and consulting fees	62	76	119	136
Marketing and public relations	51	62	92	116
Other	247	218	443	411
Total noninterest expense	1,648	1,639	3,207	3,260
Income before income tax	165	101	459	114
Income tax	-	-	-	-
Net Income	$ 165	$ 101	$ 459	$ 114

Earnings per share:
Basic	$0.29	$0.18	$0.80	$0.20
Diluted	0.28	0.18	0.78	0.20

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2002	2001
Operating Activities
Net income	$ 459	$ 114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	90
Depreciation and amortization	213	222
Gain on sale of mortgage loans	(51)	(139)
Federal Home Loan Bank stock dividends	(47)	(49)
Amortization of fees, discounts, and premiums, net	(22)	(12)
Stock award plan expense	25	25
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	31	26
Other assets	104	(49)
Advances from borrowers for taxes and insurance	1,117	1,142
Accrued interest payable	(217)	160
Accounts payable and accrued expenses	21	(65)
Other liabilities	(114)	(2)
Net cash provided by operating activities	1,739	1,463
Investing Activities
Maturities and principal repayments of investment securities available for sale	2,274	1,449
Loan originations, net of principal repayments	(9,623)	(16,615)
Sale of mortgage loans	4,596	9,310
Proceeds from sale of repossessed assets	70	50
Purchase of premises and equipment	(117)	(137)
Net cash used in investing activities	(2,800)	(5,943)
Financing Activities
Net decrease in Federal Home Loan Bank advances	(8,000)	(400)
Net increase in demand and savings deposits	506	3,851
Net increase (decrease) in certificates of deposit	(1,787)	5,322
Cash dividends paid	(66)	(59)
Net cash provided by (used in) financing activities	(9,347)	8,714
Decrease in cash and cash equivalents	(10,408)	4,234
Cash and cash equivalents at beginning of period	23,886	6,847
Cash and cash equivalents at end of period	$ 13,478	$ 11,081
Supplemental information:
Cash paid for interest	$ 1,510	$ 2,224
Loan repossessions	17	60
Net change in unrealized gain on securities available for sale	150	191

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2002 and 2001, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At June 30, 2002, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2002:

(dollars in thousands)
Tangible Capital:
Actual	$ 12,999	8.96%
Required	2,177	1.50
Excess	$ 10,822	7.46%

Core Capital:
Actual	$ 12,999	8.96%
Required	4,353	3.00
Excess	$ 8,646	5.96%

Total Risk-Based Capital:
Actual	$ 14,023	14.44%
Required	7,769	8.00
Excess	$ 6,254	6.44%

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

Three Months Ended June 30,		2002			2001
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$165,000	655,415		$101,000	655,415
Treasury stock		(32,283)			(32,283)
Unvested stock awards		(16,822)			(22,066)
Unearned ESOP shares		(34,621)			(40,749)
Basic EPS	165,000	571,689	$0.29	101,000	560,317	$0.18
Incremental shares under stock plans:
Stock awards		5,231			3,146
Stock options		20,070			9,343
Diluted EPS	$165,000	596,990	$0.28	$101,000	572,806	$0.18

Six Months Ended June 30,		2002			2001
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$459,000	655,415		$114,000	655,415
Treasury stock		(32,283)			(32,283)
Unvested stock awards		(17,478)			(22,722)
Unearned ESOP shares		(34,621)			(40,749)
Basic EPS	459,000	571,033	$0.80	114,000	559,661	$0.20
Incremental shares under stock plans:
Stock awards		4,140			3,357
Stock options		15,287			9,682
Diluted EPS	$459,000	590,460	$0.78	$114,000	572,700	$0.20

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2002	2001	2002	2001

Net income	$165	$101	$459	$114
Other comprehensive income	144	65	150	191

Comprehensive income	$309	$166	$609	$305

Note 5 - Impaired Loans

Impaired loans were $346,000 and $195,000 at June 30, 2002, and December 31, 2001, respectively. Impairments of $146,00 and $101,000, respectively, were recognized on these loans.

Note 6 - Pending Sale of Building

On April 26, 2002, the Bank listed for sale its building in Ketchikan, Alaska. Subsequently, the Bank executed an agreement to sell the building for $1.4 million and lease back a portion of the building for continued use as a banking office. The building had an amortized cost of approximately $1.2 million at June 30, 2002, but this cost is likely to increase prior to the sale due to modifications needed to move the banking office into an area of the building that is smaller than currently occupied. The sale is expected to be consummated by the end of 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

            This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes (including the initiative to move the state legislature from Juneau discussed below), monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Financial Condition

            Total assets of the Company were $146.7 million at June 30, 2002 compared to $154.6 million at December 31, 2001. The $7.9 million (5.1%) decrease resulted primarily from a reduction in cash and cash equivalents used to reduce Federal Home Loan Bank advances and deposits.

            Cash and cash equivalents decreased by $10.4 million (43.6%) to $13.5 million at June 30, 2002, from $23.9 million at December 31, 2001. The excess cash at year end was used primarily to repay $8 million of Federal Home Loan Bank advances during the first half of 2002 as well as fund an increase in loans.

            Investment securities available for sale were $10.2 million at June 30, 2002, compared to $12.4 million at December 31, 2001, reflecting normal principal reductions in mortgage-backed securities.

            Loans were $116.8 million at June 30, 2002, compared to $111.2 million at December 31, 2001, a $5.6 million, or 5.1%, increase. This increase resulted from originations of both mortgage and nonmortgage loans in excess of principal reductions and mortgage sales. While most loan categories experienced growth, residential and commercial construction loans declined 37.0% to $3.4 million at June 30, 2002, from $5.4 million at December 31, 2001. The decline is primarily the result of an unusually active construction market in the fall and winter, followed by unusually low activity in the spring and early summer.

            Management believes the decline in construction loan demand and a softening in demand for other loans is at least partly related to an initiative to be presented to Alaska voters this fall, proposing to move the state legislature from Juneau, Alaska's capital city, to another part of the state. While passage is considered unlikely, it is likely that some businesses and individuals are postponing plans for new construction until after the election.

            Loans are summarized by category as follows:

(in thousands)	June 30, 2002	December 31, 2001
Real estate:
Permanent:
One- to four-family	$52,210	$49,242
Multifamily	2,247	1,973
Commercial nonresidential	20,751	17,470
Land	5,755	5,366
Construction:
One- to four-family	3,026	4,006
Commercial nonresidential	364	1,378
Commercial business	14,180	14,000
Consumer:
Home equity	10,033	9,918
Boat	5,761	5,538
Automobile	1,034	1,288
Other	1,485	1,013
Loans	$116,846	$111,192

Loans held for sale	$ 317	$ 995

            Mortgage servicing rights, included in "other assets," were $422,000 at June 30, 2002, compared with $418,000 at December 31, 2001. The change was the result of additions of $33,000, less amortization of $29,000.

            Deposits were $125.0 million at June 30, 2002, compared to $126.3 million at December 31, 2001, a decrease of $1.3 million, or 1.0%. The decrease in total deposits is the result of a $1.8 million decline in certificates of deposit, offset by a $506,000 increase in demand and savings accounts. The reduction in certificates of deposit is attributable in part to less aggressive pricing as well as normal seasonal variation.

            Advances from the Federal Home Loan Bank of Seattle decreased $8.0 million to $5.0 million at June 30, 2002 from $13.0 million at December 31, 2001, reflecting the repayment of one-year advances which matured during the first quarter.

            Total shareholders' equity was $13.6 million at June 30, 2002, compared with $13.0 million at December 31, 2001. The net change was primarily the result of net income of $459,000, cash dividends of $66,000, and an increase in unrealized gains on securities of $150,000.

Results of Operations

            Net Income. Net income for the second quarter of 2002 was $165,000 ($.28 per diluted share) compared to $101,000 ($.18 per diluted share) for the second quarter of 2001, an increase of $64,000, or 63.4%. For the first half of 2002, net income increased to $459,000 ($.78 per diluted share) from $114,000 ($.20 per diluted share) for the first half of 2001. The increases in net income were due to increased revenues, offset by increased provisions for loan losses and decreased gains on the sale of mortgage loans. For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2002	2001	Increase (Decrease)	2002	2001	Increase (Decrease)

Net interest income	$1,726	$1,497	$229	$3,402	$2,939	$463
Noninterest income, excluding mortgage gains	224	214	10	433	386	47
Gain on sale of mortgage loans	23	74	(51)	51	139	(88)
Provision for loan losses	(160)	(45)	(115)	(220)	(90)	(130)
Noninterest expense	(1,648)	(1,639)	(9)	(3,207)	(3,260)	53
Net income	$ 165	$ 101	$ 64	$ 459	$ 114	$ 345

            Net Interest Income. Net interest income for the second quarter of 2002 increased $229,000, or 15.3%, and for the first half of 2002 increased $463,000, or 15.8%, each in comparison with the same period in 2001. The increases were in part due to higher average earning assets, particularly average loans, which increased $4.9 million, or 4.4%, for both the second quarter the first half of 2002, in comparison with the same periods in 2001. The increases in net interest income were also attributable to an improved net interest margin, which increased to 4.82% and 4.74% of average total assets for the second quarter and first half, respectively, of 2002, compared with 4.23% for both periods in 2001. The improvement in margin was due to a lower and more favorable interest-rate environment in 2002, but was also favorably affected by reductions both in borrowings and, to a lesser extent, certificates of deposit.

            Provision for Loan Losses. The provision for loan losses increased significantly to $160,000 in the second quarter and $220,000 in the first half of 2002, compared with $45,000 and $90,000, respectively, in 2001. Net loan chargeoffs were $135,000 both for the second quarter and the first half of 2002, compared with $28,000 and $34,000, respectively, in 2001. Loans charged off in 2002 are entirely related to a commercial fishing borrower in Chapter 11 bankruptcy. The higher provisions were considered by management to be necessary to replenish and maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

             Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $10,000, or 4.7%, for the second quarter and $47,000, or 12.2%, for the first half of 2002, compared with the same periods in 2001. The largest contributor to these increases was service charges on deposit accounts, which increased by $7,000, or 5.6%, and $36,000, or 16.4%, respectively, primarily as a result of increased checking accounts, especially among small-business customers.

            Gains on sale of mortgage loans decreased $51,000, or 68.9%, for the second quarter and $88,000, or 63.3%, for the first half of 2002, compared with the same periods in 2001. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decisions to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Gains in the first half of 2002 compared with the first half 2001 were negatively affected by both factors. Mortgage originations, particularly refinances, were generally higher in 2001 than in 2002 due to market conditions. At the same time, management chose to sell a higher proportion of the 2001 production as part of its strategy for controlling interest-rate risk.

            Noninterest Expense. Noninterest expense for the second quarter of 2002 increased $9,000, or 0.6%, from the second quarter of 2001. For the first half of 2002, noninterest expense decreased $53,000, or 1.6%, from the first half of 2001. These small changes are the result of normal increases, offset by the elimination of expenses by closing two unprofitable banking locations in October 2001. These expenses amounted to approximately $92,000 for the second quarter of 2001 and $188,000 for the first half of 2001.

            If expenses related to the closed branches were excluded from 2001 expense, noninterest expense in 2002 would represent increases of $101,000 (6.5%) and $135,000 (4.4%) over the second quarter and first half, respectively, of 2001. The largest contributor to these increases was compensation and benefits, which would represent increases of $89,000 (11.5%) and $112,000 (7.1%) for the second quarter and first half, respectively, of 2002 over 2001. The increases reflect a larger accrual for employee incentive bonuses, increased costs of health and other benefits, and normal pay increases.

            Income Taxes. No income tax expense was recognized for each of the three-month and six-month periods ended June 30, 2002 or 2001, due to $3.5 million of net operating loss carryforwards, which expire in various years beginning in 2004 and through 2021.

Asset Quality

            Nonaccrual loans were approximately $1.8 million at June 30, 2002, compared with $1.4 million at December 31, 2001. The three largest loans at June 30, 2002, are summarized as follows:

  Loans with a remaining balance of $354,000 to a commercial fishing business secured by fishing vessels and other equipment and receivables. Balances of $139,000 were charged off during the second quarter. The borrower is operating under Chapter 11 bankruptcy laws and management has recognized additional estimated loan impairment of approximately $100,000 in evaluating the adequacy of the allowance for loan losses.
  Loans totaling $614,000 to a sport fishing resort. The primary loan, with a balance of $568,000, has an 80% government guarantee, is secured by real estate, and appears to be adequately capitalized. The remaining loan is secured by a second mortgage on the property as well as equipment and vehicles. Estimated impairment of approximately $46,000 has been recognized on this loan in management's analysis of the allowance for loan losses at June 30, 2002.
  A loan on commercial real estate with a balance of $290,000. The loan appears to be adequately collateralized.

            Repossessed assets were $113,000 at June 30, 2002, compared with $166,000 at December 31, 2001. The reduction is primarily due to a $70,000 sale of a single-family residence at recorded value.

            As noted elsewhere in this discussion, an initiative is to be presented to Alaska voters in November, proposing to move the state legislature from the capital city, Juneau, to another part of the state. In its review and assessment of the adequacy of the allowance for loan losses at June 30, 2002, management believes adoption of this proposal is unlikely. This is an important assumption, however, because adoption of the proposal could potentially result in loss of jobs, decline in business activity, and decline in real estate values in the Bank's principal market area which could have a material adverse impact on loan quality and the Bank's financial position.

Liquidity and Capital Resources

            The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $36.7 million at June 30, 2002, of which $31.7 million was unused.

            At June 30, 2002, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company, except for the possible adoption of the initiative discussed in the "Asset Quality" section of this discussion. While considered unlikely, adoption could have significant adverse effects on the operations of the Company.

            The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2002. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2002.

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

SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, eliminates the treatment of extinguishments of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The statement is effective beginning in 2003.

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in July 2002, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is effective for exit or disposal activities initiated after 2002.

            Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 23, 2002. The results of the vote on the matters presented at the Meeting were as follows:

  The following individuals were elected as directors for three-year terms:

	Vote For	Vote Withheld
Craig E. Dahl	532,525	1,678
Hugh N. Grant	532,365	1,838
D. Eric McDowell	532,395	1,808

  The appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002 was approved by the following vote:

For 523,505; Against 5,752; Abstain 4,946

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
        10.9    Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
        10.10  Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (2)
        10.11  Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
        10.12  Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (3)
        99.1    Certification of Chief Executive Officer
        99.2    Certification of Chief Financial Officer

_________________________

    (1)  Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
    (2)  Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
    (3)  Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                   Alaska Pacific Bancshares, Inc.

August 14, 2002	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer
August 14, 2002	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

August 14, 2002	/a/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

August 14, 2002	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer