Form 10QSB
period 2002-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2002-11-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

             623,132    shares outstanding on October 31, 2002

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

Item 1. Condensed Consolidated Interim Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	September 30, 2002	December 31, 2001
Assets	(Unaudited)
Cash and due from banks	$ 6,243	$ 5,473
Interest-earning deposits in banks	12,834	18,413
Total cash and cash equivalents	19,077	23,886
Investment securities available for sale, at fair value (amortized cost: September 30, 2002 - $9,097; December 31, 2001 - $12,345)	9,325	12,351
Federal Home Loan Bank stock	1,624	1,553
Loans held for sale	994	995
Loans	114,454	111,192
Less allowance for loan losses	1,101	939
Loans, net	113,353	110,253
Accrued interest receivable	599	668
Premises and equipment (including building held for sale - $1,250 at September 30, 2002)	3,012	3,109
Repossessed assets	96	166
Other assets	1,948	1,591
Total Assets	$150,028	$154,572
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 17,120	$ 12,932
Interest-bearing demand	29,981	29,114
Money market	22,237	21,020
Savings	21,057	21,263
Certificates of deposit	39,416	41,980
Total deposits	129,811	126,309
Federal Home Loan Bank advances	5,000	13,000
Advances from borrowers for taxes and insurance	310	905
Accounts payable and accrued expenses	410	426
Accrued interest payable	445	609
Other liabilities	99	332
Total liabilities	136,075	141,581
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued and 623,132 shares outstanding)	7	7
Additional paid-in capital	5,791	5,791
Treasury stock	(400)	(400)
Unearned ESOP shares	(346)	(346)
Unvested shares in stock award plan	(145)	(183)
Retained earnings	8,818	8,116
Accumulated other comprehensive income	228	6
Total shareholders' equity	13,953	12,991
Total Liabilities and Shareholders' Equity	$150,028	$154,572

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2002	2001	2002	2001
Interest Income
Loans	$2,132	$2,342	$6,408	$7,024
Investment securities	162	261	523	835
Interest-bearing deposits with banks	50	73	108	140
Total interest income	2,344	2,676	7,039	7,999
Interest Expense
Deposits	520	920	1,632	2,919
Federal Home Loan Bank advances	78	188	259	573
Total interest expense	598	1,108	1,891	3,492
Net Interest Income	1,746	1,568	5,148	4,507
Provision for loan losses	75	60	295	150
Net interest income after provision for loan losses	1,671	1,508	4,853	4,357
Noninterest Income
Mortgage servicing income	47	49	142	145
Service charges on deposit accounts	152	126	407	345
Other service charges and fees	61	63	144	134
Gain on sale of mortgage loans	81	77	132	216
Total noninterest income	341	315	825	840
Noninterest Expense
Compensation and benefits	847	874	2,545	2,568
Occupancy and equipment	341	368	1,017	1,104
Data processing	82	92	261	259
Professional and consulting fees	79	54	198	190
Marketing and public relations	51	45	143	161
Repossessed property expense, net	48	14	73	14
Branch closure costs	-	135	-	135
Other	218	217	636	628
Total noninterest expense	1,666	1,799	4,873	5,059
Income before income tax	346	24	805	138
Income tax	-	-	-	-
Net Income	$ 346	$ 24	$ 805	$ 138

Earnings per share:
Basic	$0.60	$0.04	$1.41	$0.25
Diluted	0.58	0.04	1.35	0.24

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2002	2001
Operating Activities
Net income	$ 805	$ 138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	295	150
Depreciation and amortization	318	337
Gain on sale of mortgage loans	(132)	(216)
Federal Home Loan Bank stock dividends	(71)	(76)
Amortization of fees, discounts, and premiums, net	(43)	(25)
Stock award plan expense	38	38
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	69	(5)
Other assets	(357)	(609)
Advances from borrowers for taxes and insurance	(595)	(470)
Accrued interest payable	(164)	284
Accounts payable and accrued expenses	(16)	292
Other liabilities	(233)	(20)
Net cash used in operating activities	(86)	(182)
Investing Activities
Maturities and principal repayments of investment securities available for sale	3,217	2,789
Loan originations, net of principal repayments	(8,989)	(25,076)
Sale of mortgage loans	5,784	14,749
Proceeds from sale of repossessed assets	87	70
Purchase of premises and equipment	(221)	(155)
Net cash used in investing activities	(122)	(7,623)
Financing Activities
Net decrease in Federal Home Loan Bank advances	(8,000)	(400)
Net increase in demand and savings deposits	6,066	12,300
Net increase (decrease) in certificates of deposit	(2,564)	4,789
Cash dividends paid	(103)	(90)
Net cash provided by (used in) financing activities	(4,601)	16,599
Increase (decrease) in cash and cash equivalents	(4,809)	8,794
Cash and cash equivalents at beginning of period	23,886	6,847
Cash and cash equivalents at end of period	$19,077	$15,641
Supplemental information:
Cash paid for interest	$2,055	$3,200
Loan repossessions	17	130
Net change in unrealized gain on securities available for sale	222	360
See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
 Notes to Consolidated Interim Financial Statements
      (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2002 and 2001, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At September 30, 2002, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2002:

(dollars in thousands)
Tangible Capital:
Actual	$13,286	8.96%
Required	2,224	1.50
Excess	$11,062	7.46%

Core Capital:
Actual	$13,286	8.96%
Required	4,448	3.00
Excess	$ 8,838	5.96%

Total Risk-Based Capital:
Actual	$14,387	14.69%
Required	7,836	8.00
Excess	$ 6,551	6.69%

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

Three Months Ended September 30,		2002			2001
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$346,000	655,415		$24,000	655,415
Treasury stock		(32,283)			(32,283)
Unvested stock awards		(15,511)			(21,410)
Unearned ESOP shares		(34,621)			(40,749)
Basic EPS	346,000	573,000	$0.60	24,000	560,973	$0.04
Incremental shares under stock plans:
Stock awards		5,332			2,769
Stock options		22,186			8,475
Diluted EPS	$346,000	600,518	$0.58	$24,000	572,217	$0.04

Nine Months Ended September 30,		2002			2001
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$805,000	655,415		$138,000	655,415
Treasury stock		(32,283)			(32,283)
Unvested stock awards		(16,822)			(22,284)
Unearned ESOP shares		(34,621)			(40,749)
Basic EPS	805,000	571,689	$1.41	138,000	560,099	$0.25
Incremental shares under stock plans:
Stock awards		4,660			3,155
Stock options		17,880			9,279
Diluted EPS	$805,000	594,229	$1.35	$138,000	572,533	$0.24

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001

Net income	$346	$ 24	$ 805	$138
Other comprehensive income	72	169	222	360

Comprehensive income	$418	$193	$1,027	$498

Note 5 - Impaired Loans

Impaired loans were $734,000 and $195,000 at September 30, 2002, and December 31, 2001, respectively. Impairments of $221,000 and $101,000, respectively, were recognized on these loans.

Note 6 - Pending Sale of Building

On April 26, 2002, the Bank listed for sale its building in Ketchikan, Alaska. Subsequently, the Bank executed an agreement to sell the building for $1.4 million and lease back a portion of the building for continued use as a banking office. The building had a depreciated cost of approximately $1.3 million at September 30, 2002, but this cost is likely to increase prior to the sale due to modifications needed to move the banking office into an area of the building that is smaller than currently occupied. The sale is expected to be consummated by the end of 2002.

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

Financial Condition

            Total assets of the Company were $150.0 million at September 30, 2002 compared to $154.6 million at December 31, 2001. The $4.5 million (2.9%) decrease resulted primarily from a reduction in cash and cash equivalents used to reduce Federal Home Loan Bank advances.

            Cash and cash equivalents decreased by $4.8 million (20.1%) to $19.1 million at September 30, 2002, from $23.9 million at December 31, 2001. The excess cash at year end was used primarily to repay $8 million of Federal Home Loan Bank advances during the first half of 2002 as well as fund an increase in loans.

             Investment securities available for sale were $9.3 million at September 30, 2002, compared to $12.4 million at December 31, 2001, reflecting principal reductions in mortgage-backed securities. There have been no sales of investment securities during 2002.

             Loans (excluding loans held for sale) were $114.5 million at September 30, 2002, compared to $111.2 million at December 31, 2001, a $3.3 million (2.9%) increase. This net increase resulted from originations of mortgage and nonmortgage loans in excess of principal reductions and mortgage sales. The largest increase was in commercial nonresidential real estate loans, which grew by $5.7 million (32.8%), of which $1.0 million represented the purchase of a loan participation. Residential and commercial construction loans declined $3.0 million (55.1%), due primarily to an unusually active construction market in the fall and winter, followed by unusually low activity in the spring and early summer.

            Management believes the decline in construction loan demand and a softening in demand for other loans is at least partly related to an initiative presented to Alaska voters on November 5, 2002, proposing to move the state legislature from Juneau, Alaska's capital city, to another part of the state. The proposal failed by a wide margin, but it is likely that some businesses and individuals postponed borrowing plans until after the election.

            Loans are summarized by category as follows:

(in thousands)	September 30, 2002	December 31, 2001
Real estate:
Permanent:
One- to four-family	$50,749	$49,242
Multifamily	2,255	1,973
Commercial nonresidential	23,192	17,470
Land	5,203	5,366
Construction:
One- to four-family	2,415	4,006
Commercial nonresidential	-	1,378
Commercial business	13,608	14,000
Consumer:
Home equity	9,395	9,918
Boat	5,571	5,538
Automobile	917	1,288
Other	1,149	1,013
Loans	$114,454	$111,192

Loans held for sale	$ 994	$ 995

            Mortgage servicing rights, included in "other assets," were $447,000 at September 30, 2002, compared with $418,000 at December 31, 2001. The change was the result of additions of $73,000, less amortization of $44,000.

            Deposits were $129.8 million at September 30, 2002, compared to $126.3 million at December 31, 2001, an increase of $3.5 million, or 2.8%. The increase is net of a $6.1 million (7.2%) increase in demand and savings deposits, offset by a $2.6 million (6.1%) decline in certificates of deposit. Noninterest-bearing demand accounts had the largest increase during the period, growing by $4.2 million (32.4%), largely attributable to an increase in small business customers. The reduction in certificates of deposit is attributable in part to less aggressive pricing.

            Advances from the Federal Home Loan Bank of Seattle decreased $8.0 million to $5.0 million at September 30, 2002 from $13.0 million at December 31, 2001, reflecting the repayment of one-year advances which matured during the first quarter.

            Total shareholders' equity was $14.0 million at September 30, 2002, compared with $13.0 million at December 31, 2001. The net change was primarily the result of net income of $805,000, cash dividends of $103,000, and an increase in unrealized gains on securities of $222,000.

Results of Operations

            Net Income. Net income for the third quarter of 2002 was $346,000 ($.58 per diluted share) compared to $24,000 ($.04 per diluted share) for the third quarter of 2001, an increase of $322,000. For the first three quarters of 2002, net income increased to $805,000 ($1.35 per diluted share) from $138,000 ($.24 per diluted share) for the first three quarters of 2001. The increases in net income were due to increased revenues, offset by increased provisions for loan losses and, for the nine-month comparison, decreased gains on the sale of mortgage loans. In addition, the third quarter of 2001 included $135,000 of branch closure costs. For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2002	2001	Increase (Decrease) to Income	2002	2001	Increase (Decrease) to Income

Net interest income	$1,746	$1,568	$178	$5,148	$4,507	$641
Noninterest income, excluding mortgage gains	260	238	22	693	624	69
Gain on sale of mortgage loans	81	77	4	132	216	(84)
Provision for loan losses	(75)	(60)	(15)	(295)	(150)	(145)
Noninterest expense, excluding branch closure costs	(1,666)	(1,664)	(2)	(4,873)	(4,924)	51
Subtotal	346	159	187	805	273	532
Branch closure costs	-	(135)	135	-	(135)	135
Net income	$ 346	$ 24	$322	$ 805	$ 138	$667

            Net Interest Income. Net interest income for the third quarter of 2002 increased $178,000 (11.4%), and for the first three quarters of 2002 increased $641,000, (14.2%), each in comparison with the same period in 2001. The increases were in part attributable to higher average earning assets, particularly average loans, which increased $2.3 million (2.0%) for the third quarter and $4.0 million (3.6%) for the first nine months of 2002, in comparison with the same periods in 2001. The increases in net interest income were also attributable to an improved net interest margin, which increased to 4.66% and 4.71% of average total assets for the third quarter and first nine months, respectively, of 2002, compared with 4.21% and 4.22%, respectively, for the same periods in 2001. The improvement in margin was due to a lower and more favorable interest-rate environment in 2002, but was also favorably affected by reductions both in borrowings and, to a lesser extent, certificates of deposit.

            Provision for Loan Losses. The provision for loan losses increased to $75,000 in the third quarter of 2002 from $60,000 in the third quarter in 2001. For the nine months, the provision increased significantly to $295,000 in 2002, compared with $150,000 in 2001. Net loan chargeoffs (or net recoveries) were ($2,000) for the third quarter and $133,000 for the first nine months of 2002, compared with $27,000 and $61,000, respectively, in 2001. Loans charged off in 2002 are entirely related to a commercial fishing borrower in Chapter 11 bankruptcy. The higher provisions were considered by management to be necessary to replenish and maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

            Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $22,000 (9.2%) for the third quarter and $69,000 (11.1%) for the first nine months of 2002, compared with the same periods in 2001. These increases were principally due to service charges on deposit accounts, which increased by $26,000 (20.6%) and $62,000 (18.0%), respectively, primarily as a result of increased checking accounts, especially from small-business customers.

            Gains on sale of mortgage loans increased $4,000, or 5.2%, for the third quarter and decreased $84,000, or 38.9%, for the first nine months of 2002, compared with the same periods in 2001. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decisions to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Gains in the first nine months of 2002 compared 2001 were negatively affected by both factors. Mortgage originations, particularly refinances, were generally higher in 2001 than in 2002 due to market conditions and other factors. At the same time, management chose to sell a higher proportion of the 2001 production as part of its strategy for controlling interest-rate risk.

            Noninterest Expense. Noninterest expense, excluding branch closure costs of $135,000 in 2001, increased $2,000 (0.1%) for the third quarter of 2002 and decreased $51,000 (1.0%) for the first nine months of 2002, each compared with the same periods in 2001. These small changes are the result of normal cost increases, offset by a reduction in operating expenses resulting from closing the two unprofitable banking locations in October 2001.

            Income Taxes. No income tax expense was recognized for each of the three-month and nine-month periods ended September 30, 2002 or 2001, due to $3.5 million of net operating loss carryforwards, which expire in various years beginning in 2004 and through 2021.

Asset Quality

            Nonaccrual loans were approximately $2.1 million at September 30, 2002, compared with $1.4 million at December 31, 2001. The three largest loans at September 30, 2002, are summarized as follows:

  Loans totaling $614,000 to a sport fishing resort. The primary loan, with a balance of $568,000, has an 80% government guarantee and is secured by real estate. The remaining loan is secured by a second mortgage on the property as well as equipment and vehicles. Based on appraisal valuation, the loans appear to be adequately collateralized.
  A loan on commercial land with a balance of $509,000. Based on appraisal valuation, the loan appears to be adequately collateralized.
  Loans with a remaining balance of $332,000 to a commercial fishing business secured by fishing vessels and other equipment and receivables. Balances of $139,000 were charged off during the second quarter of 2002. The borrower is operating under Chapter 11 bankruptcy laws and management has recognized additional estimated loan impairment of approximately $175,000 in evaluating the adequacy of the allowance for loan losses.

            Loans with balances totaling $734,000 and $195,000 at September 30, 2002 and December 31, 2001, respectively, were considered to be impaired. Total estimated impairments of $221,000 and $101,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

            Repossessed assets were $96,000 at September 30, 2002, compared with $166,000 at December 31, 2001. The reduction is primarily due to a $70,000 sale of a single-family residence at recorded value.

Liquidity and Capital Resources

            The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $37.5 million at September 30, 2002, of which $32.5 million was unused.

            At September 30, 2002, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

            The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2002. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2002.

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

SFAS 147, Acquisitions of Certain Financial Institutions, issued in October 2002, amends previous accounting pronouncements which provided industry-specific guidance for acquisitions of financial institutions. In effect, this statement brings the accounting for financial institution acquisitions under the non-industry-specific guidance of SFAS 141, and SFAS 142. The statement is effective for acquisitions beginning in October 2002.

            Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

Item 3. Controls and Procedures

            (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the registrant's Chief Executive Officer, Chief Financial Officer and other members of the registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The registrant's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b)  Changes in Internal Controls: In the quarter ended September 30, 2002, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                                           OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

(b)   No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                  Alaska Pacific Bancshares, Inc.

November 14, 2002	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 14, 2002	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer

CERTIFICATIONS
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
REQUIRED BY RULES 13a-14 AND 15d-14 UNDER THE SECURTIES EXCHANGE ACT OF 1934

I, Craig E. Dahl, President and Chief Executive Officer, certify that:

  I have reviewed this Quarterly report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize the report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
REQUIRED BY RULES 13a-14 AND 15d-14 UNDER THE SECURTIES EXCHANGE ACT OF 1934

I, Roger K. White, Senior Vice President and Chief Financial Officer, certify that:

  I have reviewed this Quarterly report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize the report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/Roger K. White
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

November 14, 2002	/s/Craig E. Dahl
Date	Craig E. Dahl
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

November 14, 2002	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer