Form 10KSB/A
period 2001-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2002-12-02
CIK 1081860

                                           SECURITIES AND EXCHANGE COMMISSION
                                                                              Washington, D.C. 20549

                                                                        FORM 10-KSB/A

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

For the fiscal year ended December 31, 2001 OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Exact name of registrant as specified in its charter)
Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

2049 Jordan Avenue, Juneau, Alaska	99801
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code:	(907) 789-4844

Securities registered pursuant to Section 12(b) of the Act:	None

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

                                                    DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 (Parts I and II)

2.        Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)     Yes              No    X

The Registrant hereby amends Part II, Item 7 of its Annual Report for the fiscal year ended December 31, 2001 for the purpose of correcting a typographical error in the Edgarization process.  Specifically, in the Independent Auditors' Report on the consolidated financial statements for the year ended December 31, 2001, the city and state where the audit report was filed were inadvertently omitted. No other revisions have been made.

PART II

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
ALASKA PACIFIC BANCSHARES, INC.
Date: November 29, 2002	By: /s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer (Duly Authorized Representative)

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

Anchorage, Alaska
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