Form 10KSB/A
period 2002-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2003-04-01
CIK 1081860

                                           SECURITIES AND EXCHANGE COMMISSION
                                                                              Washington, D.C. 20549

                                                                        FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

For the fiscal year ended December 31, 2002 OR

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

The registrant's revenues for the fiscal year ended December 31, 2002 were $10.6 million.

          As of March 27, 2003, there were issued and outstanding 623,132 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." Based on the average of the bid and asked prices for the Common Stock on March 27, 2003, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $11.8 million (623,132 shares at $19.00 per share). For purposes of this calculation, officers and directors of the registrant and the registrant's Employee Stock Ownership Plan are considered nonaffiliates.

                                                    DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 (Parts I and II)

2.        Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)     Yes              No    X

PART I

Item 1. Description of Business

General

            Alaska Pacific Bancshares, Inc. ("Corporation"), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank ("Alaska Pacific" or the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on July 1, 1999. At December 31, 2002, the Corporation had total assets of $154.3 million, total deposits of $132.7 million and stockholders' equity of $15.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

            Alaska Pacific was founded as "Alaska Federal Savings and Loan Association of Juneau" in 1935 and changed its name to "Alaska Federal Savings Bank" in October 1993. In connection with the conversion from mutual to stock form, Alaska Pacific changed its name from "Alaska Federal Savings Bank" to its current title. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The FDIC under the Savings Association Insurance Fund ("SAIF") currently insures the Bank's deposits, which have been federally insured since 1937. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

            Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one- to four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial real estate loans.

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

Selected Financial Data

            This information is incorporated by reference from page 4 of the 2002 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

            This information is incorporated by reference from page 10 of the Annual Report.

Lending Activities

    General. At December 31, 2002, Alaska Pacific's loan portfolio (excluding loans held for sale) amounted to $107.3 million, or 69.5%, of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with these loans amounting to $41.4 million, or 38.6% of the total loan portfolio at December 31, 2002. In addition, Alaska Pacific originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of Alaska Pacific's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific's loan portfolio as of the dates indicated.

(dollars in thousands) December 31,	2002		2001
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$41,419	38.60%	$49,242	44.29%
Multifamily	2,209	2.06	1,972	1.77
Commercial nonresidential	26,075	24.31	17,470	15.71
Land	5,120	4.77	5,366	4.83
Construction:
One- to four-family	3,643	3.40	4,006	3.60
Commercial nonresidential	52	0.05	1,378	1.24
Commercial business	12,975	12.10	14,000	12.59
Consumer:
Home equity	8,912	8.31	9,918	8.92
Boat	5,249	4.89	5,538	4.98
Automobile	831	0.77	1,289	1.16
Other	789	0.74	1,013	0.91
Total loans	107,274	100.00%	111,192	100.00%
Less:
Allowance for loan losses	1,152		939
Loans, net	$106,122		$110,253

     One- to Four-Family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to four-family residences located in its primary market area. At December 31, 2002, $41.4 million, or 38.6%, Alaska Pacific's total loan portfolio consisted of these loans. Alaska Pacific originated $39.5 million and $35.7 million of one- to four-family residential mortgage loans during the years ended December 31, 2002 and 2001, respectively.

            Generally, Alaska Pacific's fixed-rate one-to four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Alaska Housing Finance Corporation ("AHFC"), a state agency that provides affordable housing programs. Alaska Pacific's fixed-rate loans customarily include "due on sale" clauses, which gives the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2002, $3.1 million, or 7.5%, of Alaska Pacific's one- to four-family residential loan portfolio consisted of adjustable rate mortgage loans. Alaska Pacific retains these adjustable rate mortgage loans primarily for its portfolio. Alaska Pacific currently originates adjustable rate mortgage loans that adjust annually (after an initial fixed-rate period from one to five years) based on the weekly average yield of U.S. Treasury securities adjusted to a constant maturity of one year, plus 2.75%, with annual and lifetime interest rate adjustment limits of 2% to 6%, respectively. Alaska Pacific offers these adjustable rate mortgage loans at an initial below market "teaser" rate; however, borrowers are qualified at the fully indexed rate. Alaska Pacific's adjustable rate mortgages are typically based on a 15 or 30-year amortization schedule. Alaska Pacific's adjustable rate mortgage loans do not provide for negative amortization.

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

     Alaska Pacific also originates one- to four-family mortgage loans under FHLMC, Federal Housing Administration, Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, servicing retained, which means Alaska Pacific retains the right to collect principal and interest payments and forward it to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See " Loan Originations, Sales and Purchases."

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

     Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2002 and 2001, land loans amounted to $5.1 million and $5.4 million, respectively.

            Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

     Construction Lending. At December 31, 2002, construction loans amounted to $3.7 million, or 3.5% of total loans, all of which were secured by properties located in Alaska Pacific's primary market area. This compares with $5.4 million, or 4.8% of the total loan portfolio at December 31, 2001.

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

            Construction loans to builders, or speculative loans, are typically made with a maximum loan-to-value ratio of the lesser of 80% of the cost of construction or 75% of the appraised value. Construction loans made to home builders are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either Alaska Pacific or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the debt on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One- to four-family construction loans generally range in size from $50,000 to $400,000, while commercial nonresidential and multifamily construction loans have generally ranged from $150,000 to $1 million. At December 31, 2002, all construction loans were performing according to the loan terms; the largest, for approximately $1.2 million, was for a large single-family residence.

     Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $50,000 to $500,000 and the largest loan totaled $1.7 million at December 31, 2002 and was performing in accordance with its terms. At December 31, 2002, Alaska Pacific had $2.2 million of multifamily residential and $26.1 million of commercial real estate loans, which amounted to 2.1% and 24.3%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%. Substantially all of Alaska Pacific's multifamily and commercial real estate loans are secured by property located within Alaska Pacific's primary market area.

            Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

            From time to time, Alaska Pacific purchases participations in multifamily and commercial real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $1.5 million. Such loans are on similar terms and are subject to the same underwriting standards as loans originated by Alaska Pacific.

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

     Commercial Business Lending. At December 31, 2002, commercial business loans amounted to $13.0 million, or 12.1% of total loans, compared to $14.0 million, or 12.6%, of total loans, at December 31, 2001.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between one and three percentage points. Such loans generally are originated in principal amounts between $50,000 and $750,000. At December 31, 2002, the largest commercial business loan was to an Alaska Native corporation for $1.0 million, secured by a time deposit in Alaska Pacific. The loan was performing according to its terms at December 31, 2002.

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

            Alaska Pacific also makes commercial loans secured by commercial charter boats and commercial fishing boats. These loans have ten-year terms with an interest rate that adjusts based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ship's preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

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

     Consumer Lending. At December 31, 2002, consumer loans totaled $15.8 million, or 14.7% of total loans, compared to $17.8 million, or 16.0%, of total loans, at December 31, 2001.

            Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific's consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific's consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2002, home equity loans totaled $8.9 million, or 8.3% of the total loan portfolio, compared to $9.9 million, or 8.9% of the total loan portfolio at December 31, 2001. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 15 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates.

            At December 31, 2002, consumer boat loans amounted to $5.2 million, or 4.9%, of the total loan portfolio compared to $5.5 million, or 5.0% of the total loan portfolio at December 31, 2001. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

            At December 31, 2002, automobile loans amounted to $831,000, or 0.8%, of the total loan portfolio compared to $1.3 million, or 1.2% of the total loan portfolio at December 31, 2001. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $789,000, or 0.7%, of total loans at December 31, 2002, compared to $1.0 million, or 0.9% of total loans at December 31, 2001.

            Alaska Pacific also requires title, fire and casualty insurance on secured consumer loans. The only title exception is for home equity loans under $50,000 where a property profile, obtained from a title company, indicates there are no liens or encumbrances not previously disclosed. Consumer loans for boats and airplanes also require a breach of warranty endorsement.

            Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles or boats and particularly used automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as Alaska Pacific, and a borrower may be able to assert against this assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2002, one consumer loan, a boat loan for $33,000, was 90 days or more past due.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in Alaska Pacific's portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year
(in thousands)	Within 1 Year	1 Year Through 3 Years	3 Year Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust-able Rates
Real estate:
Permanent:
One- to four-family	$ 587	$ 457	$ 525	$ 1,866	$37,984	$41,419	$37,796	$ 3,036
Multifamily	267	100	57	598	1,187	2,209	651	1,291
Commercial nonresidential	230	427	198	7,543	17,677	26,075	1,762	24,083
Land	2,253	1,110	419	930	408	5,120	944	1,923
Construction:
One- to four-family	3,643	-	-	-	-	3,643	-	-
Commercial nonresidential	52	-	-	-	-	52	-	-
Commercial business	2,867	1,125	2,302	3,848	2,833	12,975	586	9,522
Consumer:
Home equity	152	259	524	3,291	4,686	8,912	6,717	2,043
Boat	10	150	464	2,124	2,501	5,249	3,878	1,361
Automobile	34	424	319	54	-	831	797	-
Other	163	112	183	235	96	789	295	331
Total	$10,258	$4,164	$4,991	$20,489	$67,372	$107,274	$53,426	$43,590

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

            Loan approval authority varies based on loan type. The President and Chief Executive Officer and the Senior Vice President and Chief Lending Officer each have authority to approve all residential mortgage loans up to and including $250,000 that are originated for Alaska Pacific's portfolio and up to the agency limit if the loan is to be sold in the secondary market, multifamily and commercial real estate loans up to and including $300,000, commercial business loans up to and including $250,000 ($100,000 if unsecured), and consumer loans up to and including $200,000 ($50,000 if unsecured). Alaska Pacific's Senior Loan Committee, consisting of the Senior Vice President and Chief Loan Officer and two senior lending officers, must approve loans in excess of these amounts up to and including $500,000. The Directors' Loan Committee must approve all loans in excess of the Senior Loan Committee's approval authority up to and including $1,250,000. The Board of Directors must approve all loans in excess of the Directors Loan Committee's approval authority.

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

            In 2000, Alaska Pacific implemented an automated underwriting system for consumer loans, enabling expedited approval of consumer loans at any branch location. This system also enables processing of online loan applications from customers, which is scheduled for implementation in 2003.

            Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of Alaska Pacific's unimpaired capital and surplus. At December 31, 2002, the loans-to-one borrower limitation for Alaska Pacific was $2.3 million and Alaska Pacific had no loans in excess of this limitation.

     Loan Originations, Sales and Purchases. Historically, Alaska Pacific's primary lending activity has been the origination of one- to four-family residential mortgage loans. In recent years, Alaska Pacific has increased its emphasis on the origination of commercial and consumer loans.

            Alaska Pacific generally sells all loans without recourse. Alaska Pacific generally sells conventional fixed-rate one- to four-family residential mortgage loans to the FHLMC or AHFC, servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2002, Alaska Pacific's servicing portfolio was $82.7 million. For the year ended December 31, 2002, loan servicing fees totaled $249,000 before amortization of servicing rights. In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2002, these escrow balances totaled $754,000. Sales of mortgage loans amounted to $25.2 million in 2002, compared with $26.1 million in 2001.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2002	2001
Loans originated:
Real estate:
Permanent:
One- to four-family	$39,513	$35,715
Multifamily	543	69
Commercial nonresidential	15,107	1,870
Land	233	634
Construction:
One- to four-family	5,376	5,688
Multifamily	-	750
Commercial nonresidential	53	1,588
Commercial business	2,538	6,759
Consumer:
Home equity	2,923	4,208
Boat	2,872	3,745
Automobile	455	871
Other	432	685
Total loans originated	70,045	62,582
Loans purchased	1,074	-
Loans sold	(25,172)	(26,133)
Principal repayments	(46,124)	(30,451)
Foreclosed loans	(146)	(170)
Net increase (decrease) in loans and loans held for sale	$ (323)	$ 5,828

     Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2002, Alaska Pacific had $6.2 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. See Note 14 of Notes to the Consolidated Financial Statements included in the Annual Report.

     Loan Origination and Other Fees. Alaska Pacific, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $493,000 of net deferred loan fees at December 31, 2002.

    Nonperforming Assets and Delinquencies. Alaska Pacific utilizes one full time loan collector to monitor the loan portfolio and communicate with customers concerning past due payments. The size of the portfolio and historically low delinquency rates allow one individual to manage consumer, commercial and residential loans, including those loans serviced for other investors. When a borrower fails to make a required payment, Alaska Pacific institutes collection procedures. The process for monitoring consumer, commercial and residential loans is the same for each type of loan until foreclosure or repossession of the collateral. Depending on the value or nature of the collateral, the loan servicing manager, senior lender or senior management directs any further action.

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

            The following table sets forth information with respect to Alaska Pacific's nonperforming assets at the dates indicated. It is the policy of Alaska Pacific to cease accruing interest on loans 90 days or more past due.
(dollars in thousands) December 31,	2002	2001
Loans accounted for on a nonaccrual basis:
Commercial nonresidential real estate	$ 904	$ -
Land	508	145
Commercial business	332	1,214
Consumer - boats	33
Total	1,777	1,359
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	1,777	1,359

Repossessed assets	189	166
Total nonperforming assets	$1,966	$1,525

Nonaccrual and 90 days or more past due loans as a percentage of loans, net	1.67%	1.23%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	1.15%	0.88%

Nonperforming assets as a percentage of total assets	1.27%	0.99%

            Gross interest income that would have been recorded for the year ended December 31, 2002 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year was approximately $122,000, and the amount of interest income on these loans that was included in net income for the year was approximately $23,000.

    Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value, less estimated selling costs. At December 31, 2002, repossessed assets consisted of two assets with outstanding balances totaling $189,000, the largest of which was a single-family residence with a balance of $129,000.

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

            At December 31, 2002 and 2001, the aggregate amounts of Alaska Pacific's classified and special mention assets (as determined by Alaska Pacific), were as follows:
(in thousands) December 31,	2002	2001
Loss	$ -	$ -
Doubtful	329	-
Substandard assets	1,638	1,161
Special mention	1,172	1,392

    At December 31, 2002, assets classified as substandard, doubtful or loss totaled $2.0 million compared to $1.2 million at December 31, 2001. Substandard and doubtful assets in 2002 consisted of five commercial real estate and land loans totaling $1.1 million, three commercial business loans totaling $428,000, two repossessed assets totaling $189,000, and several mortgage and consumer loans totaling $246,000. Management has estimated potential impairment of $329,000 in its assessment of the adequacy of the allowance for loan losses at December 31, 2002. The largest component of the 2001 classified assets was $973,000 in commercial business loans.

    Special mention loans decreased to $1.2 million at December 31, 2002 from $1.4 million at December 31, 2001. The total at December 31, 2002 consists primarily of two commercial business loans totaling $737,000 and two residential mortgages totaling $309,000. Alaska Pacific believes these loans are well secured, but are being monitored carefully due to slow payment histories.

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

  Reports from Alaska Pacific's managers. Lending managers may be aware of a borrower's circumstances that have not yet resulted in any past due payments but has the potential for problems in the future. Each lending manager reviews their respective lending unit's loans and identifies any that may have developing weaknesses. This "self identification" process is an important component of maintaining credit quality, as each lender is accountable for monitoring as well as originating loans.

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

     The amount that is to be added to allowance for loan losses is based upon a variety of factors. An important component is a loss percentage set for each major category of loan that is based upon Alaska Pacific's past loss experience. In certain instances, Alaska Pacific's own loss experience has been minimal, and the related loss factor is modified based on consideration of published national loan loss data. The loss percentages are also influenced by economic factors as well as management experience.

            Each individual loan, previously classified by management or newly classified during the quarterly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall required reserve amount. As a result of the size of the institution, the size of the portfolio, and the relatively small number of classified loans, most members of the asset classification committee are often directly familiar with the borrower, the collateral or the circumstances giving rise to the concerns. For the remaining portion of the portfolio, comprised of "pass" loans, the loss percentages discussed above are applied to each loan category.

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

     Management believes that the allowance for loan losses at December 31, 2002 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) December 31,	2002	2001
Allowance at beginning of period	$ 939	$788
Provision for loan losses	370	210
Charge-offs:
One- to- four family residential	(4)	(26)
Commercial business	(139)	-
Consumer:
Home equity	(21)	-
Boat	-	(26)
Automobile	-	(7)
Other	-	(4)
Total charge-offs	(164)	(63)
Recoveries:
Commercial business	7	-
Consumer:
Boat	-	2
Other	-	2
Total recoveries	7	4
Net charge-offs	(157)	(59)
Balance at end of period	$1,152	$939

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.07%	0.84%

Net charge-offs as a percentage of average loans outstanding during the period	0.14	0.05

Allowance for loan losses as a percentage of nonperforming loans at end of period	64.83	69.09

    The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,	2002			2001
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One- to four-family	$ 45	0.11%	38.60%	$158	0.32%	44.29%
Multifamily	6	0.27	2.06	3	0.15	1.77
Commercial nonresidential	151	0.58	24.31	23	0.13	15.71
Land	7	0.14	4.77	6	0.11	4.83
Construction:
One- to four-family	2	0.05	3.40	2	0.05	3.60
Commercial nonresidential	-	-	0.05	1	0.07	1.24
Commercial	800	6.17	12.10	508	3.63	12.59
Consumer:
Home equity	58	0.65	8.31	47	0.47	8.92
Boat	59	1.12	4.89	116	2.09	4.98
Automobile	13	1.56	0.77	43	3.34	1.16
Other	11	1.39	0.74	32	3.16	0.91
Total allowance for loan losses	$1,152	1.07%	100.00%	$939	0.84%	100.00%

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

            Investment securities provide liquidity for funding loan originations and deposit withdrawals and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations  Liquidity and Capital Resources" in the Annual Report and "Regulation" herein.

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

    The following table sets forth the composition of Alaska Pacific's investment and mortgage-backed securities portfolios at the dates indicated.

December 31,	2002			2001
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Federal National Mortgage Association	$1,287	$1,330	15.9%	$ 1,775	$ 1,822	14.4%
Federal Home Loan Mortgage Corporation	1,431	1,517	17.7	2,203	2,322	17.8
Government National Mortgage Association	5,069	4,733	62.8	8,013	7,832	64.9
U.S. agencies and corporations:
Small Business Administration pools	289	285	3.6	360	369	2.9
Total investment securities available for sale	$8,076	$7,865	100.0%	$12,351	$12,345	100.0%

    While management has no specific plans to sell any security, the entire portfolio has been designated as "available-for-sale" at December 31, 2002 and 2001, to allow flexibility in managing the portfolio.

    At December 31, 2002, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $289,000 and the portfolio of mortgage-backed securities had an estimated fair value of $7.8 million.

    At December 31, 2002, mortgage-backed securities consisted of FHLMC, FNMA and GNMA issues with an amortized cost of $7.6 million. The mortgage-backed securities portfolio had coupon rates ranging from 3.96% to 9.00% and had a weighted average yield of 5.86% at December 31, 2002.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific's investment and mortgage-backed securities at December 31, 2002.
	Final Maturity or Repricing within:
	One Year or Less		Over Ten Years		Total
(dollars in thousands) December 31, 2002	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities:
Federal National Mortgage Association	$ 1,330	3.3%	$ -	- %	$1,330	3.3%
Federal Home Loan Mortgage Corporation	1,517	2.9	-	-	1,517	2.9
Government National Mortgage Association	232	4.3	4,501	7.2	4,733	7.1
U.S. agencies and corporations:
Small Business Administration pools	285	3.4	-	-	285	3.4
Total investment securities available for sale	$3,364	3.2%	$4,501	7.2%	$7,865	4.5%

            Alaska Pacific's investment policy permits investment in "off balance sheet" derivative instruments such as "forwards," "futures," "options" and "swaps" used as hedges; however, Alaska Pacific has not utilized such instruments.

     At December 31, 2002, Alaska Pacific's investment in the common stock of the FHLB of Seattle (carrying and market values of $1.6 million) had an aggregate book value in excess of 10% of Alaska Pacific's total equity.

     Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders' equity at December 31, 2002.

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

     In 2002, Alaska Pacific introduced "Web-Link," an Internet-based product for business customers, which enables the customer to manage cash balances, pay vendors online, and provide direct deposit for employees. This product has been well received and is gradually growing in importance.

     Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific's deposit mix and pricing is generally reviewed weekly. Alaska Pacific does not have significant brokered deposits. Deposits from municipalities and other public entities were approximately $7.0 million at December 31, 2002.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Alaska.

     The following table sets forth information concerning Alaska Pacific's time deposits and other interest-bearing deposits at December 31, 2002.
Weighted Average Interest Rate	Term	Category	Amount (in thousands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Non-interest-bearing	$ 18,094	$ 100	13.64%
0.69	N/A	Interest-bearing demand	31,044	100	23.40
1.26	N/A	Money market deposit accounts	21,999	3,500	16.58
1.01	N/A	Savings accounts	22,790	100	17.18

		Certificates of Deposit
0.89	Seven days	Fixed-rate	2,333	500	1.76
0.99	One month	Fixed-rate	164	500	0.12
1.19	Two months	Fixed-rate	980	500	0.74
1.27	Three months	Fixed-rate	3,435	500	2.59
1.72	Six months	Fixed-rate	4,974	500	3.75
2.01	Nine months	Fixed-rate	330	500	0.25
2.22	One year	Fixed-rate	10,726	500	8.08
3.25	18 months	Fixed-rate	622	500	0.47
4.27	Two years	Fixed-rate	2,884	500	2.17
4.65	Three years	Fixed-rate	608	500	0.46
5.81	Four years	Fixed-rate	226	500	0.17
5.45	Five years	Fixed-rate	2,846	500	2.14
2.35	Gold minor one year	Fixed-rate	2,635	500	1.99
8.00	Deferred Comp one year	Fixed-rate	1,019	500	0.77
1.50	One year	Variable-rate	2,406	500	1.81
2.24	2-1/2 years	Variable-rate	2,566	500	1.93
T	T	TOTAL	$132,681	T	T

    The following table indicates the amount of Alaska Pacific's jumbo certificates of deposit by time remaining until maturity as of December 31, 2002. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit (in thousands)
Three months or less	$ 8,531
Over three through six months	776
Over six through twelve months	1,833
Over twelve months	1,009
Total	$12,149

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of savings accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2002			2001
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Non-interest bearing demand accounts	$ 18,094	13.64%	$5,162	$ 12,932	10.24%
Interest-bearing demand accounts	31,044	23.40	1,930	29,114	23.05
Money market deposit accounts	21,999	16.58	979	21,020	16.64
Savings accounts	22,790	17.18	1,527	21,263	16.83
Variable-rate certificates which mature :
Within 1 year	3,631	2.74	131	3,500	2.77
After 1 year, but within 2 years	863	0.65	(404)	1,267	1.00
After 2 years, but within 5 years	478	0.36	141	337	0.27
Fixed rate certificates which mature:
Within 1 year	28,074	21.16	(2,745)	30,819	24.40
After 1 year, but within 2 years	1,956	1.47	(325)	2,281	1.81
After 2 years, but within 5 years	3,752	2.83	(24)	3,776	2.99
Total	$132,681	100.00%	$6,372	$126,309	100.00%

Time Deposits by Rates

            The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.
(In thousands) December 31,	2002	2001
0.00 - 0.99%	$ 2,400	$ -
1.00 - 1.99%	12,751	4,424
2.00 - 2.99%	16,061	9,609
3.00 - 3.99%	1,422	11,631
4.00 - 4.99%	1,477	4,306
5.00 - 5.99%	1,910	7,429
6.00 - 6.99%	1,713	3,445
7.00% and over	1,020	1,136
Total	$38,754	$41,980

Time Deposits by Maturities

            The following table sets forth the amount and maturities of time deposits at December 31, 2002.
	Amount Due
(dollars in thousands)	Less Than 1 Year	Over 1 And Less Than 2 Years	Over 2 And Less Than 3 Years	Over 3 And Less Than 4 Years	Over 4 Years	Total
0.00 - 0.99%	$ 2,400	$ -	$ -	$ -	$ -	$ 2,400
1.00 - 1.99%	12,713	-	-	-	38	12,751
2.00 - 2.99%	14,191	1,339	531	-		16,061
3.00 - 3.99%	350	709	178	-	185	1,422
4.00 - 4.99%	368	356	157	315	281	1,477
5.00 - 5.99%	984	335	91	500	-	1,910
6.00 - 6.99%	700	79	866	68	-	1,713
7.00% and over	-	-	-	988	32	1,020
Total	$31,706	$2,818	$1,823	$1,871	$536	$38,754

Deposit Activities and Other Sources of Funds

    The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2002	2001
Beginning balance	$126,309	$107,989

Net deposits (withdrawals) before interest credited	4,257	14,640
Interest credited	2,115	3,680
Net increase in deposits	6,372	18,320

Ending balance	$132,681	$126,309

     Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific's lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, Alaska Pacific had a borrowing capacity of approximately $38.6 million with the FHLB of Seattle, of which $33.6 million was unused compared with $38.6 million and $25.6 million, respectively, at December 31, 2001.

    The following table sets forth certain information regarding Alaska Pacific's advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2002	2001
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$13,000	$16,000
Average outstanding during the year	5,485	13,155
Balance outstanding at end of year	5,000	13,000

Approximate weighted average rate paid:
Average during the year	6.16%	5.78%
At end of year	6.13	5.67

REGULATION

General

            The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations.

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

            All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the year ended December 31, 2002 was $46,000.

         Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The Bank, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Seattle. The Bank is in compliance with this requirement with an investment in FHLB of Seattle stock of $1.6 million at December 31, 2002.

    Among other benefits, the FHLB of Seattle provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Seattle.

    Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

    As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

    The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

    The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.70 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

            Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

    At December 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

    Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2002, the Bank met the test and its QTL percentage was 77.8%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2002, the Bank had tangible capital of $14.2 million, or 9.36% of adjusted total assets, which is approximately $11.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2002, the Bank had core capital equal to $14.2 million, or 9.36% of adjusted total assets, which is $9.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

    On December 31, 2002, the Bank had total risk-based capital of approximately $15.4 million, including $14.2 million in core capital and $1.2 million in qualifying supplementary capital, and risk-weighted assets of $98.1 million, or total capital of 15.68% of risk-weighted assets. This amount was $7.5 million above the 8% requirement in effect on that date.

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

     The imposition by the OTS or the FDIC of any of these measures on the Corporation or the Bank may have a substantial adverse effect on their operations and profitability.

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

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2002, the Bank's limit on loans to one borrower was $2.3 million. At December 31, 2002, the Bank's largest single loan to one borrower was $1.7 million, which was performing according to its original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating as a result of its latest evaluation.

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

    Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

          a.   repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks,                 securities firms, insurance companies and other financial service providers;

          b.   provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their                 holding companies;

          c.   broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies                 and their financial subsidiaries;

          d.   provided an enhanced framework for protecting the privacy of consumer information;

          e.   adopted a number of provisions related to the capitalization, membership, corporate governance and other measures                 designed to modernize the FHLB system;

          f.   modified the laws governing the implementation of the CRA; and

          g.   addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of                 financial institutions.

          The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

            The USA Patriot Act. In response to the terrorist events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

            Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

            To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Corporation and the Bank.

            Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

            The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

            The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

            The Sarbanes-Oxley Act addresses, among other matters:

  audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on insider trading during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  a prohibition on personal loans to directors and officers;
  expedited filing requirements for Form 4s;
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

     Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See " Federal Regulation of Savings Associations - Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

    The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

    Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

    The Alaska state income tax rate applicable to the Bank is based on a graduated tax rate schedule, with a maximum rate of 9.4% on income over $90,000. There have not been any audits of the Bank's state tax returns during the past five years.

Audits

    The Corporation's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Subsidiary Activities

    As of December 31, 2002, Alaska Pacific did not own any active subsidiaries.

Personnel

    As of December 31, 2002, the Bank had 62 full-time and eight part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Competition

            Alaska Pacific faces strong competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks and credit unions operating in its primary market area. The Bank competes with four commercial banks (including one Southeast Alaska based community bank, two giant super-regional banks and one statewide regional bank) and six credit unions in its primary market area. Particularly in times of high interest rates, Alaska Pacific has faced additional significant competition for investors' funds from short-term money market securities, other corporate and government securities and credit unions. The Bank's competition for loans also comes from mortgage bankers and Internet-based marketers. This competition for deposits and the origination of loans may limit Alaska Pacific's future growth.

            Alaska Pacific's market share is approximately 12% of deposits in Southeast Alaska, but the total market in this calculation includes credit unions only for those based in Southeast Alaska. If one were to include state-wide credit unions as well as "non-bank" competitors such as brokerage firms and money market mutual funds, Alaska Pacific's share would be somewhat less. Alaska Pacific's largest competitor is Wells Fargo, with a market share of approximately 42%. Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 2.    Description of Property

    The following table sets forth certain information regarding Alaska Pacific's offices at December 31, 2002.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$54,205
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	32,236
Juneau, Alaska 99801

410 Mission Street	1974	2,300	13,009
Ketchikan, Alaska 99901

2442 Tongass Avenue (2)	1997	1,550	4,066
Ketchikan, Alaska 99901

101 Lake Street (3)	1978	3,326	14,993
Sitka, Alaska 99835

310 Hill Street
Hoonah, Alaska 99829 (4)	2000	900	3,399

615 Mallott Avenue
Yakutat, Alaska 99689 (4)	2000	900	10,773

_____________

(1)  Lease expires in January 2009, with one 10-year option to renew.
(2)  Lease expires in November 2005, with three three-year options to renew.
(3)  Lease expires in May 2003, with option to renew for an unspecified term.
(4)  Lease expires in December 2003, with two three-year options to renew.

    Two branches - one in Wrangell, Alaska and one in Juneau, Alaska - were closed in October 2001.

    Alaska Pacific maintains ten automated teller machines including six in the Juneau area, two in the Sitka area, and one each at the Ketchikan and Hoonah branch offices. At December 31, 2002, the net book value of Alaska Pacific's properties and its fixtures, furniture and equipment was $3.1 million, including the Ketchikan building held for sale, with a net book value of $1.4 million.

Item 3.   Legal Proceedings

    Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

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

Item 7.   Financial Statements

Independent Auditors Report on Consolidated Financial Statements for the year ended December 31, 2002*

    (a) Consolidated Statements of Financial Condition as of December 31, 2002 and 2001*
    (b) Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001*
    (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2002 and 2001*
    (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 2002 and 2001*
    (e) Notes to Consolidated Financial Statements*

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The information contained under the section captioned "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

    The following table sets forth certain information with respect to the executive officers of the Corporation and the Bank.

    Executive Officers. The executive officers of the Corporation and the Bank are as follows:

	Age at December 31,	Position
Name	2002	Corporation	Bank
Craig E. Dahl	53	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Lisa C. Bell	43	Executive Vice President and	Executive Vice President and
		Chief Operating Officer	Chief Operating Officer

Roger K. White	52	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	55	-	Senior Vice President and
			Chief Lending Officer

    The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

    Craig E. Dahl joined the Bank in 1992 and is the former President of the B.M. Behrends Banks in Juneau, Alaska.

    Lisa C. Bell joined the Bank in 1992 and has been Chief Operating Officer since 1996 and Executive Vice President since July 2001.

    Roger K. White joined the Bank in 1995 and has served in his current positions since that time.

     John E. Robertson joined the Bank in December 2002. Mr. Robertson previously held the position of Senior Relationship Manager at ABN Amro Bank.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

            Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Bank's equity compensation plans as of December 31, 2002.
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	62,142	$9.75	3,400
Restricted stock plan	26,217	N/A	-

Equity compensation plans not approved by security holders	-	-	-
Total	88,359		3,400

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

Item 12.   Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors -- Transactions with Management" in the Proxy Statement.

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
                      10.2       Severance Agreement with Roger K. White (2)
                      10.3       Severance Agreement with Lisa Corrigan Bell (2)
                      10.4       Severance Agreement with Thomas C. Sullivan (2)
                      10.5       Severance Agreement with Cheryl A. Crawford (2)
                      10.6 9;       Severance Agreement with Tammi L. Knight (2)
                      10.7       Alaska Federal Savings Bank 401(k) Plan (1)
                      10.8       Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (2)
                      10.9       Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (2)
                      10.10     Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (3)
                      10.11     Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (3)
                      13          Annual Report to Stockholders
                      21          Subsidiaries of the Registrant
                      23          Independent Auditors' Consent
                      99.1      Certifications pursuant to Section 966 of the Sarbanes-Oxley Act of 2002

________________
(1)        Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
(2)        Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended
             December 31, 1999.
(3)        Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

            (b)      Report on Form 8-K

                       No Current Reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14.   Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this annual report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the year ended December 31, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 2003, on its behalf by the undersigned, thereunto duly authorized.

ALASKA PACIFIC BANCSHARES, INC.
By: /s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on
March 27, 2003 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Craig E. Dahl	/s/Roger K. White
Craig E. Dahl	Roger K. White
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/Avrum M. Gross	/s/Hugh N. Grant
Avrum M. Gross	Hugh N. Grant
Chairman of the Board and Director	Director

/s/Roger Grummett	/s/Deborah R. Marshall
Roger Grummett	Deborah R. Marshall
Director	Director

/s/Eric McDowell	/s/Scott C. Milner
Eric McDowell	Scott C. Milner
Director	Director

/s/ Marta Ryman	/s/William J. Schmitz
Marta Ryman	William J. Schmitz
Director	Director

CERTIFICATIONS

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Craig E. Dahl, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Roger K. White, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ Roger K. White
Roger K. White
Chief Financial Officer

Exhibit 13

Annual Report to Stockholders

Alaska Pacific Bancshares, Inc.

Annual Report

2002

Contents
Message to Shareholders
Business of the Company
Common Stock Information
Selected Consolidated Financial Information
Management's Discussion and Analysis of Financial Condition and Results of Operations
Independent Auditors' Report
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Corporate Information

Message to Shareholders

It is a pleasure to report to shareholders another year of improved performance as the company continues to follow its strategic plan, posting record results for 2002. Our trend of improved earnings reflects the progress made in developing our commercial product lines as well as the benefits of the low interest rate environment that has dominated this past year.

At mid-year 2002, we paused for a moment to celebrate the third anniversary of going public as Alaska Pacific Bancshares, Inc., operating Alaska Pacific Bank as the sole business activity of the company. The utilization of the capital created from the mutual-to-stock conversion provided the opportunity to expand into commercial products and services to meet the needs of our loyal customer base developed over our 67 year history. Our commitment remains to bring new and competitive products and services to our customers while serving the traditional expectations developed over a long period of time.

The most notable aspect of the bank's performance is our improvement in earnings which, on a pre-tax basis, increased from $460,000 in 2001 to $1,185,000 in 2002. The largest component of income, net interest income, was $721,000 (11.7%) greater in 2002 than in 2001, due to increases in average loans and in checking and savings accounts, as well as a generally favorable interest rate environment. At the same time, other noninterest income experienced more than a 12% increase, improving by $103,000, reflecting significant progress in several of the bank's commercial retail products that are now making solid contributions to the bottom line. The bank's ATM network, VISA Check Card program, merchant services, and growth in commercial deposits have all had a positive impact on noninterest income. At the same time, recurring noninterest expense increased by only $31,000 (0.5%) between 2001 and 2002, due to efficiencies gained in closing two unprofitable offices late in 2001.

I call your attention to the tax benefit of $592,000 that was recognized in 2002, which has driven the bank's net income to nearly $1.8 million. This entry reflects a one time adjustment to book the value associated with the tax credits created from net operating losses in prior years. These losses occurred during the 1980's as the bank weathered the oil-driven recession that brought the state's economy to its knees. This non-recurring component of net income also signals the fact that the bank's performance has been strong enough to support future utilization of the remaining tax benefit, but that income will be treated as "fully taxable" for financial reporting purposes beginning in the first quarter of 2003.

The bank's balance sheet did not show any growth from year-end 2001 to 2002, and in fact reflected a small reduction. However, the dynamics of the balance sheet were very important relative to the bank's strategic plan. The record low interest rates continued to fuel a refinance boom in residential real estate activity, as well as present opportunities to compete for new business on the commercial side of the bank. Management made a conscious decision in this interest rate market not to retain long-term fixed rate mortgage loans in the bank's portfolio, choosing instead to hold more variable rate, shorter-term commercial loans and higher yielding consumer loans. With the high volume of residential lending that took place during the year, this strategy resulted in a significant reduction in the bank's residential loan portfolio as loans refinanced and were sold into the secondary mortgage market. Record loan volume on the commercial/consumer side of the bank matched the runoff of mortgage loans resulting in no material change in the level of loans from 2001 to 2002. So, while there was no net growth, in fact the bank generated over $71 million in new or purchased loans during 2002 - a record for both the commercial and residential departments of the bank.

The bank continued to develop its electronic banking services during 2002 with improvements to both its consumer and commercial online banking products, while introducing new commercial "sweep" products to allow business customers more control over the management of their funds. This program will continue to be improved into 2003.

While no new offices were added (or closed) during 2002, we did begin the process of selling our large office building in downtown Ketchikan and the construction of a smaller, more efficient office to replace the extremely over-sized facility. The new Ketchikan Office opened in January of 2003, and the building sale took place shortly thereafter with the bank moving into the role of "anchor tenant" for the new owner. In Sitka, ground was broken at the end of the year for a new corporate headquarters building for the Sitka-based native corporation, Shee Atika. The bank will be the primary tenant on the center floor of the building, providing customers better access, parking and a new drive-up. The new office, which is being relocated from the basement floor of the Westmark Shee Atika Hotel, is scheduled to be opened in late summer of 2003.

The board of directors was able to increase dividends by 20% during 2002 as we all watched the value of the bank's stock become stronger throughout the year. We believe the confidence shown by our shareholders mirrors the commitment by the company's board of directors and management to maintain our focus on operating a sound and competitive bank in what is otherwise a very unique and challenging market  - Southeast Alaska.

Please take the time to read the financial reports. We have all been impacted by the wave of legislation resulting from the large corporate scandals of the past two years, but we believe that we, like all financial institutions, have been fairly presenting our information to the public for many years. Executive management now signs very onerous certification statements with each release of our financial information, which we do with confidence. But I encourage you to take the time to read this report, the schedules and the footnotes; they are there for a reason.

On behalf of the board of directors, the officers, and the employees of the company, I assure you we begin and end each day with a clear understanding of our commitment to you, the shareholders of the company.

Respectfully,

/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer

                                                            Business of the Company

Alaska Pacific Bancshares, Inc. (the "Company") was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (formerly Alaska Federal Savings Bank) (the "Bank"), upon its conversion from a federal mutual savings bank to a federal stock savings bank. The conversion was completed on July 1, 1999 with the issuance of 655,415 shares of common stock at $10.00 per share. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this report, including the consolidated financial statements and related data, applies primarily to the Bank.

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

                                                  Common Stock Information

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." As of December 31, 2002, there were approximately 500 stockholders of record and 623,132 shares outstanding (including 28,789 unearned Employee Stock Ownership Plan ("ESOP") shares and 13,544 unvested shares issued as restricted stock awards). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the Bank's mutual-to-stock conversion.

The following table sets forth market price information of the Company's stock for 2001 and 2002.
	Market Price
Years Ended December 31,	High	Low	Dividends
2001:
First Quarter	$12.19	$11.13	0.05
Second Quarter	11.60	11.12	0.05
Third Quarter	11.39	10.90	0.05
Fourth Quarter	11.09	10.45	0.05
2002:
First Quarter	13.20	10.60	0.05
Second Quarter	16.10	12.50	0.06
Third Quarter	15.25	14.40	0.06
Fourth Quarter	17.14	14.50	0.06

                                  Selected Consolidated Financial Information

This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report. All years earlier than 2000 began prior to the Company's initial public offering on July 1, 1999; therefore, per-share information is not presented.

Financial Condition Data:
(in thousands) December 31,	2002	2001	2000	1999	1998
Total assets	$154,339	$154,572	$135,465	$121,542	$110,806
Loans, net	106,122	110,253	104,836	85,796	70,836
Loans held for sale	4,590	995	735	1,359	899
Investment securities available for sale	8,076	12,351	16,257	19,849	18,176
Cash, due from banks, and interest-earning deposits in banks	28,229	23,886	6,847	7,785	14,584
Deposits	132,681	126,309	107,989	102,547	101,945
Federal Home Loan Bank advances	5,000	13,000	13,400	5,000	-
Shareholders' equity	14,967	12,991	12,383	12,477	7,250

Operating Data:
(in thousands) Year ended December 31,	2002	2001	2000	1999	1998
Interest income	$9,315	$10,582	$9,843	$8,477	$8,218
Interest expense	2,453	4,441	4,398	3,669	3,807
Net interest income	6,862	6,141	5,445	4,808	4,411
Provision for loan losses	370	210	395	15	60
Net interest income after provision for loan losses	6,492	5,931	5,050	4,793	4,351
Noninterest income	1,272	1,212	813	713	888
Noninterest expense	6,579	6,683	5,744	5,235	4,903
Income before income tax	1,185	460	119	271	336
Provision for income tax (benefit)	(592)	-	-	-	-
Net income	$1,777	$ 460	$ 119	$ 271	$ 336

Net income per share:
Basic	$ 3.10	$ 0.82	$ 0.20	-	-
Diluted	2.98	0.80	0.20	-	-

Other Data:
December 31,	2002	2001	2000	1999	1998
Number of:
Real estate loans outstanding	854	924	896	824	720
Deposit accounts	13,369	13,735	13,434	12,436	12,508
Full service offices	7	7	9	7	6

Key Financial Ratios:
At and for Year ended December 31,	2002	2001	2000	1999	1998
Performance ratios:
Return on average assets	1.21%	0.32%	0.09%	0.23%	0.31%
Return on average equity	12.93	3.63	0.96	2.68	4.67
Interest rate spread (1)	4.66	4.04	4.18	4.11	3.99
Net interest margin:
On average earning assets	4.97	4.51	4.63	4.44	4.29
On average total assets	4.66	4.23	4.32	4.09	4.01
Average interest-earning assets to average interest-bearing liabilities	117.50	114.49	112.08	109.83	108.11
Noninterest expense as a percent of average total assets	4.47	4.60	4.55	4.45	4.45
Efficiency ratio (2)	84.29	95.73	93.50	95.70	98.71

Asset Quality Ratios:
Nonaccrual loans as a percent of net loans	1.67	1.23	0.79	0.08	-
Nonperforming assets as a percent of total assets	1.27	0.99	0.69	0.18	0.28
Allowance for losses as a percent of total loans	1.07	0.84	0.75	0.66	0.94
Allowance for losses as a percent of nonperforming loans	64.83	69.09	94.60	814.29	-
Net chargeoffs to average loans	0.14	0.05	0.18	0.14	0.19

Equity Ratios:
Total equity to assets	9.70	8.40	9.14	10.27	6.54
Average equity to average assets	9.34	8.73	9.81	8.59	6.54

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

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to "2002" or "2001" indicate the year ended December 31, 2002 or 2001.

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

Financial Condition

Total assets declined slightly to $154.3 million at December 31, 2002 from $154.6 million at December 31, 2001.

Loans decreased $3.9 million, or 3.5%, to $107.3 million at December 31, 2002 from $111.2 million at December 31, 2001. Loan demand continued to be strong in 2002, as loans originated and purchased increased to $71.1 million from $62.6 million in 2001. However, the increased originations were offset by rapid loan prepayments, especially in mortgage loans. New mortgage loan originations of $39.5 million outpaced prepayments, but $25.2 million, or 63.7%, of these mortgages were sold in the secondary market.

Following is a comparison of the composition of the portfolio at both dates:

(dollars in thousands) December 31,	2002		2001
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$41,419	38.60%	$49,242	44.29%
Multifamily	2,209	2.06	1,972	1.77
Commercial nonresidential	26,075	24.31	17,470	15.71
Land	5,120	4.77	5,366	4.83
Construction:
One- to four-family	3,643	3.40	4,006	3.60
Commercial nonresidential	52	0.05	1,378	1.24
Commercial business	12,975	12.10	14,000	12.59
Consumer:
Home equity	8,912	8.31	9,918	8.92
Boat	5,249	4.89	5,538	4.98
Automobile	831	0.77	1,289	1.16
Other	789	0.74	1,013	0.91
Total loans	107,274	100.00%	111,192	100.00%
Less:
Allowance for loan losses	1,152		939
Loans, net	$106,122		$110,253

As a result of prepayments and sales of current production, one- to four-family mortgage loans declined to 38.6% of the portfolio at the end of 2002 from 44.3% a year earlier. However, there was significant growth in commercial nonresidential real estate loans, which increased to $26.1 million (24.3% of the portfolio) at the end of 2002 from $17.5 million (15.7% of the portfolio) at the end of 2001.

Cash and cash equivalents increased $4.3 million to $28.2 million at December 31, 2002, compared to $23.9 million at December 31, 2001. The increase was primarily the result of an increase in deposits and a decrease in loan and investment balances, offset by the repayment of $8.0 million of one-year FHLB advances which matured early in 2002. Balances in excess of current needs is intended to be used primarily to fund growth in loans and investment securities in 2003.

Available-for-sale securities decreased $4.3 million to $8.1 million at December 31, 2002, compared to $12.4 million at December 31, 2001. The decrease resulted from principal repayments. Subsequent to year end, in January 2003, the Bank purchased approximately $10 million of securities to replenish the portfolio, which had been reduced by rapid prepayments in mortgage-backed securities.

Premises and equipment at December 31, 2002 remained unchanged from December 31, 2001 at approximately $3.1 million Subsequent to year end, in February 2003, the Bank sold its office building in Ketchikan, Alaska, for $1.4 million. At December 31, 2002, the building had a depreciated cost of $1.36 million. The Bank will lease back a portion of the building at market rental rates for continued use as a banking office.

Total deposits increased $6.4 million, or 5.0%, to $132.7 million at December 31, 2002 from $126.3 million at December 31, 2001. With the exception of certificates of deposits, balances increased in all deposit categories, particularly noninterest demand accounts, which increased $5.2 million, or 39.9%, primarily as a result of marketing efforts aimed at increasing deposits from business customers. Certificates of deposit declined $3.2 million, or 7.7%, primarily due to less aggressive pricing in this type of deposit.

Total shareholders' equity increased nearly $2.0 million to $15.0 million at December 31, 2002 compared to $13.0 million at December 31, 2001. The increase is primarily the result of net income of $1.8 million and a $205,000 increase in net unrealized gains on securities available for sale.

Results of Operations

Net Income. Net income increased by $1.3 million, or 286%, to $1.8 million for 2002, compared with $460,000 for 2001. A portion of the increase in net income is a result of recognizing a net income tax benefit of $592,000 in 2002, compared with an income tax provision of zero in 2001. See "Income Tax" elsewhere in this discussion.

Income before income tax increased $725,000, or 158%, to $1.2 million for 2002, compared with $460,000 for 2001. The increase is the result of higher revenues and lower noninterest expense (which included the cost of closing two unprofitable branches in 2001), offset by a higher provision for loan losses. For purposes of comparison, pre-tax income might be separated into major components as follows:
			Income Increase
(in thousands) Year ended December 31,	2002	2001	(Decrease)
Net interest income	$6,862	$6,141	$ 721
Gain on sale of mortgage loans	329	372	(43)
Other noninterest income	943	840	103
Net revenues	8,134	7,353	781
Noninterest expense, excluding branch closure costs	(6,579)	(6,548)	(31)
Subtotal	1,555	805	750
Provision for loan losses	(370)	(210)	(160)
Pre-tax income, excluding branch closure costs	1,185	595	590
Branch closure costs	-	(135)	135
Income before income tax	$1,185	$ 460	$ 725

Net Interest Income. Net interest income increased $721,000, or 11.7%, to $6.9 million in 2002 from $6.1 million in 2001. The improvement resulted primarily from growth in average loans, a favorable interest-rate environment, and changes in the relative mix of assets and liabilities. See the table in "Average Balances, Interest and Average Yields/Cost" elsewhere in this discussion.

Total interest income decreased $1.3 million, or 12.0%, to $9.3 million in 2002 from $10.6 million in 2001, primarily due to a decline in the average yield on earning assets to 6.75% in 2002 from 7.78% in 2001, as a result of lower market interest rates.

Total interest expense decreased $2.0 million, or 44.8%, to $2.5 million in 2002 from $4.4 million in 2001. The decrease is attributable not only to lower market interest rates, but also to a shift away from relatively high-cost borrowings and certificates of deposit to relatively low-cost demand and savings deposits. Following is a comparison of the composition of average deposits and borrowings for 2002 and 2001:

(dollars in thousands) Year ended December 31,	2002		2001
Average daily balance of:
Noninterest-bearing demand deposits	$14,346	10.9%	$11,167	8.6%
Interest-bearing demand deposits	29,123	22.1	26,922	20.7
Money market accounts	21,630	16.4	18,004	13.9
Savings accounts	21,134	16.0	18,817	14.5
Certificates of deposit	40,126	30.4	41,893	32.2
FHLB advances	5,485	4.2	13,155	10.1
Total deposits and borrowings	131,844	100.0%	129,958	100.0%

As a result of these factors, the net interest margin on average earning assets increased to 4.97% in 2002 from 4.51% in 2001. The improvement in the net interest margin was somewhat moderated by higher average balances in low-earning cash equivalents on the asset side of the balance sheet.

Noninterest Income. Total noninterest income increased $60,000, or 5.0%, to $1.3 million in 2002, compared with $1.2 million in 2001.

Gains on sale of mortgage loans decreased $43,000, or 11.6%, to $329,000 in 2002 from $372,000 in 2001. Such gains are a part of the Bank's core business, but tend to be more variable than other components of noninterest income due to (1) changes in market interest rates which greatly affect the level of mortgage refinancing activity and (2) management's ongoing decisions on what portion of the mortgage loan production is sold or kept in the loan portfolio. Generally the "keep or sell" decisions are made for purposes of overall asset and liability management, including managing interest-rate risk. The volume of gains was relatively high in both 2002 and 2001 due to lower mortgage interest rates and increased refinance activity.

Excluding gains on sale of mortgage loans, noninterest income increased $103,000, or 12.3%, to $943,000 in 2002 compared with $840,000 in 2001. The largest contributor to this increase was service charges on deposit accounts, which increased $91,000, or 19.3%. The increase in service charge income is primarily attributable to continued growth in deposits, particularly checking accounts.

Noninterest Expense. Noninterest expense decreased $104,000, or 1.6% to $6.6 million in 2002, compared with $6.7 million in 2001. However, 2001 included costs of $135,000 for closing two unprofitable offices - the Wrangell Office in Wrangell, Alaska and the Auke Bay Office in Juneau, Alaska. These offices were closed in October 2001 to reduce operating costs and improve efficiency.

Noninterest expense, excluding the branch closure costs in 2001, increased $31,000, or 0.5%, from 2001 to 2002. This small increase reflects normal increases in various costs, offset by savings in operating costs in 2002 as a result of eliminating the two unprofitable offices in 2001.

Income Tax. In 2001 and for several previous years, the Company did not recognize any tax on current income because of the existence of tax net operating loss carryforwards ("NOLs"). During this period, net deferred tax assets in the balance sheet (resulting from the NOLs and other temporary differences between accounting income and taxable income) were substantially decreased through a valuation allowance because full realization was dependent upon earning sufficient taxable income prior to the expiration of the NOLs, and the Company's income levels did not support a conclusion that their realization was more likely than not. Thus, the tax benefit was recognized only to the extent of each year's taxable income, resulting in a net provision for income tax of zero for each of those years.

In 2002, however, the Company recognized the deferred tax benefits not only to the extent of current-year income but also the benefit of the remaining deferred tax assets at December 31, 2002, amounting to $592,000. Management believes that it is more likely than not that future earnings will result in full realization of these tax benefits. Periods beginning after December 31, 2002 will now reflect a "normal" provision for federal and state income taxes amounting to approximately 40% of taxable income.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses increased to $370,000 for 2002 compared to $210,000 for 2001. The provisions for both years were considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses was $1.2 million (1.07% of total loans) at December 31, 2002, compared with $939,000 (0.84% of total loans) at December 31, 2001. The provisions and the resulting allowance are reflective of numerous factors, including the following:

  Loan losses. Net loan chargeoffs were $157,000 (0.15% of total loans) in 2002 compared with $59,000 (0.05% of total loans) in 2001.
  Growth and composition of the portfolio. Total loans declined to $107.3 million at December 31, 2002, compared with $111.2 million at December 31, 2001. This net decrease, however, reflects wider changes in composition away from single-family mortgages, which declined to 38.6% of the portfolio from 44.3%, moving to a greater proportion of loans to businesses, especially commercial nonresidential real estate loans, which increased to 24.3% of the portfolio at December 31, 2002 from 15.7% at December 31, 2001. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.
  Management analysis of potential problem loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectibility may not be assured. Such loans amounted to $2.9 million (2.7% of total loans) at December 31, 2002, compared with $2.4 million (2.1% of total loans) at December 31, 2001. Of these, estimated loan impairments of approximately $329,000 and $101,000 were specifically considered in the assessment at December 31, 2002 and 2001, respectively.
  Nonperforming and classified loans. Nonaccrual loans increased to $1.78 million (1.7% of total loans) at December 31, 2002, from $1.36 million (1.22% of total loans) at December 31, 2001. Loans classified as "substandard" or "doubtful" increased to $1.8 million (1.7% of total loans) at December 31, 2002, from $1.0 million (0.94% of total loans) at December 31, 2001.
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

The Company's accounting for the allowance for loan losses is its most critical accounting process and is also the most subjective. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events might result in adjustment to the allowance if circumstances differ substantially from the assumptions used in making the final determination. One or more of these events could have a significant effect on net income, and the effect could be both material and adverse.

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
(dollars in thousands) Year ended December 31,		2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$114,864	$8,477	7.38%	$112,030	$9,295	8.30%
Investment securities (1)	12,021	667	5.55	16,346	1,068	6.53
Interest-earning deposits in banks	11,181	171	1.53	7,629	219	2.88
Total interest-earning assets	138,066	9,315	6.75	136,005	10,582	7.78
Allowance for loan losses	(1,052)			(796)
Cash and due from banks	5,420			4,778
Other assets	4,832			5,159
Total assets	$147,266			$145,146

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$ 29,123	$ 227	0.78%	$ 26,922	$ 461	1.71%
Money market	21,630	359	1.66	18,004	571	3.17
Savings	21,134	309	1.46	18,817	494	2.63
Certificates of deposit	40,126	1,220	3.04	41,893	2,154	5.14
Total interest-bearing deposits	112,013	2,115	1.89	105,636	3,680	3.48
Borrowings	5,485	338	6.16	13,155	761	5.78
Total interest-bearing liabilities	117,498	2,453	2.09	118,791	4,441	3.74
Noninterest-bearing demand deposits	14,346			11,167
Other liabilities	1,674			2,516
Shareholders' equity	13,748			12,672
Total liabilities and shareholders' equity	$147,266			$145,146

Net interest income		$6,862			$6,141

Interest rate spread			4.66%			4.04%

Net interest margin:
On average interest-earning assets			4.97%			4.51%
On average total assets			4.66			4.23

Ratio of average interest-earning assets to average interest-bearing liabilities	117.50%			114.49%

(1) Average loans include nonperforming loans and loans held for sale. Interest income does not include interest on nonaccrual loans. Average investment securities includes FHLB stock.

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
(in thousands) Year ended December 31, 2002 compared with 2001	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,027)	$ 235	$ (26)	$(818)
Investment securities	(161)	(283)	43	(401)
Interest-earning deposits in banks	(102)	102	(48)	(48)
Total net change in interest income	(1,290)	54	(31)	(1,267)

Interest-bearing liabilities:
Interest-bearing demand accounts	(251)	38	(21)	(234)
Money market accounts	(272)	115	(55)	(212)
Savings accounts	(219)	61	(27)	(185)
Certificates of deposit	(880)	(91)	37	(934)
Borrowings	50	(444)	(29)	(423)
Total net change in interest expense	(1,572)	(321)	(95)	(1,988)

Net change in net interest income	$ 282	$ 375	$64	$ 721

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.
	At December 31,	For the Year Ended December 31,
	2002	2002	2001

Weighted average yield on:
Loans	6.96%	7.38%	8.30%
Investment securities	5.42	5.55	6.53
Interest-earning deposits in banks	1.41	1.53	2.88
Total interest-earning assets	6.02	6.75	7.78

Weighted average rate paid on:
Interest-bearing demand accounts	0.69	0.78	1.71
Money market accounts	1.26	1.66	3.17
Savings accounts	1.01	1.46	2.63
Certificates of deposit	2.54	3.04	5.14
Total interest-bearing deposits	1.49	1.89	3.48
Borrowings	6.13	6.16	5.78
Total interest-bearing liabilities	1.68	2.09	3.74

Interest rate spread	4.34	4.66	4.04

Net interest margin on:
Average interest-earning assets	4.61	4.97	4.51
Average total assets	4.28	4.66	4.23

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

The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. Principal elements in achieving this objective include increasing the interest-rate sensitivity of the Bank's interest-earning assets by originating for its portfolio loans with interest rates that periodically adjust to market conditions, as well as continuing decisions to sell fixed-rate mortgage production versus keeping them in the portfolio. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than "normal" level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank's regulatory capital levels at December 31, 2002, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2002, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.
(dollars in thousands)	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point ("bp") Change in Rates	Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300 bp	$20,187	$(1,104)	(5)%	12.76%	(49) bp
200	21,147	(144)	(1)	13.26	-
100	21,755	464	2	13.55	29
0	21,291	-	-	13.26	-
(100)	20,431	(859)	(4)	12.74	(51)

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

The above table illustrates, for example, that at December 31, 2002 an instantaneous 200 basis point increase in market interest rates would reduce the Bank's net portfolio value by $144,000, or 1%, and an instantaneous 100 basis point decrease in market interest rates would reduce the Bank's net portfolio value by $859,000, or 4%.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points upward or 100 basis points downward.
	December 31, 2002	September 30, 2002	December 31, 2001
Pre-shock net portfolio value ratio	13.26%	13.59%	13.09%
Post-shock net portfolio value ratio	12.74%	13.09%	11.66%
Decline in net portfolio value ratio	51 bp	50 bp	143 bp

The calculated risk exposure measures indicate that the Bank's interest-rate risk at December 31, 2002 has decreased from the previous year end, in that a "shock" increase or decrease in market rates would have a relatively smaller negative effect on net portfolio value. These measures indicate a relatively low level of interest-rate risk at the present time. Among other factors, this is due to a decrease in fixed-rate mortgages and a gradual shift to earning assets which tend to reprice with greater frequency.

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

The primary investing activity of the Bank has traditionally been the origination of one- to four-family mortgage loans and consumer loans, but in recent years the Bank has increased significantly its originations of other types of real estate loans and commercial business loans. Between December 31, 2002 and 2001, one- to four-family mortgages (excluding those held for sale) decreased $7.8 million (15.9%) while loans to commercial borrowers increased $6.3 million (19.0%). Deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2002 and 2001, the Company used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2002, the Bank had loan commitments (excluding loans in process), including unused portions of commercial business lines of credit, of $4.1 million.

At December 31, 2002, the Bank had $211,000 of net unrealized gains on investment securities classified as available for sale, which represented 2.7% of the amortized cost ($7.9 million) of the securities. This represented an improvement of $205,000 compared with $6,000 of unrealized gains at December 31, 2001, primarily due to declining market interest rates in 2002. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and eventually be eliminated.

At December 31, 2002, certificates of deposit amounted to $38.8 million, or 29.2% of the Bank's total deposits, including $31.7 million scheduled to mature by December 31, 2003. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments. In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank's total assets, or approximately $38.6 million at December 31, 2002, of which $33.6 million was unused.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2002, Alaska Pacific was in compliance with all regulatory capital requirements which were effective as of this date with tangible, core, and risk-based capital ratios of 9.36%, 9.36% and 15.68%, respectively. For further information, see Note 3 of Notes to Consolidated Financial Statements.

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

SFAS 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective beginning in 2002.

SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, makes a number of technical modifications to existing accounting pronouncements, including the financial statement presentation of gains and losses on extinguishments of debt. The statement is effective beginning in 2002.

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, addresses financial accounting and reporting costs associated with exit or disposal activities. The statement is effective beginning in 2003

SFAS 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, issued in October 2002, discontinues specialized guidance in accounting for acquisitions of banks and thrift institutions. The statement was effective beginning in October 2002

SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires certain disclosures in interim as well as annual financial statements. The statement is effective beginning in 2002.

Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

                                               INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Alaska Pacific Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                              /s/KPMG LLP

Anchorage, Alaska
February 14, 2003

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands) December 31,	2002	2001
Assets
Cash and due from banks	$ 6,758	$ 5,473
Interest-earning deposits in banks	21,471	18,413
Total cash and cash equivalents	28,229	23,886
Investment securities available for sale, at fair value (amortized cost: 2001 - $12,345; 2000 - $16,399)	8,076	12,351
Federal Home Loan Bank stock	1,649	1,553
Loans held for sale	4,590	995
Loans	107,274	111,192
Less allowance for loan losses	1,152	939
Loans, net	106,122	110,253
Accrued interest receivable	579	668
Premises and equipment	3,088	3,109
Repossessed assets	189	166
Other assets	1,817	1,591
Total Assets	$154,339	$154,572

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand			$ 18,094	$ 12,932
Interest-bearing demand			31,044	29,114
Money market			21,999	21,020
Savings			22,790	21,263
Certificates of deposit			38,754	41,980
Total deposits			132,681	126,309
Federal Home Loan Bank advances			5,000	13,000
Advance payments by borrowers for taxes and insurance			754	905
Accounts payable and accrued expenses			425	426
Accrued interest payable			282	609
Other liabilities			230	332
Total liabilities			139,372	141,581
Commitments and contingencies (Notes 12 and 14)
Shareholders' Equity:
	December 31,
Common stock ($0.01 par value):	2002	2001
Authorized shares	20,000,000	20,000,000
Issued	655,415	655,415
Outstanding	623,132	623,132	7	7
Additional paid-in capital			5,814	5,791
Treasury stock	(32,283)	(32,283)	(400)	(400)
Unearned ESOP shares	(28,789)	(34,621)	(288)	(346)
Unvested shares in stock award plan	(13,544)	(18,788)	(131)	(183)
Retained earnings			9,754	8,116
Accumulated other comprehensive income			211	6
Total shareholders' equity			14,967	12,991
Total Liabilities and Shareholders' Equity			$154,339	$154,572

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2002	2001
Interest Income
Loans	$8,477	$9,295
Investment securities	667	1,068
Interest-earning deposits in banks	171	219
Total interest income	9,315	10,582
Interest Expense
Deposits	2,115	3,680
Federal Home Loan Bank advances	338	761
Total interest expense	2,453	4,441
Net Interest Income	6,862	6,141
Provision for loan losses	370	210
Net interest income after provision for loan losses	6,492	5,931
Noninterest Income
Mortgage servicing income	189	195
Service charges on deposit accounts	562	471
Other service charges and fees	192	174
Gain on sale of mortgage loans	329	372
Total noninterest income	1,272	1,212
Noninterest Expense
Compensation and benefits	3,429	3,387
Occupancy and equipment	1,343	1,450
Data processing	350	349
Professional and consulting fees	249	276
Marketing and public relations	181	204
Real estate owned expense, net	98	18
Branch closure costs	-	135
Other	929	864
Total noninterest expense	6,579	6,683
Income before income tax	1,185	460
Provision for income tax (benefit)	(592)	-
Net Income	$1,777	$ 460

Net income per share:
Basic	$3.10	$ 0.82
Diluted	2.98	0.80

See notes to consolidated financial statements.

                                                     22
Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Unvested Shares in Stock Award Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share-holders' Equity
Balance, January 1, 2001	$ 7	$ 5,783	$(400)	$ (407)	$(234)	$7,776	$(142)	$ 12,383

Net income						460		460
Other comprehensive income:
Change in net unrealized gains and losses on securities available for sale							148	148
Comprehensive income								608
ESOP shares earned		8		61				69
Accrued vesting of restricted stock					51			51
Cash dividends ($.20 per share)						(120)		(120)
Balance, December 31, 2001	7	5,791	(400)	(346)	(183)	8,116	6	12,991

Net income						1,777		1,777
Other comprehensive income:
Change in net unrealized gains and losses on securities available for sale							205	205
Comprehensive income								1,982
ESOP shares earned		23		58				81
Accrued vesting of restricted stock					52			52
Cash dividends ($.23 per share)						(139)		(139)
Balance, December 31, 2002	$ 7	$5,814	$(400)	$(288)	$(131)	$9,754	$ 211	$14,967

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2002	2001
Operating Activities
Net income	$1,777	$ 460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	370	210
Depreciation and amortization	420	446
Gain on sale of mortgage loans	(329)	(372)
Federal Home Loan Bank stock dividends	(96)	(102)
Amortization of fees, discounts, and premiums, net	(96)	(33)
ESOP expense	81	69
Stock award expense	52	51
Loss on sale of repossessed assets	8	-
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	89	114
Other assets	(226)	(587)
Advance payments by borrowers for taxes and insurance	(151)	59
Accrued interest payable	(327)	44
Accounts payable and accrued expenses	(1)	245
Other liabilities	(102)	231
Net cash provided by operating activities	1,469	835
Investing Activities
Maturities and principal repayments of investment securities available for sale	4,449	4,060
Loan originations, net of principal repayments	(25,025)	(32,163)
Proceeds from sale of mortgage loans	25,501	26,505
Purchase of premises and equipment	(399)	(108)
Proceeds from sale of repossessed assets	115	110
Net cash used in investing activities	4,641	(1,596)
Financing Activities
Cash dividends paid	(139)	(120)
Net increase (decrease) in Federal Home Loan Bank advances	(8,000)	(400)
Net increase in demand and savings deposits	9,598	13,866
Net increase (decrease) in certificates of deposit	(3,226)	4,454
Net cash provided by (used in) financing activities	(1,767)	17,800
Increase in cash and cash equivalents	4,343	17,039
Cash and cash equivalents at beginning of year	23,886	6,847
Cash and cash equivalents at end of year	$28,229	$23,886
Supplemental information:
Cash paid for interest	$ 2,780	$ 4,397
Loans repossessed and transferred to repossessed assets	146	170
Net change in unrealized loss on securities available for sale	205	148
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

_________________________________________________________________________________
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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed to be sufficient to absorb losses probable and inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on a number of factors, including the level of nonperforming loans, loan loss experience, collateral values, a review of the credit quality of the loan portfolio, and current economic conditions. Loans are categorized as either pass-graded or problem-graded based on periodic reviews of the loan portfolio. The allowance is evaluated quarterly based on an estimated range of probable loss comprised of two elements:

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

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans, which at December 31, 2002 and 2001, consisted entirely of one- to four-family residential mortgage loans.

PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets: 20 to 50 years for buildings, five to 10 years for leasehold improvements, and three to 10 years for furniture and equipment. Expenditures for improvements and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

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

FEDERAL HOME LOAN BANK STOCK: The Bank's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2002, the Bank's minimum investment requirement was approximately $722,000. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB.

INCOME TAX: The Bank accounts for income tax using the asset and liability method. The asset and liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of current enacted tax laws and rates. Net deferred tax assets are evaluated and reduced through a valuation allowance to the extent that it is more likely than not that such assets will not be fully recovered in the future.

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

SFAS 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement was effective beginning in 2002.

SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, makes a number of technical modifications to existing accounting pronouncements, including the financial statement presentation of gains and losses on extinguishments of debt. The statement is effective beginning in 2002.

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, addresses financial accounting and reporting costs associated with exit or disposal activities. The statement is effective beginning in 2003.

SFAS 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, issued in October 2002, discontinues specialized guidance in accounting for acquisitions of banks and thrift institutions. The statement was effective beginning in October 2002

SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires certain disclosures in interim as well as annual financial statements. The statement is effective beginning in 2002.

Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of cash and cash equivalents and accrued interest receivable is estimated to be equal to the carrying value, due to their short-term nature. The fair value of investment securities is based upon estimated market prices obtained from independent safekeeping agents. The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value. The fair value of loans is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

For demand and savings deposits and accrued interest payable, fair value is considered to be carrying value. The fair values of fixed-rate certificates of deposit and FHLB advances are estimated using present value methods and current offering rates for such deposits and advances.

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

Quantitative measures have been established by regulation to ensure capital adequacy and require the Bank to maintain minimum capital amounts and ratios (set forth in the following table). The Bank's primary regulatory agency, the Office of Thrift Supervision, requires that the Bank maintain minimum amounts and ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3%, and total risk-based capital (as defined) of 8%. The Bank is also subject to PCA capital requirement regulations set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2002 and 2001, the Bank meets all capital adequacy requirements to which it is subject. The Bank was categorized as "well capitalized" in the most recent notification by the Office of Thrift Supervision. There have been no events or conditions since that notification that management believes would change the Bank's capital category.
				Minimum Capital Required
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized" Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002:
Tangible capital (to total assets)	$14,230	9.36%	$2,280	1.50%	N/A	N/A
Core capital (to total assets)	14,230	9.36	4,561	3.00	$7,601	5.00%
Total risk-based capital (to risk weighted assets)	15,382	15.68	7,846	8.00	9,808	10.00
Tier I risk-based capital (to risk weighted assets)	14,230	14.51	N/A	N/A	5,885	6.00

December 31, 2001:
Tangible capital (to total assets)	$12,628	8.27%	$2,291	1.50%	N/A	N/A
Core capital (to total assets)	12,628	8.27	4,582	3.00	$7,636	5.00%
Total risk-based capital (to risk weighted assets)	13,567	14.24	7,624	8.00	9,531	10.00
Tier I risk-based capital (to risk weighted assets)	12,628	13.25	N/A	N/A	5,718	6.00

Note 4 - Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002:
Mortgage-backed securities:
FNMA	$1,330	$ 2	$ (45)	$1,287
FHLMC	1,517		(86)	1,431
GNMA	4,733	358	(22)	5,069
U.S. agencies and corporations:
SBA pools	285	4		289
Total	$7,865	$364	$(153)	$8,076

December 31, 2001:
Mortgage-backed securities:
FNMA	$ 1,822	$ 2	$ (49)	$ 1,775
FHLMC	2,322		(119)	2,203
GNMA	7,832	197	(16)	8,013
U.S. agencies and corporations:
SBA pools	369	3	(12)	360
Total	$12,345	$202	$(196)	$12,351

No securities were designated as held to maturity at December 31, 2002 or 2001.

The following table summarizes the amortized cost and fair values of debt securities by maturity group:
(in thousands) December 31, 2002	Amortized Cost	Fair Value
Amount with final maturity:
After five but within ten years	$ 121	$ 124
After ten years	7,744	7,952
Total	$7,865	$8,076

Maturities of mortgage-backed securities are classified based on their final contractual maturities. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2002, investment securities with amortized cost of $7,426,000 and market value of $7,622,000 were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2002 or 2001. The Bank does not have a trading securities portfolio.

Note 5 - Loans

Loans are summarized as follows:
(in thousands) December 31,	2002	2001
Real estate:
Permanent:
One- to four-family	$41,419	$ 49,242
Multifamily	2,209	1,972
Commercial nonresidential	26,075	17,470
Land	5,120	5,366
Construction:
One- to four-family	3,643	4,006
Commercial nonresidential	52	1,378
Commercial business	12,975	14,000
Consumer:
Home equity	8,912	9,918
Boat	5,249	5,538
Automobile	831	1,289
Other	789	1,013
Loans	$107,274	$111,192

Loans held for sale	$4,590	$ 995

Loans are net of deferred loan fees and other discounts amounting to $493,000 and $382,000 at December 31, 2002 and 2001, respectively.

Interest income from tax-exempt loans was $68,000 and $84,000 in 2002 and 2001, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

The Bank had impaired loans amounting to $766,000 and $195,000 at December 31, 2002 and 2001, respectively.

Nonaccrual loans were $1,777,000 and $1,359,000 at December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, approximately $122,000 of interest would have been recorded if these loans would have been current according to their original terms and had been outstanding throughout the year; the amount of interest income on these loans that was included in net income for the year was approximately $23,000.

MORTGAGE LOAN SERVICING: The Bank services one- to four-family residential mortgage loans for Alaska Housing Finance Corporation ("AHFC"), U.S. Government agencies, and institutional and private investors totaling $82,669,000 and $82,352,000 as of December 31, 2002 and 2001, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $189,000 and $195,000 for 2002 and 2001, respectively.

The amortized cost of mortgage servicing rights, which approximates fair value, is $534,000 and $418,000 at December 31, 2002 and 2001, respectively. The amount of servicing assets recognized during 2002 was $176,000 and amortization was $60,000 for the year. The amount of servicing assets recognized during 2001 was $182,000 and amortization was $44,000 for the year. It has been determined that a valuation allowance for impairment is not required at December 31, 2002 or 2001.

Included in loans serviced for others at December 31, 2002 are 11 loans with current balances totaling $701,000 for which the Bank is subservicer under agreements with AHFC. Of these, eight loans totaling $616,000 are owned by the Government National Mortgage Association ("GNMA") and three loans totaling $85,000 are owned by the Federal National Mortgage Association ("FNMA").

RELATED PARTY LOANS: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $2,749,000 and $3,629,000 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002 and 2001, new loans of this type were $792,000 and $763,000, respectively, and repayments were $1,672,000 and $621,000, respectively.

Note 6 - Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:
(in thousands) Year ended December 31,	2002	2001
Balance at beginning of year	$ 939	$788
Provision for loan losses	370	210
Loans charged off	(164)	(63)
Recoveries	7	4
Balance at end of year	$1,152	$939

Note 7 - Premises and Equipment

Following is a summary of premises and equipment:
(in thousands) December 31,	2002	2001
Land	$ 676	$ 676
Buildings	4,154	3,866
Leasehold improvements	1,541	1,490
Furniture, fixtures and equipment	2,116	2,499
	8,487	8,531
Less accumulated depreciation	(5,399)	(5,422)
	$3,088	$3,109

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 amounted to $420,000 and $446,000, respectively.

Note 8 - Deposits

Deposits in excess of $100,000 are not federally insured. Certificates of deposit exceeding $100,000 at December 31, 2002 and 2001, were $11,849,000 and $12,016,000, respectively, and the uninsured excess over $100,000 amounted to $6,149,000 and $6,816,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2002, are as follows:
(in thousands) Year ending December 31,
2003	$31,706
2004	2,819
2005	1,823
2006	1,871
2007 and thereafter	535
$38,754

Interest expense on deposits consists of the following:
(in thousands) Year ended December 31,	2002	2001
Interest-bearing demand	$ 227	$ 461
Money market	359	571
Savings	309	494
Certificates of deposit	1,220	2,154
	$2,115	$3,680

The weighted averages interest rates paid on deposits are as follows:
Year ended December 31,	2002	2001
Interest-bearing demand	0.78%	1.71%
Money market	1.66	3.17
Savings	1.46	2.63
Certificates of deposit	3.04	5.14

Note 9 - Federal Home Loan Bank Advances

FHLB advances consist of the following:
(dollars in thousands) December 31,	2002	2001
Short-term advances maturing in 2002, 5.38%	$ -	8,000
Putable advance, maturing in 2009, putable (at discretion of FHLB), 6.13%	5,000	5,000
	$5,000	$13,000

The average balance of FHLB advances outstanding during 2002 and 2001 was $5,485,000 and $13,155,000, respectively. The maximum amount of advances outstanding at any month end during 2002 and 2001 was $13,000,000 and $16,000,000, respectively. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank's total assets, or approximately $38.6 million at December 31, 2002, of which $33.6 million was unused.

Note 10 - Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis up to 17% of their annual salary up to a maximum limit under the law. The Bank matches 75% of the first $2,667 of employee contribution. For the years ended December 31, 2002 and 2001, the Bank contributed $67,000 and $64,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan ("ESOP") established in connection with the conversion to stock ownership. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. At December 31, 2002 and 2001, 23,644 and 17,812 shares, respectively, were allocated to employees. The Company's expense for the plan, including administrative expenses, amounted to $82,000 and $72,000 for the years ended December 31, 2002 and 2001, respectively. Unallocated shares had a market value of $398,000 and $369,000 at December 31, 2002 and 2001, respectively.

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

(in thousands) Year ended December 31,	2002		2001
	Number of Options	Exercise Price	Number of Options	Exercise Price
Stock options outstanding at beginning of year	64,542	$9.75	65,542	$9.75
Exercised	-		-
Forfeited	(2,400)	9.75	(1,000)	9.75
Stock options outstanding at end of year	62,142	$9.75	64,542	$9.75

Options exercisable at end of year	25,818	$9.75	12,908	$9.75

We have adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, that Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

For purposes of pro forma disclosures, the estimated fair value of options at the time they are granted is amortized to expense over the options' vesting period of five years. The fair value of options granted, all in 2000, was estimated using the Black-Scholes option pricing model, assuming a risk-free interest rate of 6.17%, a dividend yield of 2%, a stock price volatility factor of 0.19, and a weighted-average expected life of seven years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 to its stock option plan.

Year ended December 31, 2002	2002	2001
Net income, as reported	$1,777,000	$460,000
Total stock option employee compensation expense determined under fair value based method	(36,000)	(36,000)
Pro forma net income	$1,741,000	$424,000

Earnings per share:
Basic - as reported	$3.10	$.82
Basic - pro forma	3.04	.76
Diluted - as reported	2.98	.80
Diluted - pro forma	2.92	.74

MANAGEMENT RECOGNITION PLAN: Also in 2000, the shareholders approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards. On July 20, 2000, 26,217 shares were granted with a total cost of $256,000, based on the market price of $9.75 per share. The shares vest in five equal annual installments commencing July 20, 2001. A total of 13,544 shares remained restricted at December 31, 2002. Compensation expense related to the plan was $57,000 and $56,000 for the years ended December 31, 2002 and 2001, respectively, including dividends on restricted shares.

Note 12 - Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2002, are summarized as follows:
(in thousands) Year ending December 31,
2003	$ 378
2004	319
2005	317
2006	289
2007	289
2008 and thereafter	313
$1,904

Rent expense was $422,000 and $431,000 for the years ended December 31, 2002 and 2001, respectively. Rental income on owned premises amounted to $72,000 and $98,000 for the years ended December 31, 2002 and 2001, respectively.

Note 13 - Income Tax

The provision for income tax consisted of the following:
(in thousands) Year ended December 31,	2002	2001
Taxes paid or currently payable	$ -	$ -
Change in deferred taxes	456	147
Adjustment of valuation allowance	(1,048)	(147)
Income tax benefit	$ 592	$ -

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2002 and 2001) to tax expense, as shown in the accompanying statements of income and changes in shareholders' equity, is as follows:
(in thousands) Year ended December 31,	2002	2001
Income tax expense at statutory rate	$ 403	$ 156
Income tax effect of:
Interest on municipal obligations	(23)	(29)
Other	(76)	20
Reduction of valuation allowance for deferred taxes	(1,048)	(147)
Income tax	$ (592)	$ -
Effective tax rate	( 50%)	0%

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets consisted of the following:
(in thousands) December 31,	2002	2001
Deferred tax assets:
Net operating loss carryforward	$ 596	$ 1,394
Bad debt reserves	639	383
Property, plant and equipment	50	51
Accrued vacation and bonus	134	87
Charitable contribution carryforward	-	12
Other	25	-
Gross deferred tax assets	1,444	1,927
Deferred tax liabilities:
Deferred loan fees, net	(38)	(106)
FHLB stock dividends	(507)	(469)
Other	(7)	(4)
Gross deferred tax liabilities	(552)	(579)
Deferred tax asset, before valuation allowance	892	1,348
Valuation allowance	-	(1,048)
Net deferred tax assets	$ 892	$ 300

Based on estimated taxable income of approximately $1.7 million for 2002 and projected future taxable income, management believes it is more likely than not that the deferred tax asset is fully realizable.

In August 1996, the Small Business Job Protection Act of 1996 ("the Act") was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2002 or 2001, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders' equity as of December 31, 2002, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

For federal income tax purposes, the Company had net operating loss carryforwards at December 31, 2002, which expire as follows:

(in thousands) Year ending December 31,
2007	$ 794
2008	203
2010	81
2011	29
2017	28
2018	51
2019	205
2020	50
2021	23
2022	27
$1,491

These loss carryovers could potentially be limited under Internal Revenue Code Section 382 should there be a more-than-50% change in ownership of the Company. This code section limits the amount of annual usage of net operating losses incurred prior to such ownership change.

Note 14 - Commitments and Contingencies

COMMITMENTS: Commitments to extend credit, including lines of credit, total $4,101,000 and $3,782,000 at December 31, 2002 and 2001, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $2,114,000 and $2,405,000 at December 31, 2002 and 2001, respectively. These amounts are excluded from the balance of loans at year end.

At December 31, 2002, the Bank is committed to making future minimum payments of approximately $208,000 under contractual agreements for data processing and related services.

CONCENTRATIONS: Approximately 80% of all loans in the Bank's portfolio are secured by real estate located in communities of Southeast Alaska.

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

                                                                                 37
Year ended December 31,	2002			2001
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$1,777,000	655,415		$460,000	655,415
Treasury stock		(32,283)			(32,283)
Unvested stock awards		(16,167)			(21,411)
Unearned ESOP shares		(34,621)			(40,749)
Basic EPS	1,777,000	572,344	$3.10	460,000	560,972	$0.82
Incremental shares under stock plans:
Stock awards		4,965			8,546
Stock options		19,636			2,792
Diluted EPS	$1,777,000	596,945	$2.98	$460,000	572,310	$0.80

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
(in thousands) December 31,	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 28,229	$ 28,229	$ 23,886	$ 23,886
Investment securities available for sale	8,076	8,076	12,351	12,351
FHLB stock	1,649	1,649	1,553	1,553
Loans, net, including held for sale	110,712	113,675	111,248	107,908
Accrued interest receivable	579	579	668	668

Financial Liabilities
Demand and savings deposits	93,927	93,927	84,329	84,329
Certificates of deposit	38,754	39,391	41,980	42,541
FHLB Advances	5,000	5,895	13,000	13,462
Accrued interest payable	282	282	609	609

The estimated fair value of loan commitments is zero at December 31, 2002 and 2001. Although management is not aware of any subsequent events that would significantly affect the estimated fair value amounts as of December 31, 2002, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 17 - Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet
(in thousands) December 31,	2002	2001
Assets
Cash	$ 452	$ 268
Investment in subsidiary	14,515	12,722
Other assets	1	1
Total Assets	$14,967	$12,991

Liabilities and Shareholders' Equity
Shareholders' equity	$14,967	$12,991
Total Liabilities and Shareholders' Equity	$14,967	$12,991

Parent Company Condensed Income Statement
(in thousands) Year ended December 31,	2002	2001
Equity in earnings of subsidiary	$1,859	$557
Total income	1,859	557
Operating expenses	82	97
Income before income tax	1,777	460
Income tax	-	-
Net income	$1,777	$460

Parent Company Condensed Statement of Cash Flows
(in thousands) Year ended December 31,	2002	2001
Cash flows from operating activities:
Net income	$1,777	$ 460
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(1,859)	(557)
Increase in other assets	-	-
Net cash provided by operating activities	(82)	(97)

Cash flows from investing activities:
Distributions received from subsidiary	405	312
Net cash used in investing activities	405	312

Cash flows from financing activities:
Purchase of treasury stock	-	-
Cash dividends paid	(139)	(120)
Net cash used in financing activities	(139)	(120)

Net increase (decrease) in cash	184	95
Cash at beginning of year	268	173
Cash at end of year	$ 452	$ 268

Note 18 - Subsequent Event - Sale of Building

Subsequent to year end, in February 2003, the Bank sold its office building in Ketchikan, Alaska for $1,400,000 in cash. The Bank will lease back a portion of the building at market rental rates for continued use as a banking office. At December 31, 2002, the building had a depreciated cost of $1,366,000.

Form 10-KSB

A copy of the Form 10-KSB, including consolidated
financial statements, as filed with the Securities
 and Exchange Commission, will be furnished
 without charge to stockholders as of the record
 date for voting at the annual meeting of
stockholders upon written request to Roger K.
White, Secretary, Alaska Pacific Bancshares, Inc.,
2094 Jordan Avenue, Juneau, Alaska 99801.

Directors of Alaska Pacific Bancshares, Inc.
and Alaska Pacific Bank

Craig E. Dahl
President and Chief Executive Officer
Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Avrum M. Gross, Chairman of the Board
Partner
Gross & Burke

Roger Grummett
Partner
Shattuck & Grummett, Inc.

Hugh N. Grant
Real estate and retailing

Deborah R. MarshallDirector of Alaska InvestNet

Scott C. Milner
President
Shuham, Milner, Schafer and Howard PC

Eric McDowell
President
McDowell Group, Inc.

Marta Ryman
Director and former Chairman
Shee Atika, Inc.

William J. Schmitz
Partner
Schmitz & Buck

Executive Officers

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
Senior Vice President and Chief Financial Officer of Alaska Pacific Bank

Patrick H. Wonser
(retired September 2002)
Senior Vice President and Loan Administrator of Alaska Pacific Bank

John E. Robertson
(joined the Savings Bank December 2002)
Senior Vice President and Chief Lending Officer of Alaska Pacific Bank

Corporate Information

Corporate Headquarters

2094 Jordan Avenue
Juneau, AK 99801
907-789-4844
www.alaskapacificbank.com

Independent Auditors

KPMG LLP
701 West 8th Avenue
Suite 600
Anchorage, AK 99501

Stock Registrar and Transfer Agent

Computershare Trust Company, Inc.
P.O. Box 1596
Golden, CO 80201

Common Stock

Traded on the OTC Electronic Bulletin Board
under the symbol: AKPB

Special Counsel

Breyer & Associates PC
8180 Greensboro Drive
Suite 785
McLean, VA 22102

General Counsel

Baxter Bruce & Sullivan PC
P.O. Box 32819
Juneau, AK 99803

Annual Meeting of Stockholders

May 22, 2003
11:00 a.m.
Ray Renshaw Room
Aspen Hotel
1800 Shell Simmons Drive
Juneau, AK 99801

                                                                                     42

Exhibit 21

Subsidiaries of the Registrant

Parent

Alaska Bancshares, Inc.

                                                                            Percentage                     Jurisdiction or
Subsidiaries (a)                                                   of Ownership                State of Incorporation

Alaska Pacific Bank                                                 100%                             United States

  The operation of the Corporation's wholly owned subsidiary is included in the Corporation's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

Exhibit 23

Independent Auditors' Consent

INDEPENDENT AUDITORS' CONSENT

The Board of Directors

Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-58798 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated February 14, 2003, with respect to the consolidated balance sheets of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the years then ended, which appear in the December 31, 2002 annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ KPMG LLP

Anchorage, Alaska
March 27, 2003

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB, that:

1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/Craig E. Dahl	/s/Roger K. White
Craig E. Dahl	Roger K. White
Chief Executive Officer	Chief Financial Officer

Dated: March 27, 2003