Form 10QSB
period 2003-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2003-05-15
CIK 1081860

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

             623,132    shares outstanding on April 30, 2003

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

Item 1. Condensed Consolidated Interim Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	March 31, 2003	December 31, 2002
Assets	(Unaudited)
Cash and due from banks	$ 5,663	$ 6,758
Interest-earning deposits in banks	22,298	21,471
Total cash and cash equivalents	27,961	28,229
Investment securities available for sale, at fair value (amortized cost: March 31, 2003 - $16,873; December 31, 2002 - $7,865)	16,985	8,076
Federal Home Loan Bank stock	1,673	1,649
Loans held for sale	2,418	4,590
Loans	103,611	107,274
Less allowance for loan losses	1,200	1,152
Loans, net	102,411	106,122
Accrued interest receivable	583	579
Premises and equipment (including building held for sale - $1,366 at December 31, 2002)	1,687	3,088
Repossessed assets	290	189
Other assets	2,652	1,817
Total Assets	$156,660	$154,339
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 15,387	$ 18,094
Interest-bearing demand	30,272	31,044
Money market	22,283	21,999
Savings	22,834	22,790
Certificates of deposit	38,977	38,754
Total deposits	129,753	132,681
Federal Home Loan Bank advances	9,883	5,000
Advances from borrowers for taxes and insurance	1,309	754
Accounts payable and accrued expenses	310	425
Accrued interest payable	355	282
Other liabilities	165	230
Total liabilities	141,775	139,372
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued and 623,132 shares outstanding)	7	7
Additional paid-in capital	5,814	5,814
Treasury stock	(400)	(400)
Unearned ESOP shares	(288)	(288)
Unvested shares in stock award plan	(118)	(131)
Retained earnings	9,803	9,754
Accumulated other comprehensive income	67	211
Total shareholders' equity	14,885	14,967
Total Liabilities and Shareholders' Equity	$156,660	$154,339

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share)	2003	2002
Interest Income
Loans	$1,912	$2,132
Investment securities	205	193
Interest-bearing deposits with banks	58	36
Total interest income	2,175	2,361
Interest Expense
Deposits	410	581
Federal Home Loan Bank advances	111	104
Total interest expense	521	685
Net Interest Income	1,654	1,676
Provision for loan losses	75	60
Net interest income after provision for loan losses	1,579	1,616
Noninterest Income
Mortgage servicing income	47	49
Service charges on deposit accounts	154	122
Other service charges and fees	43	38
Gain on sale of mortgage loans	182	28
Total noninterest income	426	237
Noninterest Expense
Compensation and benefits	977	836
Occupancy and equipment	334	339
Data processing	87	90
Professional and consulting fees	70	57
Marketing and public relations	52	41
Repossessed property expense, net	51	1
Loss on sale of office building	85	-
Other	207	195
Total noninterest expense	1,863	1,559
Income before income tax	142	294
Income tax	57	-
Net Income	$ 85	$ 294

Earnings per share:
Basic	$ .15	$ .52
Diluted	.14	.50
Cash dividends per share	.06	.05

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
 Consolidated Statements of Cash Flows

(Unaudited)
	Three Months Ended March 31,
(in thousands)	2003	2002
Operating Activities
Net income	$ 85	$ 294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	60
Depreciation and amortization	98	106
Gain on sale of mortgage loans	(182)	(28)
Federal Home Loan Bank stock dividends	(24)	(23)
Amortization of fees, discounts, and premiums, net	(50)	(8)
Stock award plan expense	13	13
Loss on sale of repossessed assets	13	-
Loss on sale of building	85	-
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	(4)	16
Other assets	(835)	329
Advances from borrowers for taxes and insurance	555	589
Accrued interest payable	73	(137)
Accounts payable and accrued expenses	(115)	(103)
Other liabilities	(65)	(259)
Net cash provided by (used in) operating activities	(278)	849
Investing Activities
Purchase of investment securities available for sale	(10,316)	-
Maturities and principal repayments of investment securities available for sale	1,245	1,068
Loan originations, net of principal repayments	(9,725)	(4,018)
Sale of mortgage loans	15,493	2,450
Proceeds from sale of repossessed assets	176	70
Proceeds from sale of building	1,297	-
Purchase of premises and equipment	(79)	(24)
Net cash used in investing activities	(1,909)	(454)
Financing Activities
Net increase (decrease) in Federal Home Loan Bank advances	4,883	(8,000)
Net decrease in demand and savings deposits	(3,151)	(4,412)
Net increase (decrease) in certificates of deposit	223	(1,186)
Cash dividends paid	(36)	(30)
Net cash provided by (used in) financing activities	1,919	(13,628)
Decrease in cash and cash equivalents	(268)	(13,233)
Cash and cash equivalents at beginning of period	28,229	23,886
Cash and cash equivalents at end of period	$27,961	$10,653
Supplemental information:
Cash paid for interest	$488	$822
Loan repossessions	290	-
Net change in unrealized gain on securities available for sale	(144)	6
See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Consolidated Interim Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2003 and 2002, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At March 31, 2003, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2003:

(dollars in thousands)
Tangible Capital:
Actual	$14,265	9.19%
Required	2,329	1.50
Excess	$11,936	7.69%

Core Capital:
Actual	$14,265	9.19%
Required	4,657	3.00
Excess	$ 9,608	6.19%

Total Risk-Based Capital:
Actual	$15,465	15.86%
Required	7,801	8.00
Excess	$ 7,664	7.86%

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

Three Months Ended March 31,		2003			2002
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$85,000	655,415		$294,000	655,415
Treasury stock		(32,283)			(32,283)
Unvested stock awards		(12,889)			(18,133)
Unearned ESOP shares		(28,789)			(34,621)
Basic EPS	85,000	581,454	$0.15	294,000	570,378	$0.52
Incremental shares under stock plans:
Stock awards		5,864			2,607
Stock options		28,295			9,279
Diluted EPS	$85,000	615,613	$0.14	$294,000	582,264	$0.50

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

(in thousands) Three Months Ended March 31,	2003	2002

Net income	$ 85	$294
Other comprehensive income	(143)	6

Comprehensive income	$ (58)	$300

Note 5 - Impaired Loans

Impaired loans were $463,000 and $766,000 at March 31, 2003 and December 31, 2002, respectively. Impairments of $331,000 and $329,000, respectively, were recognized on these loans.

Note 6 - Stock-Based Compensation

The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

For purposes of pro forma disclosures, the estimated fair value of options at the time they are granted is amortized to expense over the options' vesting period of five years. The fair value of options granted, primarily in 2000, has been estimated using the Black-Scholes option pricing model, assuming a risk-free interest rate of 6.17%, a dividend yield of 2%, a stock price volatility factor of 0.19, and a weighted-average expected life of seven years. The following table illustrates the effect on compensation expense, net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 to its stock option plan.

Three months ended March 31	2003	2002
Net income, as reported	$85,000	$294,000
Total stock option employee compensation expense determined under fair value based method	(9,000)	(9,000)
Pro forma net income	$76,000	$285,000

Earnings per share:
Basic - as reported	$ .15	$ .52
Basic - pro forma	.13	.50
Diluted - as reported	.14	.50
Diluted - pro forma	.12	.49

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

Financial Condition

          Total assets of the Company were $156.7 million at March 31, 2003 compared to $154.3 million at December 31, 2002. The $2.4 million (1.6%) increase resulted primarily from an increase in investment securities available for sale, partially offset by a decrease in loans.

          Investment securities available for sale increased $8.9 million to $17.0 million at March 31, 2003, compared to $8.1 million at December 31, 2002, reflecting the purchase of $10.3 million of mortgage-backed securities, offset by principal reductions in all securities. Approximately $5.1 million of the purchases were in 20-year fixed-rate mortgage-backed securities, funded by five- and seven-year fixed-rate amortizing advances from the FHLB. The remainder were in "hybrid" mortgage-backed securities which become floating-rate instruments in January 2006. There have been no sales of investment securities during 2003.

          Loans (excluding loans held for sale) were $103.6 million at March 31, 2003, compared to $107.3 million at December 31, 2002, a $3.7 million (3.4%) decrease. This net decrease resulted from continuing loan prepayments, primarily in mortgage loans, in the low interest-rate environment. New mortgages originated during the first quarter of 2003 were sold in the secondary market. As a result, one- to four-family mortgages decreased by $4.6 million to $36.8 million at March 31, 2003, compared with $41.4 million at December 31, 2002. Management anticipates retaining a larger portion of new mortgages originated during the remainder of 2003, funding them at least in part by long-term fixed-rate borrowings and certificates of deposit.

          Loans are summarized by category as follows:

(in thousands)	March 31, 2003	December 31, 2002
Real estate:
Permanent:
One- to four-family	$ 36,827	$ 41,419
Multifamily	2,043	2,209
Commercial nonresidential	27,060	26,075
Land	5,186	5,120
Construction:
One- to four-family	3,207	3,643
Commercial nonresidential	128	52
Commercial business	13,997	12,975
Consumer:
Home equity	8,487	8,912
Boat	5,020	5,249
Automobile	708	831
Other	948	789
Loans	$103,611	$107,274

Loans held for sale	$ 2,418	$ 4,590

          Deposits decreased 2.2% to $129.8 million at March 31, 2003, compared with $132.7 million at December 31, 2002, primarily attributable to a $3.5 million decrease in demand accounts. This represents a normal seasonal decline in demand accounts, which have grown 16.8% during the past 12 months to $45.7 million at March 31, 2003 from $39.1 million at March 31, 2002.

          Advances from the Federal Home Loan Bank of Seattle increased $4.9 million to $9.9 million at March 31, 2003 from $5.0 million at December 31, 2002, reflecting $5.0 million of new five- and seven-year fixed-rate amortizing advances used to fund the purchase of mortgage-backed securities.

          Total shareholders' equity was $14.9 million at March 31, 2003, compared with $15.0 million at December 31, 2002. The net change was primarily the result of net income of $85,000, cash dividends of $36,000, and an decrease in unrealized gains on securities, net of tax, of $144,000.

Results of Operations

          Net Income. Net income for the first quarter of 2003 was $85,000 ($.14 per diluted share) compared to $294,000 ($.50 per diluted share) for the first quarter of 2002, a decrease of $209,000. However, two items affected the comparability of net income for the two periods. The first quarter of 2003 included a nonrecurring loss of $85,000 ($51,000 net of tax effect) on the sale of the Bank's office building in Ketchikan. In addition, the Company recognized tax expense beginning in the first quarter of 2003, following full recognition at the end of 2002 of the future tax benefit of a net operating loss carryforward. See "Income Tax" elsewhere in this discussion.

          For purposes of comparison, income might be separated into major components as follows:

(in thousands) Three months ended March 31,	2003	2002	Increase (Decrease) in Income

Net interest income	$1,654	$1,676	$ (22)
Noninterest income, excluding mortgage gains	244	209	35
Gain on sale of mortgage loans	182	28	154
Provision for loan losses	(75)	(60)	(15)
Noninterest expense, excluding loss on sale of building	(1,778)	(1,559)	(219)
Pre-tax income before loss on sale of building	227	294	(67)
Income tax	(91)	-	(91)
Income before loss on sale of building	136	294	(158)
Loss on sale of building, net of tax effect	(51)	-	(51)
Net income	$ 85	$ 294	$ (209)

          Net Interest Income. Net interest income for the first quarter of 2003 decreased $22,000 (1.3%), compared with the first quarter of 2002. The decrease is primarily due to lower loan balances. Daily average loans decreased $6.1 million (5.4%) to $107.1 million during the first quarter of 2003 from $113.2 million during the first quarter of 2002. This decline in loans is the result of rapid prepayments, particularly in the mortgage loan portfolio, coupled with management's decision to sell current mortgage production in the secondary market, rather than keep the low-yielding fixed-rate loans in the portfolio. Beginning in the second quarter of 2003, it is management's intention that a significant portion of new fixed-rate mortgages produced will be retained in the portfolio, funding them with long-term fixed-rate borrowings and certificates of deposit.

          Provision for Loan Losses. The provision for loan losses increased to $75,000 in the first quarter of 2003 from $60,000 in the first quarter in 2002. Net loan chargeoffs for the first quarter of 2003 were $27,000 compared with none for the first quarter of 2002. The higher provision was considered by management to be necessary to replenish and maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

          Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $35,000 (16.7%) for the first quarter of 2003 compared with the same quarter in 2002. This increase was principally attributable to service charges on deposit accounts, which increased by $32,000 (26.2%), primarily as a result of increased checking accounts, especially from small-business customers.

          Gains on sale of mortgage loans increased $154,000 to $182,000 for the first quarter of 2003 from $28,000 for the first quarter of 2002. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decisions to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Gains in the first quarter of 2003 compared to 2002 were positively affected by both factors. Mortgage originations, particularly refinances, were generally higher in 2003 than in 2002 as a result of market conditions and other factors. At the same time, management chose to sell a higher proportion of the current production as part of its strategy for controlling interest-rate risk.

          Noninterest Expense. Noninterest expense, excluding the loss on sale of the Ketchikan building, increased $219,000 (14.0%) to $1.8 million for the first quarter of 2003 compared with $1.6 million for the first quarter of 2002. The most important increase was in compensation and benefits, which increased $141,000 (16.9%). The increase follows several quarters during which expense increases were held to a minimum as a result of the closure of unprofitable offices and other efficiencies. Noninterest expense (excluding nonrecurring items) for all of 2002, for example, increased less than 0.5% compared with 2001. An increased level of expense for the first quarter was anticipated by management, and is anticipated to some extent for the remainder of 2003, as part of its strategy of enhancing staff, systems, and facilities to enable growth over the next few years. Because of mortgage prepayments and the sale of current mortgage production in recent quarters, however, increased revenues have not fully offset increased expenses in the short run.

          Income Tax. Prior to the fourth quarter of 2002 and for several previous years, the Company did not recognize any tax on current income because of the existence of tax net operating loss carryforwards ("NOLs"). During this period, net deferred tax assets in the balance sheet (resulting from the NOLs and other temporary differences between accounting income and taxable income) were substantially decreased through a valuation allowance because full realization was dependent upon earning sufficient taxable income prior to the expiration of the NOLs, and the Company's income levels did not support a conclusion that their realization was more likely than not. Thus, the tax benefit was recognized only to the extent of each period's taxable income, resulting in a net provision for income tax of zero for each of those periods.

          In the fourth quarter of 2002, however, the Company recognized the deferred tax benefits not only to the extent of current-year income but also recognized the benefit of the remaining deferred tax assets at December 31, 2002. Management believes that it is more likely than not that future earnings will result in full realization of these tax benefits. Beginning with the first quarter of 2003, the income statement now reflects a "normal" provision for federal and state income taxes.

          At March 31, 2003, the Company had NOLs of approximately $1.5 million that will expire in various years beginning in 2007 and through 2022.

Asset Quality

          Nonaccrual loans were approximately $1.6 million at March 31, 2003, compared with $1.8 million at December 31, 2002. The three largest loans at March 31, 2003 are summarized as follows:

  Loans totaling $614,000, collateralized by commercial real estate and other commercial property. The primary loan, with a balance of $568,000, has an 80% government guarantee and is secured by real estate. Based on appraisal valuation, the loans appear to be adequately collateralized. The remaining loan with a balance of $46,000, secured by a second mortgage on the property as well as equipment and vehicles, is considered fully impaired in management's evaluation of the adequacy of the allowance for loan losses.
  A loan on commercial land with a balance of $553,000. Based on appraisal valuation, the loan appears to be adequately collateralized.
  Loans with a remaining balance of $332,000 secured by fishing vessels and other equipment and receivables. Balances of $139,000 were charged off during 2002. The borrower is in the process of liquidating assets and, while there is a reasonable possibility of recovering all of the remaining balance, management has recognized estimated loan impairment of approximately $225,000 in evaluating the adequacy of the allowance for loan losses.

          Loans with balances totaling $463,000 and $766,000 at March 31, 2003 and December 31, 2002, respectively, were considered to be impaired. Total estimated impairments of $331,000 and $195,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

          Repossessed assets were $290,000 at March 31, 2003, compared with $189,000 at December 31, 2002. The balance at March 31, 2003 consists of one commercial property. All repossessed assets held at December 31, 2002 were sold during the first quarter.

Liquidity and Capital Resources

          The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $39.2 million at March 31, 2003, of which $29.3 million was unused.

          At March 31, 2003, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

          The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2003. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2003.

Recent Accounting Pronouncements

          Significant recent Statements of Financial Accounting Standards ("SFAS") and FASB Interpretations ("FIN"), and the impact of their adoption are described below.

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

SFAS 148, Accounting for Stock-Based Compensation - Transition, issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also requires certain disclosures in interim as well as annual financial statements. The statement was effective beginning in 2002.

FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, issued in November 2002, provides guidance on disclosures about its obligations under certain guarantees that it has issued. This interpretation also requires recognition of a liability for any fair value of the obligation.

FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, provides guidance on the decision to consolidate certain "variable interest entities" in consolidated financial statements.

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

          (b)  Changes in Internal Controls: In the quarter ended March 31, 2003, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1       Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2       Bylaws of Alaska Pacific Bancshares, Inc. (2)
10.1     Employment Agreement with Craig E. Dahl (3)
10.2     Severance Agreement with Roger K. White (3)
10.3     Severance Agreement with Lisa Corrigan Bell (3)
10.4     Severance Agreement with Thomas Sullivan (3)
10.5     Severance Agreement with Cheryl Crawford (3)
10.6     Severance Agreement with Tammi L. Knight (3)
10.7     Severance Agreement with John E. Robertson
10.8     Severance Agreement with Leslie D. Dahl
10.9     Alaska Federal Savings Bank 401(k) Plan (1)
10.10   Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)
10.11   Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
10.12   Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)
10.13   Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)
 99.1     Certification of Chief Executive Officer
 99.2     Certification of Chief Financial Officer

_________________________

  Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
  Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, attached as Exhibit 3.2 and incorporated herein by reference.
  Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
  Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.

(b) A Current Report on Form 8-K was filed on April 3, 2003 to report a change in auditors for the year ending December 31, 2003 from KPMG LLP to Moss Adams LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Alaska Pacific Bancshares, Inc.

May 12, 2003	/s/ Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

May 12, 2003	/s/ Roger K. White
Date	Roger K. White
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
Date:	May 12, 2003	/s/ Craig E. Dahl
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

Date:	May 12, 2003	/s/ Roger K. White
Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 3.2

Amended Article III, Section 2 of the Bylaws
Of Alaska Pacific Bancshares, Inc.

          SECTION 2. Number, Term and Election. The Board of Directors shall consist of nine (9) members. The number of directors may be increased or decreased from time to time by amendment to or in the manner provided in these Bylaws, but shall be no less than and no more than the numbers set forth in the Articles of Incorporation. No decrease, however, shall have the effect of shortening the term of any incumbent director unless such director is removed in accordance with the provisions of these Bylaws. Unless removed in accordance with the Articles of Incorporation, each director shall hold office until his successor shall have been elected and qualified.

Exhibit 10.7

Change In Control Severance Agreement

John E. Robertson

CHANGE IN CONTROL SEVERANCE AGREEMENT

          THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 20th day of February, 2003 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and John E. Robertson (the "Executive").

          WHEREAS, the Executive is currently serving as Senior Vice President; and

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

          NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

          1. Certain Definitions.

           (a) The term "Change in Control" means (i) any "person, " as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25 % or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 % of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25 % of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

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

           (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

(i) a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that he substantially increase his travel on Company or Bank business

(ii) a material demotion of the Executive;

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

(vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof, or

(vii) any purported termination of the Executive's employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

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

          3.  Severance Benefits.

           (a) If after a Change in Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate his employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive his salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 36 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and his eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Executive's "base amount" as determined under Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, rising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

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

          5.  No Assignments.

           (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that she would be entitled to hereunder if he terminated his employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

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

          6.  Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0 per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

          7.  Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

John E. Robertson
At the address last appearing on the personnel records of the Executive.

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

          THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                                ALASKA PACIFIC BANK

/s/Gillian R. Hays                                 /s/ Avrum Gross
                                                          By: Avrum Gross
                                                          Its: Chairman of the Board of Directors

                                                          EXECUTIVE

                                                                              /s/ John E. Robertson
                                                          John E. Robertson
                                                          Senior Vice President/Chief Lending Officer

Exhibit 10.8

Change In Control Severance Agreement

Leslie D. Dahl

CHANGE IN CONTROL SEVERANCE AGREEMENT

          THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 20th day of February, 2003 (the "Commencement Date"), by and between ALASKA PACIFIC BANK (which, to ether with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Leslie D. Dahl (the "Executive").

          WHEREAS, the Executive is currently serving as Vice President; and

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

          NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

          1.  Certain Definitions.

           (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25 % or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 % of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25 % of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect); provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

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

ii)    a material demotion of the Executive;

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

           5. No Assignments.

          (a)  This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that he would be entitled to hereunder if she terminated her employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

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

          6.  Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0 per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

          7.  Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

Leslie D. Dahl
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

          THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                          ALASKA PACIFIC BANK

/s/ Gillian R. Hays                         /s/ Avrum Gross
                                                    By: Avrum Gross
                                                    Its: Chairman of the Board of Directors

                                                    EXECUTIVE

                                                    /s/ Leslie D. Dahl
                                                   Leslie D. Dahl
                                                   Senior Commercial Loan Officer

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

May 12, 2003	/s/ Craig E. Dahl
Date	Craig E. Dahl
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

May 12, 2003	/s/ Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer