Form 10QSB
period 2003-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2003-08-07
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

             623,132    shares outstanding on July 31, 2003

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

Item 1. Condensed Consolidated Interim Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	June 30, 2003	December 31, 2002
Assets	(Unaudited)
Cash and due from banks	$ 7,597	$ 6,758
Interest-earning deposits in banks	26,096	21,471
Total cash and cash equivalents	33,693	28,229
Investment securities available for sale, at fair value (amortized cost: June 30, 2003 - $15,236; December 31, 2002 - $7,865)	15,359	8,076
Federal Home Loan Bank stock	1,693	1,649
Loans held for sale	685	4,590
Loans	104,567	107,274
Less allowance for loan losses	1,157	1,152
Loans, net	103,410	106,122
Accrued interest receivable	529	579
Premises and equipment	1,619	3,088
Repossessed assets	306	189
Other assets	2,162	1,817
Total Assets	$ 159,456	$ 154,339
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 18,474	$ 18,094
Interest-bearing demand	30,311	31,044
Money market	22,100	21,999
Savings	22,710	22,790
Certificates of deposit	38,332	38,754
Total deposits	131,927	132,681
Federal Home Loan Bank advances	9,662	5,000
Advances from borrowers for taxes and insurance	1,797	754
Accounts payable and accrued expenses	314	425
Accrued interest payable	306	282
Other liabilities	467	230
Total liabilities	144,473	139,372
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 624,732 and 623,132 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	7	7
Additional paid-in capital	5,810	5,814
Treasury stock	(380)	(400)
Unearned ESOP shares	(288)	(288)
Unvested shares in stock award plan	(106)	(131)
Retained earnings	9,866	9,754
Accumulated other comprehensive income	74	211
Total shareholders' equity	14,983	14,967
Total Liabilities and Shareholders' Equity	$159,456	$ 154,339

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2003	2002	2003	2002
Interest Income
Loans	$1,790	$ 2,144	$ 3,702	$ 4,276
Investment securities	201	168	406	361
Interest-bearing deposits with banks	77	22	135	58
Total interest income	2,068	2,334	4,243	4,695
Interest Expense
Deposits	420	531	830	1,112
Federal Home Loan Bank advances	116	77	227	181
Total interest expense	536	608	1,057	1,293
Net Interest Income	1,532	1,726	3,186	3,402
Provision for loan losses	30	160	105	220
Net interest income after provision for loan losses	1,502	1,566	3,081	3,182
Noninterest Income
Mortgage servicing income	47	46	94	95
Service charges on deposit accounts	181	133	335	255
Other service charges and fees	50	45	93	83
Gain on sale of mortgage loans	113	23	295	51
Total noninterest income	391	247	817	484
Noninterest Expense
Compensation and benefits	910	862	1,887	1,698
Occupancy and equipment	335	337	669	676
Data processing	86	89	173	179
Professional and consulting fees	70	62	140	119
Marketing and public relations	61	51	113	92
Repossessed property expense, net	16	24	67	25
Loss on sale of office building	-	-	85	-
Other	239	223	446	418
Total noninterest expense	1,717	1,648	3,580	3,207
Income before income tax	176	165	318	459
Income tax	70	-	127	-
Net Income	$ 106	$ 165	$ 191	$ 459

Earnings per share:
Basic	$0.18	$0.29	$0.33	$0.80
Diluted	0.17	0.28	0.31	0.78
Cash dividends per share	0.07	0.06	0.13	0.11

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(Unaudited)
	Six Months Ended June 30,
(in thousands)	2003	2002
Operating Activities
Net income	$ 191	$ 459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	220
Depreciation and amortization	187	213
Gain on sale of mortgage loans	(295)	(51)
Federal Home Loan Bank stock dividends	(44)	(47)
Amortization of fees, discounts, and premiums, net	(94)	(22)
Stock award plan expense	25	25
Loss on sale of repossessed assets	13	-
Loss on sale of building	85	-
Deferred income tax expense	127	-
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	50	31
Other assets	(521)	104
Advances from borrowers for taxes and insurance	1,043	1,117
Accrued interest payable	24	(217)
Accounts payable and accrued expenses	(111)	21
Other liabilities	237	(114)
Net cash provided by operating activities	1,022	1,739
Investing Activities
Purchase of investment securities available for sale	(10,316)	-
Maturities and principal repayments of investment securities available for sale	2,904	2,274
Loan originations, net of principal repayments	(19,247)	(9,623)
Sale of mortgage loans	25,883	4,596
Proceeds from sale of repossessed assets	176	70
Proceeds from sale of building	1,297	-
Purchase of premises and equipment	(100)	(117)
Net cash used in investing activities	597	(2,800)
Financing Activities
Issuance of treasury stock	16	-
Net increase (decrease) in Federal Home Loan Bank advances	4,662	(8,000)
Net increase (decrease) in demand and savings deposits	(332)	506
Net decrease in certificates of deposit	(422)	(1,787)
Cash dividends paid	(79)	(66)
Net cash provided by (used in) financing activities	3,845	(9,347)
Increase (decrease) in cash and cash equivalents	5,464	(10,408)
Cash and cash equivalents at beginning of period	28,229	23,886
Cash and cash equivalents at end of period	$ 33,693	$ 13,478
Supplemental information:
Cash paid for interest	$ 1,033	$ 1,510
Loan repossessions	306	17
Net change in unrealized gain on securities available for sale, net of tax	(137)	150
See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Consolidated Interim Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2003 and 2002, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At June 30, 2003, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2003:

(dollars in thousands)
Tangible Capital:
Actual	$14,313	9.09%
Required	2,361	1.50
Excess	$11,952	7.59%

Core Capital:
Actual	$14,313	9.09%
Required	4,723	3.00
Excess	$ 9,590	6.09%

Total Risk-Based Capital:
Actual	$15,470	15.88%
Required	7,792	8.00
Excess	$ 7,678	7.88%

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

Three Months Ended June 30,		2003			2002
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$106,000	655,415		$165,000	655,415
Treasury stock		(31,483)			(32,283)
Unvested stock awards		(11,578)			(16,822)
Unearned ESOP shares		(28,789)			(34,621)
Basic EPS	106,000	583,565	$0.18	165,000	571,689	$0.29
Incremental shares under stock plans:
Stock awards		5,586			5,231
Stock options		29,003			20,070
Diluted EPS	$106,000	618,154	$0.17	$165,000	596,990	$0.28

Six Months Ended June 30,		2003			2002
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$191,000	655,415		$459,000	655,415
Treasury stock		(31,750)			(32,283)
Unvested stock awards		(12,234)			(17,478)
Unearned ESOP shares		(28,789)			(34,621)
Basic EPS	191,000	582,642	$0.33	459,000	571,033	$0.80
Incremental shares under stock plans:
Stock awards		5,739			4,140
Stock options		29,134			15,287
Diluted EPS	$191,000	617,515	$0.31	$459,000	590,460	$0.78

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Net income	$106	$165	$191	$459
Other comprehensive income	6	144	(137)	150

Comprehensive income	$112	$309	$ 54	$609

Note 5 - Impaired Loans

Impaired loans were $1,480,000 (including $454,000 guaranteed by a government agency) and $766,000 at June 30, 2003 and December 31, 2002, respectively. Impairments of $78,000 and $329,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses.

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

                                                                                                            -6-
	Three Months Ended June 30,		Six Months Ended June 30,
Three months ended March 31	2003	2002	2003	2002
Net income, as reported	$106,000	$165,000	$191,000	$459,000
Total stock option employee compensation expense determined under fair value based method	(10,000)	(9,000)	(19,000)	(18,000)
Pro forma net income	$96,000	$156,000	$172,000	$441,000

Earnings per share:
Basic - as reported	$.18	$.29	$.33	$.80
Basic - pro forma	.16	.27	.30	.77
Diluted - as reported	.17	.28	.31	.78
Diluted - pro forma	.16	.26	.28	.75

Note 7 - Sale of Building

In February 2003, the Bank sold its office building in Ketchikan, Alaska for $1,400,000 in cash. A loss, including transaction and related costs, of $85,000 was recorded in the first quarter or 2003. The Bank has leased back a portion of the premises for continued use as a banking office. Future minimum lease payments amount to approximately $56,000 per year for five years.
Note 8 - Commitments

 Commitments to extend credit, including lines of credit, total $4,754,000 and $4,101,000 at June 30, 2003 and December 31, 2002, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $1,436,000 and $2,114,000 at June 30, 2003 and December 31, 2002, respectively.  These amounts are excluded from loan balances.

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

Financial Condition

            Total assets of the Company were $159.5 million at June 30, 2003 compared to $154.3 million at December 31, 2002. The $5.2 million (3.3%) increase resulted primarily from an increase in investment securities available for sale, partially offset by a decrease in loans.

            Investment securities available for sale increased $7.3 million to $15.4 million at June 30, 2003, compared to $8.1 million at December 31, 2002, reflecting the purchase of $10.3 million of mortgage-backed securities, offset by principal reductions in all securities. Approximately $5.1 million of the purchases were in 20-year fixed-rate mortgage-backed securities, funded by five- and seven-year fixed-rate amortizing advances from the FHLB. The remainder were in "hybrid" mortgage-backed securities which become floating-rate instruments in January 2006. There have been no sales of investment securities during 2003.

            Loans (excluding loans held for sale) were $104.6 million at June 30, 2003, compared to $107.3 million at December 31, 2002, a $2.7 million (2.5%) decrease. This net decrease resulted from continuing loan prepayments, primarily in mortgage loans, in the low interest-rate environment. A significant portion of new mortgages originated during the first half of 2003 were sold in the secondary market, particularly in the first quarter; during the second quarter the Bank began to retain new production in the portfolio. As a result, one- to four-family mortgages decreased by $4.6 million during the first quarter (to $36.8 million at March 31, 2003), and then increased by $1.4 million during the second quarter (to $38.2 million at June 30, 2003). Management anticipates retaining a larger portion of new mortgages originated during the remainder of 2003, funding them at least in part by long-term fixed-rate borrowings and certificates of deposit.

            Loans are summarized by category as follows:

(in thousands)	June 30, 2003	December 31, 2002
Real estate:
Permanent:
One- to four-family	$ 38,169	$ 41,419
Multifamily	1,682	2,209
Commercial nonresidential	28,007	26,075
Land	4,979	5,120
Construction:
One- to four-family	2,834	3,643
Commercial nonresidential	-	52
Commercial business	14,846	12,975
Consumer:
Home equity	8,212	8,912
Boat	4,700	5,249
Automobile	633	831
Other	505	789
Loans	$104,567	$107,274

Loans held for sale	$ 685	$ 4,590

            Deposits decreased a scant 0.6% to $131.9 million at June 30, 2003, compared with $132.7 million at December 31, 2002. While there are often seasonal variations, the year-to-year trend indicates growth in all categories of deposits except certificates of deposit, as illustrated in the following table:

(in thousands) June 30,	2003	Percent Change	2002	Percent Change	2001
Non-interest bearing demand	$ 18,474	39.6%	$ 13,229	0.1%	$ 13,214
Interest-bearing demand	30,311	3.3	29,355	13.1	25,952
Total demand	48,785	14.6	42,584	8.7	39,166
Money market	22,100	1.5	21,763	28.1	16,989
Savings	22,710	10.8	20,488	12.8	18,159
Subtotal	93,595	10.3	84,835	14.2	74,314
Certificates of deposit	38,332	(4.6)	40,193	(6.1)	42,848
Total	$ 131,927	5.5%	$ 125,028	6.7%	$ 117,162

            The decrease in certificates of deposit reflects less aggressive pricing for shorter term deposits as the need for funds has been low.

            Advances from the Federal Home Loan Bank of Seattle increased $4.7 million to $9.7 million at June 30, 2003 from $5.0 million at December 31, 2002, reflecting $5.0 million of new five- and seven-year fixed-rate amortizing advances used to fund the purchase of mortgage-backed securities.

Results of Operations

            Net Income. Net income for the second quarter of 2003 was $106,000 ($.17 per diluted share) compared to $165,000 ($.28 per diluted share) for the second quarter of 2002, a decrease of $59,000. For the first half of 2003, net income was $191,000 ($.31 per diluted share) compared to $459,000 ($.78 per diluted share) for the first half of 2002. However, two items affected the comparability of net income for these periods. The first quarter of 2003 included a nonrecurring loss of $85,000 ($51,000 net of tax effect) on the sale of the Bank's office building in Ketchikan. In addition, the Company recognized tax expense beginning in the first quarter of 2003, following full recognition at the end of 2002 of the future tax benefit of a net operating loss carryforward. See "Income Tax" elsewhere in this discussion.

            For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2003	2002	Income Incr. (Decr.)	2003	2002	Income Incr. (Decr.)

Net interest income	$ 1,532	$ 1,726	$ (194)	$ 3,186	$ 3,402	$ (216)
Noninterest income, excluding mortgage gains	278	224	54	522	433	89
Gain on sale of mortgage loans	113	23	90	295	51	244
Provision for loan losses	(30)	(160)	130	(105)	(220)	115
Noninterest expense, excluding loss on sale of building	(1,717)	(1,648)	(69)	(3,495)	(3,207)	(288)
Pre-tax income before loss on sale of building	176	165	11	403	459	(56)
Income tax	(70)	-	(70)	(161)	-	(161)
Income before loss on sale of building	106	165	(59)	242	459	(217)
Loss on sale of building, net of tax	-	-	-	(51)	-	(51)
Net income	$ 106	$ 165	$ (59)	$ 191	$ 459	$ (268)

                                                                                                            -10-
            Net Interest Income. Net interest income for the second quarter and first half of 2003 decreased $194,000 (11.2%) and $216,000 (6.3%), respectively, compared with the same periods in 2002. The decreases are primarily attributable to lower loan balances. Daily average loans decreased $14.2 million (12.2%) and $9.1 million (8.0%) for the second quarter and first half of 2003, respectively, compared with the same periods in 2002. Declining loan balances, together with increasing deposits, contributed to significant increases in low-yielding cash equivalents. As a result, the net interest margin on average earning assets decreased to 4.15% for the second quarter and 4.56% for the first half of 2003, from 5.14% and 5.04%, respectively, for the same periods in 2002.

            This decline in loans is the result of rapid prepayments, particularly in the mortgage loan portfolio, coupled with management's decision to sell newly originated mortgages in the secondary market, rather than keep the low-yielding fixed-rate loans in the portfolio. Beginning mid-second quarter, the Bank is now retaining a large portion of new loan production in its loan portfolio. It is management's intention, subject to market conditions, to continue retaining mortgage loans for the remainder of 2003 funding them, at least in part, with long-term fixed-rate borrowings and certificates of deposit in order to help reduce interest-rate risk.

            Provision for Loan Losses. The provisions for loan losses for the second quarter and first half of 2003 decreased to $30,000 and $105,000, respectively, compared to $160,000 and $220,000, respectively, for the same periods in 2002. Net loan chargeoffs for the second quarter and first half of 2003 decreased to $72,000 and $100,000, respectively, compared to $135,000 for both periods in 2002. The lower provisions reflect management's assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

            Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $54,000 (24.1%) and $89,000 (20.6%), respectively, for the second quarter and first half of 2003 compared with the same periods in 2002. This increase was attributable in large part to increased checking accounts and other services to small-business customers.

            Gains on sale of mortgage loans increased $90,000 to $113,000 for the second quarter of 2003 and increased $244,000 to $295,000 for the first half of 2003. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decisions to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Gains in the second quarter and first half of 2003 compared to 2002 were positively affected by both factors. Mortgage originations, particularly refinances, were generally higher in 2003 than in 2002 as a result of market conditions and other factors. As the Bank retains a higher portion of new mortgages during the remainder of 2003, it is anticipated that mortgage gains will decrease in the third and fourth quarters.

            Noninterest Expense. Noninterest expense increased $69,000 (4.2%) to $1.72 million for the second quarter of 2003 compared with $1.65 million for the second quarter of 2002. For the first half, noninterest expense, excluding the first-quarter loss on sale of the Ketchikan building, increased $288,000 (9.0%) to $3.50 million in 2003 from $3.21 million in 2002.

            The most important increases were in compensation and benefits, which increased $48,000 (5.6%) in the second quarter and $189,000 (11.1%) in the first half, each in comparison with the corresponding period in 2002. The increases in the first half of 2003 follow several quarters during which expense increases were held to a minimum as a result of the closure of unprofitable offices and other efficiencies. Noninterest expense (excluding nonrecurring items) for all of 2002, for example, increased less than 0.5% compared with 2001. An increased level of expense for the first half of 2003 (compared with 2002) was anticipated by management, and is anticipated to continue to some extent for the remainder of 2003, as part of its strategy of enhancing staff, systems, and facilities to enable growth over the next few years.

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

            At the end of 2002, however, the Company recognized the deferred tax benefits not only to the extent of current-year income but also recognized the benefit of the remaining deferred tax assets at December 31, 2002. Management believes that it is more likely than not that future earnings will result in full realization of these tax benefits. Beginning in 2003, the income statement now reflects a "normal" provision for federal and state income taxes.

            At June 30, 2003, the Company had NOLs of approximately $1.5 million that will expire in various years beginning in 2007 and through 2022.

Asset Quality

            Nonaccrual loans were approximately $1.47 million at June 30, 2003, compared with $1.78 million at December 31, 2002. The three largest loans at June, 2003 are summarized as follows:

    Loans totaling $614,000, collateralized by commercial real estate and other commercial property. The primary loan, with a balance of   $568,000, has an 80% government guarantee and is secured by real estate. A second loan, with a balance of $46,000, is secured by a   second mortgage on the property as well as equipment and vehicles. Based on appraisal valuation, the loans appear to be adequately   collateralized; however, recent market conditions indicate that a sale of the property upon foreclosure may not be sufficient to cover fully   the unguaranteed balances. Management has recognized estimated impairment of $64,000 for this borrower in evaluating the adequacy of   the allowance for loan losses.
    A loan on commercial land with a balance of $553,000. Based on appraisal valuation, the loan appears to be adequately collateralized.
    Loans with a remaining balance of $299,000 secured by fishing permits, fishing vessels and other equipment and receivables. Balances of   $139,000 were charged off during 2002, and it appears likely that the remaining balance will be recovered upon liquidation of the collateral.

            Loans with balances totaling $1,480,000 (including $454,000 guaranteed by a government agency) and $766,000 at June 30, 2003 and December 31, 2002, respectively, were considered to be impaired. Total estimated impairments of $78,000 and $195,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

            Repossessed assets were $306,000 at June 30, 2003, compared with $189,000 at December 31, 2002. The balance at June 30, 2003 consisted of one commercial property with a carrying value of $290,000 and a consumer boat valued at $16,000. All repossessed assets held at December 31, 2002 were sold during the first quarter of 2003.

Liquidity and Capital Resources

            The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $39.9 million at June 30, 2003, of which $30.2 million was unused.

            At June 30, 2003, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

            The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2003. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2003.

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

  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, issued in April 2003, clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The amendment is effective for contracts entered into or modified after June 30, 2003.

  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, issued in May   2003, requires the classification as a liability of any financial instrument with a mandatory redemption feature, an obligation to repurchase   equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any   preferred shares or other financial instruments with a mandatory redemption feature. The statement is effective for financial instruments   entered into or modified after May 31, 2003, and otherwise is effective in the third quarter of 2003.

            Management believes that these new accounting pronouncements will not have a significant impact on the Company's financial position, results of operations, or liquidity.

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

    Changes in Internal Controls: In the quarter ended June 30, 2003, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                                                                           OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 22, 2003. The results of the vote on the matters presented at the Meeting were as follows:

         1.  The following individuals were elected as directors:

	Vote For	Vote Withheld
Avrum M. Gross	497,539	7,300
William J. Schmitz	497,539	7,300
Scott C. Milner	497,539	7,300
Marta Ryman	497,539	7,300

         2.  The appointment of Moss Adams LLP as the Company's independent auditors for the year ending December 31, 2003 was approved                by the following vote:

For	Against	Abstain
447,686	55,200	1,953

         3.  The 2003 Stock Option Plan was approved by the following vote:

For	Against	Abstain
269,776	80,475	3,489

                                                                                                            -15-
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
        10.3      Severance Agreement with Lisa Corrigan Bell (3)
        10.4      Severance Agreement with Thomas Sullivan (3)
        10.5      Severance Agreement with Cheryl Crawford (3)
        10.6      Severance Agreement with Tammi L. Knight (3)
        10.7      Severance Agreement with John E. Robertson (5)
        10.8      Severance Agreement with Leslie D. Dahl (5)
        10.9      Alaska Federal Savings Bank 401(k) Plan (1)
        10.10    Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)
        10.11    Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
        10.12    Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)
        10.13    Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)
        31.1      Certification of Chief Executive Officer
        31.2      Certification of Chief Financial Officer
        32.1      Certification of Chief Executive Officer
        32.2      Certification of Chief Financial Officer

_________________________

  Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
  Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.
  Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
  Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.
  Incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(b)   On May 12, 2003, the Company filed a Current Report on Form 8-K, dated May 5, 2003, to furnish a press release announcing its first         quarter 2003 financial results.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

August 4, 2003	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

August 4, 2003	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Craig E. Dahl, President and Chief Executive Officer, certify that:

  I have reviewed this Quarterly report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the               registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 4, 2003	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Roger K. White, Senior Vice President and Chief Financial Officer, certify that:

  I have reviewed this Quarterly report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the              registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
August 4, 2003	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 32.1

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

August 4, 2003	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

Exhibit 32.2

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

August 4, 2003	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer