Form 10QSB
period 2003-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2003-11-14
CIK 1081860

                                U.S. SECURITIES AND EXCHANGE COMMISSION
                                                         Washington, D.C. 20549
                                                          FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

             626,132    shares outstanding on October 31, 2003

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

                                      Alaska Pacific Bancshares, Inc. and Subsidiary
                                                              Juneau, Alaska

                                                                       INDEX

Item 1. Financial Statements

                                        Alaska Pacific Bancshares, Inc. and Subsidiary
                                                          Consolidated Balance Sheets
(dollars in thousands)	September 30, 2003	December 31, 2002
Assets	(Unaudited)
Cash and due from banks	$ 7,345	$ 6,758
Interest-earning deposits in banks	23,008	21,471
Total cash and cash equivalents	30,353	28,229
Investment securities available for sale, at fair value (amortized cost: September 30, 2003 - $12,840; December 31, 2002 - $7,865)	12,864	8,076
Federal Home Loan Bank stock	1,713	1,649
Loans held for sale	1,155	4,590
Loans	114,521	107,274
Less allowance for loan losses	1,101	1,152
Loans, net	113,420	106,122
Accrued interest receivable	526	579
Premises and equipment (including building held for sale - $1,366 at December 31, 2002)	1,868	3,088
Repossessed assets	829	189
Other assets	1,747	1,817
Total Assets	$164,475	$154,339
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 23,844	$ 18,094
Interest-bearing demand	30,846	31,044
Money market	23,205	21,999
Savings	23,133	22,790
Certificates of deposit	37,470	38,754
Total deposits	138,498	132,681
Federal Home Loan Bank advances	9,440	5,000
Advances from borrowers for taxes and insurance	205	754
Accounts payable and accrued expenses	391	425
Accrued interest payable	332	282
Other liabilities	508	230
Total liabilities	149,374	139,372
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 626,132 and 623,132 shares outstanding at September 30, 2003 and December 31, 2002, respectively)	7	7
Additional paid-in capital	5,806	5,814
Treasury stock	(363)	(400)
Unearned ESOP shares	(288)	(288)
Unvested shares in stock award plan	(93)	(131)
Retained earnings	10,018	9,754
Accumulated other comprehensive income	14	211
Total shareholders' equity	15,101	14,967
Total Liabilities and Shareholders' Equity	$164,475	$154,339

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2003	2002	2003	2002
Interest Income
Loans	$1,988	$2,132	$5,690	$6,408
Investment securities	171	162	577	523
Interest-bearing deposits with banks	57	50	192	108
Total interest income	2,216	2,344	6,459	7,039
Interest Expense
Deposits	332	520	1,162	1,632
Federal Home Loan Bank advances	115	78	342	259
Total interest expense	447	598	1,504	1,891
Net Interest Income	1,769	1,746	4,955	5,148
Provision for loan losses	30	75	135	295
Net interest income after provision for loan losses	1,739	1,671	4,820	4,853
Noninterest Income
Mortgage servicing income	44	47	138	142
Service charges on deposit accounts	176	152	511	407
Other service charges and fees	64	61	157	144
Gain on sale of mortgage loans	26	81	321	132
Total noninterest income	310	341	1,127	825
Noninterest Expense
Compensation and benefits	934	847	2,821	2,545
Occupancy and equipment	347	341	1,016	1,017
Data processing	89	82	262	261
Professional and consulting fees	41	79	181	198
Marketing and public relations	53	51	166	143
Repossessed property expense, net	(17)	48	50	73
Loss on sale of office building	-	-	85	-
Other	277	218	723	636
Total noninterest expense	1,724	1,666	5,304	4,873
Income before income tax	325	346	643	805
Income tax	130	-	257	-
Net Income	$ 195	$ 346	$ 386	$ 805

Earnings per share:
Basic	$0.33	$0.60	$0.66	$1.41
Diluted	0.31	0.58	0.62	1.35
Cash dividends per share	0.07	0.06	0.20	0.17

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2003	2002
Operating Activities
Net income	$ 386	$ 805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	295
Depreciation and amortization	275	318
Gain on sale of mortgage loans	(321)	(132)
Federal Home Loan Bank stock dividends	(64)	(71)
Amortization of fees, discounts, and premiums, net	(177)	(43)
Stock award plan expense	38	38
Loss on sale of repossessed assets	13	-
Loss on sale of building	85	-
Deferred income tax expense	127	-
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	53	69
Other assets	(67)	(357)
Advances from borrowers for taxes and insurance	(549)	(595)
Accrued interest payable	50	(164)
Accounts payable and accrued expenses	(34)	(16)
Other liabilities	278	(233)
Net cash provided by (used in) operating activities	228	(86)
Investing Activities
Purchase of investment securities available for sale	(10,316)	-
Maturities and principal repayments of investment securities available for sale	5,280	3,217
Loan originations, net of principal repayments	(17,100)	(8,989)
Sale of mortgage loans	12,832	5,784
Proceeds from sale of repossessed assets	176	87
Proceeds from sale of building	1,297	-
Purchase of premises and equipment	(437)	(221)
Net cash used in investing activities	(8,268)	(122)
Financing Activities
Issuance of treasury stock	29	-
Net increase (decrease) in Federal Home Loan Bank advances	4,440	(8,000)
Net increase (decrease) in demand and savings deposits	7,101	6,066
Net decrease in certificates of deposit	(1,284)	(2,564)
Cash dividends paid	(122)	(103)
Net cash provided by (used in) financing activities	10,164	(4,601)
Increase (decrease) in cash and cash equivalents	2,124	(4,809)
Cash and cash equivalents at beginning of period	28,229	23,886
Cash and cash equivalents at end of period	$30,353	$19,077
Supplemental information:
Cash paid for interest	$ 1,454	$ 2,055
Loan repossessions	829	17
Net change in unrealized gain on securities available for sale, net of tax	(197)	222
See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2003 and 2002, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Note 2 - Capital Compliance

At September 30, 2003, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2003:

(dollars in thousands)
Tangible Capital:
Actual	$14,423	8.90%
Required	2,431	1.50
Excess	$11,992	7.40%

Core Capital:
Actual	$14,423	8.90%
Required	4,863	3.00
Excess	$ 9,560	5.90%

Total Risk-Based Capital:
Actual	$15,525	14.94%
Required	8,311	8.00
Excess	$ 7,214	6.94%

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

Three Months Ended September 30,		2003			2002
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$195,000	655,415		$346,000	655,415
Treasury stock		(29,983)			(32,283)
Unvested stock awards		(10,267)			(15,511)
Unearned ESOP shares		(28,789)			(34,621)
Basic EPS	195,000	586,376	$0.33	346,000	573,000	$0.60
Incremental shares under stock plans:
Stock awards		5,141			5,332
Stock options		30,354			22,186
Diluted EPS	$195,000	621,871	$0.31	$346,000	600,518	$0.58
Nine Months Ended September 30,		2003			2002
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$386,000	655,415		$805,000	655,415
Treasury stock		(31,133)			(32,283)
Unvested stock awards		(11,578)			(16,822)
Unearned ESOP shares		(28,789)			(34,621)
Basic EPS	386,000	583,915	$0.66	805,000	571,689	$1.41
Incremental shares under stock plans:
Stock awards		5,560			4,660
Stock options		29,623			17,880
Diluted EPS	$386,000	619,098	$0.62	$805,000	594,229	$1.35

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Net income	$195	$346	$386	$ 805
Other comprehensive income	(60)	72	(197)	222

Comprehensive income	$135	$418	$189	$1,027

Note 5 - Impaired Loans

Impaired loans were $313,000 and $766,000 at September 30, 2003 and December 31, 2002, respectively. Impairments of $124,000 and $329,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses.

Note 6 - Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Three months ended March 31	2003	2002	2003	2002
Net income, as reported	$195,000	$346,000	$386,000	$805,000
Total stock option employee compensation expense determined under fair value based method	(10,000)	(9,000)	(29,000)	(27,000)
Pro forma net income	$185,000	$337,000	$357,000	$778,000

Earnings per share:
Basic - as reported	$.33	$.60	$.66	$1.41
Basic - pro forma	.32	.59	.61	1.36
Diluted - as reported	.31	.58	.62	1.35
Diluted - pro forma	.30	.56	.58	1.31

Note 7 - Sale of Building

In February 2003, the Bank sold its office building in Ketchikan, Alaska for $1,400,000 in cash. A loss, including transaction and related costs, of $85,000 was recorded in the first quarter of 2003. The Bank has leased back a portion of the premises for continued use as a banking office. Future minimum lease payments amount to approximately $56,000 per year for five years.

Note 8 - Commitments

Commitments to extend credit, including lines of credit, total $8,519,000 and $4,101,000 at September 30, 2003 and December 31, 2002, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $2,583,000 and $2,114,000 at September 30, 2003 and December 31, 2002, respectively. These amounts are excluded from loan balances.

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

Financial Condition

          Total assets of the Company were $164.5 million at September 30, 2003 compared to $154.3 million at December 31, 2002. The $10.2 million (6.6%) increase resulted primarily from an increase in investment securities available for sale and an increase in loans.

          Investment securities available for sale increased $4.8 million (59.3%) to $12.9 million at September 30, 2003, compared to $8.1 million at December 31, 2002, reflecting the purchase of $10.3 million of mortgage-backed securities, offset by principal reductions in all securities. Approximately $5.1 million of the purchases were in 20-year fixed-rate mortgage-backed securities, funded by five- and seven-year fixed-rate amortizing advances from the FHLB. The remainder was in "hybrid" mortgage-backed securities which become floating-rate instruments in January 2006. There have been no sales of investment securities during 2003.

          Loans (excluding loans held for sale) were $114.5 million at September 30, 2003, compared to $107.3 million at December 31, 2002, a $7.2 million (6.7%) increase. This net increase resulted from loan production, partially offset by continuing loan prepayments, primarily in mortgage loans, in the low interest-rate environment. A significant portion of new mortgages originated during the first half of 2003 were sold in the secondary market, particularly in the first quarter; during the second quarter the Bank began to retain new production in the portfolio. As a result, one- to four-family mortgages decreased by $4.6 million during the first quarter (to $36.8 million at March 31, 2003), and then increased by $7.7 million during the second and third quarters (to $44.5 million at September 30, 2003). Management anticipates continuing to retain a large portion of new mortgages originated during the remainder of 2003.

          Loans to commercial enterprises, including nonresidential and multifamily real estate, increased 22.5% to $50.6 million at September 30, 2003, compared with $41.3 million at December 31, 2002. The increase is primarily the result of continuing marketing efforts to small businesses as well as selected opportunities to purchase loan participations from other banks.

          Loans are summarized by category as follows:

(in thousands)	September 30, 2003	December 31, 2002
Real estate:
Permanent:
One- to four-family	$ 44,526	$ 41,419
Multifamily	1,642	2,209
Commercial nonresidential	30,444	26,075
Land	3,468	5,120
Construction:
One- to four-family	1,839	3,643
Commercial nonresidential	-	52
Commercial business	18,488	12,975
Consumer:
Home equity	8,523	8,912
Boat	4,480	5,249
Automobile	570	831
Other	541	789
Loans	$114,521	$107,274

Loans held for sale	$1,155	$4,590

          Deposits increased $5.8 million (4.4%) to $138.5 million at September 30, 2003, compared with $132.7 million at December 31, 2002. While there are often seasonal variations, an analysis of the year-to-year (i.e., September-to-September) trend indicates growth in all categories of deposits except certificates of deposit, as illustrated in the following table:

(in thousands) September 30,	2003	Percent Change	2002	Percent Change	2001
Non-interest bearing demand	$ 23,844	39.3%	$ 17,120	5.5%	$ 16,231
Interest-bearing demand	30,846	2.9	29,981	2.6	29,218
Total demand	54,690	16.1	47,101	3.6	45,449
Money market	23,205	4.4	22,237	21.2	18,345
Savings	23,133	9.9	21,057	11.0	18,969
Subtotal	101,028	11.8	90,395	9.2	82,763
Certificates of deposit	37,470	(4.9)	39,415	(6.9)	42,315
Total	$138,498	6.7%	$129,810	3.8%	$125,078

          The decrease in certificates of deposit reflects less aggressive pricing for shorter-term deposits as the need for funds has been low.

          Advances from the Federal Home Loan Bank of Seattle increased $4.4 million to $9.4 million at September 30, 2003 from $5.0 million at December 31, 2002, reflecting $5.0 million of new five- and seven-year fixed-rate amortizing advances used to fund the purchase of mortgage-backed securities.

Results of Operations

          Net Income. Net income for the third quarter of 2003 was $195,000 ($.31 per diluted share) compared to $346,000 ($.58 per diluted share) for the third quarter of 2002, a decrease of $151,000. For the first three quarters of 2003, net income was $386,000 ($.62 per diluted share) compared to $805,000 ($1.35 per diluted share) for the first three quarters of 2002. However, two items affected the comparability of net income for these periods. The first quarter of 2003 included a nonrecurring loss of $85,000 ($51,000 net of tax effect) on the sale of the Bank's office building in Ketchikan. In addition, the Company recognized tax expense beginning in the first quarter of 2003, following full recognition at the end of 2002 of the future tax benefit of a net operating loss carryforward. See "Income Tax" elsewhere in this discussion.

          For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2003	2002	Income Incr. (Decr.)	2003	2002	Income Incr. (Decr.)

Net interest income	$1,769	$1,746	$ 23	$4,955	$5,148	$(193)
Noninterest income, excluding mortgage gains	284	260	24	806	693	113
Gain on sale of mortgage loans	26	81	(55)	321	132	189
Provision for loan losses	(30)	(75)	45	(135)	(295)	160
Noninterest expense, excluding loss on sale of building	(1,724)	(1,666)	(58)	(5,219)	(4,873)	(346)
Pre-tax income before loss on sale of building	325	346	(21)	728	805	(77)
Income tax	(130)	-	(130)	(291)	-	(291)
Income before loss on sale of building	195	346	(151)	437	805	(368)
Loss on sale of building, net of tax	-	-	-	(51)	-	(51)
Net income	$ 195	$ 346	$ (151)	$ 386	$ 805	$(419)

          Net Interest Income. Net interest income for the third quarter of 2003 increased $23,000 (1.3%) and for the first three quarters of 2003 decreased $193,000 (3.7%) compared with the same periods in 2002. The year-to-date decrease is primarily attributable to lower loan balances. Daily average loans decreased $6.5 million (5.6%) and $10.0 million (8.7%) for the third quarter and first three quarters of 2003, respectively, compared with the same periods in 2002. Declining loan balances, together with increasing deposits, contributed to significant increases in low-yielding cash equivalents. As a result, the net interest margin on average earning assets decreased to 4.67% for the third quarter and 4.73% for the first three quarters of 2003, from 4.98% and 5.02%, respectively, for the same periods in 2002.

          This decline in loans is the result of rapid prepayments, particularly in the mortgage loan portfolio, coupled with management's decision to sell newly originated mortgages in the secondary market, rather than keep the low-yielding fixed-rate loans in the portfolio. Beginning mid-second quarter, the Bank is now retaining a large portion of new loan production in its loan portfolio. It is management's intention, subject to market conditions, to continue retaining mortgage loans for the remainder of 2003.

          Provision for Loan Losses. The provisions for loan losses for the third quarter and first three quarters of 2003 decreased to $30,000 and $135,000, respectively, compared to $75,000 and $295,000, respectively, for the same periods in 2002. The lower provisions in 2003 reflect management's assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

          Net loan chargeoffs for the third quarter and first three quarters of 2003 were $86,000 and $186,000, respectively, compared to net recovery of $2,000 for the third quarter of 2002 and net chargeoffs of $133,000 for the first three quarters of 2002.

          Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $24,000 (9.2%) and $113,000 (16.3%), respectively, for the third quarter and first three quarters of 2003 compared with the same periods in 2002. This increase was attributable in large part to increased checking accounts and other services to small-business customers.

          Gains on sale of mortgage loans decreased $55,000 to $26,000 for the third quarter of 2003 and increased $189,000 to $321,000 for the first three quarters of 2003, each in comparison with the corresponding period in 2002. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decision to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Gains in the first three quarters of 2003 compared to 2002 were positively affected by both factors. However, gains in the third quarter of 2003 compared to 2002 declined because more new mortgages were retained in the portfolio. Mortgage originations, particularly refinances, were generally higher in 2003 than in 2002 as a result of market conditions and other factors. As the Bank retains a higher portion of new mortgages during the remainder of 2003, it is anticipated that mortgage gains will continue to decrease in the fourth quarter.

          Noninterest Expense. Noninterest expense increased $58,000 (3.5%) to $1.72 million for the third quarter of 2003 compared with the third quarter of 2002. For the first three quarters, noninterest expense, excluding the first-quarter loss on sale of the Ketchikan building, increased $346,000 (7.1%) to $5.22 million in 2003 compared with 2002.

          The most significant increases were in compensation and benefits, which increased $87,000 (10.4%) in the third quarter and $276,000 (10.9%) in the first three quarters, each in comparison with the corresponding period in 2002. The increases in the first three quarters of 2003 follow several quarters during which expense increases were held to a minimum as a result of the closure of unprofitable offices and other efficiencies. Noninterest expense (excluding nonrecurring items) for all of 2002, for example, increased less than 0.5% compared with 2001. An increased level of expense for the first three quarters of 2003 (compared with 2002) was anticipated by management, and is anticipated to continue to some extent for the remainder of 2003, as part of its strategy of enhancing staff, systems, and facilities to enable growth over the next few years.

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

          At September 30, 2003, the Company had NOLs of approximately $800,000 that will expire in various years beginning in 2007 and through 2022.

Asset Quality

          Nonaccrual loans were approximately $313,000 at September 30, 2003, compared with $1.78 million at December 31, 2002. The largest loan at September 30, 2003 had a remaining balance of $299,000 secured by fishing permits, fishing vessels and other equipment and receivables. Management has recognized an estimated impairment of $110,000.

          Loans with balances totaling $313,000 and $766,000 at September 30, 2003 and December 31, 2002, respectively, were considered to be impaired. Total estimated impairments of $124,000 and $329,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

          Repossessed assets were $829,000 at September 30, 2003, compared with $189,000 at December 31, 2002. The balance at September 30, 2003 consisted of two commercial properties with a combined carrying value of $815,000 and a consumer boat valued at $14,000. All repossessed assets held at December 31, 2002 were sold during the first quarter of 2003.

Liquidity and Capital Resources

          The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $41.1 million at September 30, 2003, of which $31.7 million was unused.

          At September 30, 2003, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

          The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2003. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2003.

Recent Accounting Pronouncements

          Significant recent Statements of Financial Accounting Standards ("SFAS") and Financial Accounting Standards Board Interpretations ("FIN"), and the impact of their adoption are described below.

FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, provides guidance on the decision to consolidate certain "variable interest entities" in consolidated financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, issued in April 2003, clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The amendment is effective for contracts entered into or modified after September 30, 2003.

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

Item 3. Controls and Procedures

          (a)   Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the registrant's Chief Executive Officer, Chief Financial Officer and other members of the registrant's senior management. The registrant's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          (b)   Changes in Internal Controls: In the quarter ended September 30, 2003, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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
        10.10    Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)
        10.11    Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
        10.12    Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)
        10.13    Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)
        10.14    Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)
        31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
  Incorporated by reference to the registrant's annual meeting proxy statement dated April 10, 2003.

(b)  The Company filed a Current Report on Form 8-K, dated July 24, 2003, to furnish a press release announcing its second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                 Alaska Pacific Bancshares, Inc.
November 13, 2003	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 13, 2003	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
    5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to            registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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
Date:	November 13, 2003	/s/Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:	November 13, 2003	/s/Roger K. White
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

November 13, 2003	/s/Craig E. Dahl
Date	Craig E. Dahl
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
November 13, 2003	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer