Form 10KSB
period 2003-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2004-03-31
CIK 1081860

                                           SECURITIES AND EXCHANGE COMMISSION
                                                                              Washington, D.C. 20549

                                                                        FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the fiscal year ended December 31, 2003 OR

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES     X    NO

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.       X

The registrant's revenues for the fiscal year ended December 31, 2003 were $10.0 million.

          As of March 26, 2004, there were issued and outstanding 626,132 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." Based on the average of the bid and asked prices for the Common Stock on March 26, 2004, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $12.5 million (626,132 shares at $20.00 per share). For purposes of this calculation, officers and directors of the registrant and the registrant's Employee Stock Ownership Plan are considered nonaffiliates.

                                                    DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2003 (Parts I and II)

2.        Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)     Yes              No    X

PART I

Item 1. Description of Business

General

            Alaska Pacific Bancshares, Inc. ("Corporation"), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank ("Alaska Pacific" or the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on July 1, 1999. At December 31, 2003, the Corporation had total assets of $164.6 million, total deposits of $138.6 million and stockholders' equity of $15.3 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Market Area

            Alaska Pacific's primary market area includes the communities of Juneau, Ketchikan, Sitka, Hoonah, and Yakutat. Alaska Pacific's market area covers 500 miles along the Pacific Ocean coastline from Yakutat in the north to Prince of Wales Island in the south, and encompasses approximately 35,000 square miles of land. The region is home to approximately 74,000 residents who reside in 14 communities. This area has similar economic characteristics, however, there is diversity in some unique industries. Southeast Alaska offers a number of recreational activities, which are popular tourist attractions.

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

Selected Financial Data

            This information contained under the section captioned "Selected Consolidated Financial Information" is incorporated by reference from the 2003 Annual Report to Shareholders ("Annual Report").

Market Risk Analysis

            The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability and Market Risk" in the Corporation's Annual Report is incorporated herein by reference.

Average Balance Sheet

            The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Average Balances, Interest and Average Yields/Cost" in the Annual Report is incorporated herein by reference.

Rate/Volume Analysis

            The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate/Volume Analysis" in the Annual Report is incorporated herein by reference.

Yields Earned and Rates Paid

            The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Rate/Volume Analysis" in the Annual Report is incorporated herein by reference.

Lending Activities

            General. At December 31, 2003, Alaska Pacific's loan portfolio (excluding loans held for sale) amounted to $125.3 million, or 76.1%, of total assets at that date. The Bank has traditionally concentrated its lending activities on conventional first mortgage loans secured by one- to four-family properties, with these loans amounting to $46.2 million, or 36.9% of the total loan portfolio at December 31, 2003. In addition, Alaska Pacific originates construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. A substantial portion of Alaska Pacific's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific's loan portfolio as of the dates indicated.

(dollars in thousands) December 31,	2003		2002
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$46,219	36.89%	$41,419	38.60%
Multifamily	1,108	0.88	2,209	2.06
Commercial nonresidential	34,222	27.32	26,075	24.31
Total permanent	81,549	65.09	69,703	64.97
Land	3,425	2.73	5,120	4.77
Construction:
One- to four-family	2,330	1.86	3,643	3.40
Commercial nonresidential	-	-	52	0.05
Total construction	2,330	1.86	3,695	3.45
Commercial business	23,050	18.40	12,975	12.10
Consumer:
Home equity	9,361	7.47	8,912	8.31
Boat	4,326	3.45	5,249	4.89
Automobile	642	0.51	831	0.77
Other	599	0.48	789	0.74
Total consumer	14,928	11.91	15,781	14.71
Total loans	125,282	100.00%	107,274	100.00%
Less:
Allowance for loan losses	1,159		1,152
Loans, net	$124,123		$106,122

            One- to Four-Family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to four-family residences located in its primary market area. At December 31, 2003, $46.2 million, or 36.9%, Alaska Pacific's total loan portfolio consisted of these loans. Alaska Pacific originated $48.7 million and $39.5 million of one- to four-family residential mortgage loans during the years ended December 31, 2003 and 2002, respectively.

            Generally, Alaska Pacific's fixed-rate one-to four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Alaska Housing Finance Corporation ("AHFC"), a state agency that provides affordable housing programs. Alaska Pacific's fixed-rate loans customarily include "due on sale" clauses, which gives the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2003, $3.9 million, or 8.5%, of Alaska Pacific's one- to four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank's market area, but in recent years Alaska Pacific has made a small number of adjustable rate loans to business owners and others that do not conform with investor requirements. They range in maturity from two years to 24 years, with interest adjustment periods ranging from one month to three years.

            Alaska Pacific also originates one- to four-family mortgage loans under Freddie Mac, Federal Housing Administration, Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, with servicing retained. This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See "-- Loan Originations, Sales and Purchases."

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

            To a lesser extent, Alaska Pacific originates loans secured by non-owner occupied residential properties that are sold to the Freddie Mac.

            Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2003 and 2002, land loans amounted to $3.4 million and $5.1 million, respectively.

            Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

            Construction Lending. At December 31, 2003, construction loans amounted to $2.3 million, or 1.9% of total loans, all of which were secured by properties located in Alaska Pacific's primary market area. This compares with $3.7 million, or 3.5% of the total loan portfolio at December 31, 2002.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One- to four-family construction loans generally range in size from $50,000 to $500,000, while commercial nonresidential and multifamily construction loans have generally ranged from $150,000 to $1 million. At December 31, 2003, all construction loans were performing according to the loan terms; the largest, for approximately $440,000, was for a single-family residence.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $50,000 to $2 million and the largest loan totaled $2.2 million at December 31, 2003 and was performing in accordance with its terms. At December 31, 2003, Alaska Pacific had $1.1 million of multifamily residential and $34.2 million of commercial real estate loans, which amounted to 0.9% and 27.3%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%. A substantial portion of Alaska Pacific's multifamily and commercial real estate loans are secured by property located within Alaska Pacific's primary market area.

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

            Commercial Business Lending. At December 31, 2003, commercial business loans amounted to $23.1 million, or 18.4% of total loans, compared to $13.0 million, or 12.1%, of total loans, at December 31, 2002, and increase of 77.6%. The significant increase in 2003 is primarily the result of marketing efforts to gain small business customers. Future continued growth of commercial business loans is restricted due to regulation which generally limits such loans, under Alaska Pacific's federal thrift charter, to 20% of total assets, or approximately $32.5 million at December 31, 2003.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $50,000 and $750,000. At December 31, 2003, the largest commercial business loan was for $1.6 million, secured by marketable securities. The loan was performing according to its terms at December 31, 2003.

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

            Consumer Lending. At December 31, 2003, consumer loans totaled $14.9 million, or 11.9% of total loans, compared to $15.8 million, or 14.7%, of total loans, at December 31, 2002.

            Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific's consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific's consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2003, home equity loans totaled $9.4 million, or 7.5% of the total loan portfolio, compared to $8.9 million, or 8.3% of the total loan portfolio at December 31, 2002. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 15 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates.

            At December 31, 2003, consumer boat loans amounted to $4.3 million, or 3.5%, of the total loan portfolio compared to $5.2 million, or 4.9% of the total loan portfolio at December 31, 2002. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

            At December 31, 2003, automobile loans amounted to $642,000, or 0.5%, of the total loan portfolio compared to $831,000, or 0.8% of the total loan portfolio at December 31, 2002. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $599,000, or 0.5%, of total loans at December 31, 2003, compared to $789,000, or 0.7% of total loans at December 31, 2002.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in Alaska Pacific's portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.
		After	After	After			After 1 Year
(in thousands) December 31, 2003	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One- to four-family	$ 372	$ 325	$ 531	$ 1,957	$43,034	$46,219	$42,155	$ 3,692
Multifamily	-	44	205	383	476	1,108	67	1,041
Commercial nonresidential	4,176	177	3,012	6,391	20,466	34,222	5,333	24,713
Land	1,281	681	203	851	409	3,425	715	1,429
Construction:
One- to four-family	1,892	438	-	-	-	2,330	-	438
Commercial business	4,050	1,947	4,318	6,293	6,442	23,050	340	18,660
Consumer:
Home equity	238	252	528	3,298	5,045	9,361	6,512	2,611
Boat	35	121	330	1,687	2,153	4,326	3,075	1,216
Automobile	51	291	143	157	-	642	591	-
Other	108	112	39	153	187	599	197	294
Total	$12,203	$4,388	$9,309	$21,170	$78,212	$125,282	$58,985	$54,094

            Loan Solicitation and Processing. Alaska Pacific obtains its loan applicants from walk-in traffic, which is generated through media advertising and referrals from existing customers and through officer business development calls and activities. Local real estate agents refer a portion of Alaska Pacific's mortgage loan applicants, and dealers refer some consumer loans, such as boat loans. Alaska Pacific requires title insurance on all of its mortgage loans. All mortgage loans require fire and extended coverage on appurtenant structures and flood insurance, if applicable.

            Loan approval authority varies based on loan type. The President and Chief Executive Officer and the Senior Vice President and Chief Lending Officer each have authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific's portfolio and up to the agency limit if the loan is to be sold in the secondary market, multifamily and commercial real estate loans up to and including $300,000, commercial business loans up to and including $300,000 ($100,000 if unsecured), and consumer loans up to and including $200,000 ($50,000 if unsecured). Alaska Pacific's Senior Loan Committee, consisting of the Senior Vice President and Chief Loan Officer and two senior lending officers, must approve loans in excess of these amounts up to and including $750,000. The Directors' Loan Committee must approve all loans in excess of the Senior Loan Committee's approval authority up to 75% of Alaska Pacific's legal lending limit. The Board of Directors must approve all loans in excess of the Directors' Loan Committee's approval authority.

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

            In 2000, Alaska Pacific implemented an automated underwriting system for consumer loans, enabling expedited approval of consumer loans at any branch location. This system also enables processing of online loan applications from customers.

            Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific's unimpaired capital and surplus. At December 31, 2003, the loans-to-one-borrower limitation for Alaska Pacific was $2.3 million and Alaska Pacific had no loans in excess of this limitation.

            Loan Originations, Sales and Purchases. Historically, Alaska Pacific's primary lending activity has been the origination of one- to four-family residential mortgage loans and consumer loans. In recent years, Alaska Pacific has significantly increased its emphasis on the origination of commercial loans.

            Alaska Pacific generally sells all loans without recourse. Alaska Pacific generally sells conventional fixed-rate one- to four-family residential mortgage loans to the Freddie Mac or AHFC, servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2003, Alaska Pacific's servicing portfolio was $83.8 million. For the year ended December 31, 2003, loan servicing fees totaled $269,000 before amortization of servicing rights.

            The value of the loans that are serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates such as has been experienced in recent years, mortgage loans prepay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the servicing rights generally increases as a result of slower rates of prepayment. Alaska Pacific may be required to recognize a decrease in value by taking a charge against earnings, which would cause its profits to decrease.

            In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2003, these escrow balances totaled $686,000. Sales of mortgage loans amounted to $29.8 million in 2003, compared with $25.2 million in 2002.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2003	2002
Loans originated:
Real estate:
Permanent:
One- to four-family	$48,676	$39,513
Multifamily	259	543
Commercial nonresidential	25,475	15,107
Land	288	233
Construction:
One- to four-family	5,170	5,376
Multifamily	-	-
Commercial nonresidential	1,049	53
Commercial business	26,801	2,538
Consumer:
Home equity	4,498	2,923
Boat	1,041	2,872
Automobile	336	455
Other	3,194	432
Total loans originated	116,787	70,045
Loans purchased	3,250	1,074
Loans sold	(29,767)	(25,172)
Principal repayments	(73,090)	(46,124)
Foreclosed loans	(824)	(146)
Net increase (decrease) in loans and loans held for sale	$ 16,356	$ (323)

            Both loan originations and principal repayments have been significantly impacted by refinance activity and resultant prepayments in the low interest rate environment. A portion of Alaska Pacific's originations in 2003 and 2002 represent refinancing of loans originally made by Alaska Pacific and other lenders.

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2003, Alaska Pacific had $12.9 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. See Note 13 of Notes to the Consolidated Financial Statements included in the Annual Report.

            Loan Origination and Other Fees. Alaska Pacific, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $552,000 of net deferred loan fees at December 31, 2003.

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

(dollars in thousands) December 31,	2003	2002
Loans accounted for on a nonaccrual basis:
Commercial nonresidential real estate	$ -	$ 904
Land	-	508
Commercial business	299	332
Consumer	14	33
Total	313	1,777
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	313	1,777

Repossessed assets	303	189
Total nonperforming assets	$616	$1,966

Nonaccrual and 90 days or more past due loans as a percentage of loans, net	0.25%	1.67%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.19%	1.15%

Nonperforming assets as a percentage of total assets	0.37%	1.27%

            Gross interest income that would have been recorded for the year ended December 31, 2003 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year was approximately $78,000, and the amount of interest income on these loans that was included in net income for the year was approximately $9,000.

            Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2003, repossessed assets consisted of two assets with outstanding balances totaling $303,000, the largest of which was a commercial property with a balance of $289,000.

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

            At December 31, 2003 and 2002, the aggregate amounts of Alaska Pacific's classified and special mention assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2003	2002
Loss	$ -	$ -
Doubtful	136	329
Substandard assets	545	1,638
Special mention	664	1,172

            At December 31, 2003, assets classified as substandard, doubtful or loss totaled $681,000 compared to $2.0 million at December 31, 2002. Substandard and doubtful assets in 2003 consisted of two commercial business loans totaling $317,000, two repossessed assets totaling $303,000, and two consumer loans totaling $61,000. Management has estimated potential impairment of $331,000 in its assessment of the adequacy of the allowance for loan losses at December 31, 2003. The largest component of the 2002 classified assets was $1.1 million in commercial real estate loans.

            Special mention loans decreased to $664,000 at December 31, 2003 from $1.2 million at December 31, 2002. The total at December 31, 2003 consists primarily of two commercial business loans totaling $188,000, two residential mortgages totaling $177,000, a commercial real estate loan with an unguaranteed portion of $93,000, and three consumer loans totaling $206,000. Alaska Pacific believes these loans are adequately secured, but are being monitored carefully due to slow payment histories.

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

  Current economic conditions. Alaska Pacific takes into consideration economic conditions in its market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of Alaska Pacific's market area of Southeast Alaska requires that each community's economic activity be reviewed.

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

  Multifamily Residential - While there have been minimal losses taken in this segment of the portfolio, the rental market is very susceptible to the effects of an economic downturn. While Alaska Pacific monitors loan-to-value ratios, the conditions that would create a default and foreclosure would carry through to a new owner, which may require that Alaska Pacific discount the property or hold it until conditions improve.

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

            Management believes that the allowance for loan losses at December 31, 2003 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) December 31,	2003	2002
Allowance at beginning of period	$1,152	$ 939
Provision for loan losses	195	370
Charge-offs:
One- to- four family residential	(2)	(4)
Commercial business	(138)	(139)
Consumer:
Home equity	-	(21)
Boat	(62)	-
Automobile	(5)	-
Other	-	-
Total charge-offs	(207)	(164)
Recoveries:
Commercial business	7	7
Consumer:
Boat	10	-
Automobile	2	-
Total recoveries	19	7
Net charge-offs	(188)	(157)
Balance at end of period	$1,159	$1,152

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.93%	1.07%

Net charge-offs as a percentage of average loans outstanding during the period	0.17	0.14

Allowance for loan losses as a percentage of nonperforming loans at end of period	370.29	64.83

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.
December 31,	2003			2002
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One- to four-family	$ 42	0.09%	36.89%	$ 45	0.11%	38.60%
Multifamily	3	0.27	0.88	6	0.27	2.06
Commercial nonresidential	114	0.33	27.32	151	0.58	24.31
Land	5	0.15	2.73	7	0.14	4.77
Construction:
One- to four-family	1	0.04	1.86	2	0.05	3.40
Commercial nonresidential	-	-	-	-	-	0.05
Commercial	891	3.87	18.40	800	6.17	12.10
Consumer:
Home equity	53	0.57	7.47	58	0.65	8.31
Boat	44	1.02	3.45	59	1.12	4.89
Automobile	5	0.78	0.51	13	1.56	0.77
Other	1	0.17	0.48	11	1.39	0.74
Total allowance for loan losses	$1,159	0.93%	100.00%	$1,152	1.07%	100.00%

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

            Alaska Pacific's Asset Liability Management Committee determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Alaska Pacific's policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by Freddie Mac, Federal National Mortgage Association ("Fannie Mae") and Government National Mortgage Association ("Ginnie Mae"). Alaska Pacific's policies provide that investment purchases be ratified at monthly Board of Directors meetings. Certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Alaska Pacific's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments) affect the making of investments. The effect that the proposed investment would have on Alaska Pacific's credit and interest rate risk, and risk-based capital is also considered. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in Alaska Pacific's loan origination and other activities.

            The following table sets forth the composition of Alaska Pacific's investment and mortgage-backed securities portfolios at the dates indicated.
December 31,	2003			2002
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$7,918	$8,089	70.1%	$1,287	$1,330	15.9%
Freddie Mac	1,064	1,130	9.4	1,431	1,517	17.7
Ginnie Mae	2,152	1,958	19.1	5,069	4,733	62.8
U.S. agencies and corporations:
Small Business Administration pools	158	155	1.4	289	285	3.6
Total investment securities available for sale	$11,292	$11,332	100.0%	$8,076	$7,865	100.0%

            While management has no specific plans to sell any security, the entire portfolio has been designated as "available-for-sale" at December 31, 2003 and 2002, to allow flexibility in managing the portfolio.

            At December 31, 2003, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $158,000 and the portfolio of mortgage-backed securities had an estimated fair value of $11.1 million.

            At December 31, 2003, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $11.2 million. The mortgage-backed securities portfolio had coupon rates ranging from 3.2% to 9.0% and had a weighted average yield of 4.4% at December 31, 2003.

            Mortgage-backed securities, which also are known as mortgage participation certificates or pass-through certificates, typically represent interests in pools of single-family or multifamily mortgages in which payments of both principal and interest on the securities are generally made monthly. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries, generally U.S. Government agencies and government sponsored enterprises, that pool and resell the participation interests in the form of securities, to investors such as Alaska Pacific. These U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Freddie Mac, Fannie Mae and the Ginnie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie these securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of Alaska Pacific. These types of securities also permit Alaska Pacific to optimize its regulatory capital because they have low risk weighting.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific's investment and mortgage-backed securities at December 31, 2003.
	Final Maturity or Repricing within:
	One Year or Less		Over Ten Years		Total
(dollars in thousands) December 31, 2002	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities:
Freddie Mac	$4,179	3.5%	$3,910	4.8%	$8,089	4.1%
Fannie Mae	1,131	1.6	-	-	1,131	1.6
Ginnie Mae	151	3.1	1,808	7.7	1,959	7.3
U.S. agencies and corporations:
Small Business Administration pools	155	3.6	-	-	155	3.6
Total investment securities available for sale	$5,616	3.1%	$5,718	5.7%	$11,334	4.4%

            Alaska Pacific's investment policy permits investment in "off balance sheet" derivative instruments such as "forwards," "futures," "options" and "swaps" used as hedges; however, Alaska Pacific has not utilized such instruments.

            At December 31, 2003, Alaska Pacific's investment in the common stock of the FHLB of Seattle (carrying and market values of $1.7 million) had an aggregate book value in excess of 10% of Alaska Pacific's total equity.

            Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders' equity at December 31, 2003.

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

            Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific's deposit mix and pricing is generally reviewed weekly. Alaska Pacific does not have significant brokered deposits. Deposits from municipalities and other public entities were approximately $11 million at December 31, 2003.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific's time deposits and other interest-bearing deposits at December 31, 2003.
Weighted Average Interest Rate	Term	Category	Amount (in thousands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$20,043	$ 100	14.46%
0.25	N/A	Interest-bearing demand	32,220	100	23.24
0.81	N/A	Money market deposit accounts	24,973	3,500	18.02
0.55	N/A	Savings accounts	24,225	100	17.48

		Certificates of Deposit
0.30	Seven days	Fixed-rate	1,290	500	0.93
0.40	One month	Fixed-rate	125	500	0.09
0.50	Two months	Fixed-rate	93	500	0.07
0.70	Three months	Fixed-rate	1,544	500	1.11
0.99	Six months	Fixed-rate	5,217	500	3.76
1.39	Nine months	Fixed-rate	224	500	0.16
1.42	One year	Fixed-rate	8,995	500	6.49
1.93	18 months	Fixed-rate	773	500	0.56
2.68	Two years	Fixed-rate	2,967	500	2.14
3.21	Three years	Fixed-rate	2,887	500	2.08
4.62	Four years	Fixed-rate	355	500	0.26
4.53	Five years	Fixed-rate	4,826	500	3.48
1.60	Gold minor one year	Fixed-rate	2,377	500	1.72
7.73	Deferred Comp one year	Fixed-rate	1,024	500	0.74
0.85	One year	Variable-rate	1,943	500	1.40
1.35	2-1/2 years	Variable-rate	2,511	500	1.81
		TOTAL	$138,612		100.00%

            The following table indicates the amount of Alaska Pacific's jumbo certificates of deposit by time remaining until maturity as of December 31, 2003. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit (in thousands)
Three months or less	$4,394
Over three through six months	1,025
Over six through twelve months	1,721
Over twelve months	1,693
Total	$8,833

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of savings accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2003			2002
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$20,043	14.46%	$1,949	$18,094	13.64%
Interest-bearing demand accounts	32,220	23.24	1,176	31,044	23.40
Money market deposit accounts	24,973	18.02	2,974	21,999	16.58
Savings accounts	24,225	17.48	1,435	22,790	17.18
Variable-rate certificates which mature :
Within 1 year	2,758	1.99	(873)	3,631	2.74
After 1 year, but within 2 years	789	0.57	(74)	863	0.65
After 2 years, but within 5 years	945	0.68	467	478	0.36
Fixed rate certificates which mature:
Within 1 year	22,348	16.12	(5,726)	28,074	21.16
After 1 year, but within 2 years	2,707	1.95	751	1,956	1.47
After 2 years, but within 5 years	7,604	5.49	3,852	3,752	2.83
Total	$138,612	100.00%	$5,931	$132,681	100.00%

Time Deposits by Rates

            The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.

(In thousands) December 31,	2003	2002
0.00 - 0.99%	$ 9,205	$ 2,400
1.00 - 1.99%	15,903	12,751
2.00 - 2.99%	2,044	16,061
3.00 - 3.99%	5,928	1,422
4.00 - 4.99%	1,154	1,477
5.00 - 5.99%	898	1,910
6.00 - 6.99%	1,032	1,713
7.00% and over	987	1,020
Total	$37,151	$38,754

Time Deposits by Maturities

            The following table sets forth the amount and maturities of time deposits at December 31, 2003.

	Amount Due
(dollars in thousands)	Less Than 1 Year	Over 1 And Less Than 2 Years	Over 2 And Less Than 3 Years	Over 3 And Less Than 4 Years	Over 4 Years	Total
0.00 - 0.99%	$ 9,167	$ -	$ -	$ 38	$ -	$ 9,205
1.00 - 1.99%	13,512	1,139	1,252	-	-	15,903
2.00 - 2.99%	884	1,003	55	102	-	2,044
3.00 - 3.99%	736	230	2,336	222	2,404	5,928
4.00 - 4.99%	367	164	329	294	-	1,154
5.00 - 5.99%	336	93	469	-	-	898
6.00 - 6.99%	85	876	71	-	-	1,032
7.00% and over	-	-	964	23	-	987
Total	$25,087	$3,505	$5,476	$679	$2,404	$37,151

Deposit Activities and Other Sources of Funds

            The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2003	2002
Beginning balance	$132,681	$126,309

Net deposits before interest credited	4,466	4,257
Interest credited	1,465	2,115
Net increase in deposits	5,931	6,372

Ending balance	$138,612	$132,681

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific's lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, Alaska Pacific had a borrowing capacity of approximately $40.7 million with the FHLB of Seattle, of which $31.5 million was unused compared with $38.6 million and $33.6 million, respectively, at December 31, 2002.

            The following table sets forth certain information regarding Alaska Pacific's advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2003	2002
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$10,000	$13,000
Average outstanding during the year	9,457	5,485
Balance outstanding at end of year	9,219	5,000

Approximate weighted average rate paid:
Average during the year	4.82%	6.16%
At end of year	4.82	6.13

REGULATION

General

            The Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of The Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

            The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Bank and its operations.

Federal Regulation of Savings Institutions

            Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

            In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

            All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the year ended December 31, 2003 was $48,000.

            Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

            As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2003, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 5.5% and were 4.9% for the fiscal year ended December 31, 2003.

            Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

            Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

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

            The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

            Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.70 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

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

            Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

            At December 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

            Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

            Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2003, the Bank met the test and its QTL percentage was 73.9%.

            Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " - Savings and Loan Holding Company Regulations."

            Capital Requirements. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2003, the Bank had tangible capital of $14.5 million, or 8.92% of adjusted total assets, which is approximately $12.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2003, the Bank had core capital equal to $14.5 million, or 8.92% of adjusted total assets, which is $8.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

            The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 Risk-Based"). At December 31, 2003, the Bank had Tier 1 risk-based capital of $14.5 million, or 12.92% of risk-weighted assets, which is approximately $10.0 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

            In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

            On December 31, 2003, the Bank had total risk-based capital of approximately $15.7 million, including $14.5 million in core capital and $1.2 million in qualifying supplementary capital, and risk-weighted assets of $112.3 million, or total capital of 13.95% of risk-weighted assets. This amount was $6.7 million above the 8% requirement in effect on that date.

            The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

            Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

            The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

            Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

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

            Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank's limit on loans to one borrower was $2.3 million. At December 31, 2003, the Bank's largest single loan to one borrower was $2.2 million, which was performing according to its original terms.

            Activities of Associations and Their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

            The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

            Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

            On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

            Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

            Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

            To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Savings and Loan Holding Company Regulations

            The Corporation is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

            Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

            Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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
            d.   provided an enhanced framework for protecting the privacy of consumer information; and
            e.   addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

            The USA Patriot Act. In response to the terrorist events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

  All financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

  Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

            Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

            Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by the President of the United States on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

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

Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Institutions - Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

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

Audits

            The Corporation's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activities

            As of December 31, 2003, Alaska Pacific did not own any active subsidiaries.

Personnel

            As of December 31, 2003, the Bank had 67 full-time and nine part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

            Alaska Pacific's market share is approximately 13% of deposits in Southeast Alaska, but the total market in this calculation includes credit unions only for those based in Southeast Alaska. If one were to include state-wide credit unions as well as "non-bank" competitors such as brokerage firms and money market mutual funds, Alaska Pacific's share would be somewhat less. Alaska Pacific's largest competitor is Wells Fargo, with a market share of approximately 45%. Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 2. Description of Property

            The following table sets forth certain information regarding Alaska Pacific's offices at December 31, 2003.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$54,205
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	32,236
Juneau, Alaska 99801

410 Mission Street	1974	2,300	13,009
Ketchikan, Alaska 99901

2442 Tongass Avenue (2)	1997	1,550	4,066
Ketchikan, Alaska 99901

315 Lincoln Street (3)	1978	2,032	14,993
Sitka, Alaska 99835

310 Hill Street
Hoonah, Alaska 99829 (4)	2000	900	3,399

615 Mallott Avenue
Yakutat, Alaska 99689 (4)	2000	900	10,773

_____________

(1)  Lease expires in January 2009, with one 10-year option to renew.
(2)  Lease expires in November 2005, with three three-year options to renew.
(3)  Lease expires in November 2013, with option to renew for two five-year options to renew.
(4)  Lease expired in December 2003, and continues month-to-month.

            Alaska Pacific maintains nine automated teller machines including five in the Juneau area, two in the Sitka area, and one each at the Ketchikan and Hoonah branch offices. At December 31, 2003, the net book value of Alaska Pacific's properties and its fixtures, furniture and equipment was $2.1 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

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

Item 7. Financial Statements

            Independent Auditors Report on Consolidated Financial Statements for the year ended December 31, 2003*
            Independent Auditors Report on Consolidated Financial Statements for the year ended December 31, 2002**

            (a)  Consolidated Statements of Financial Condition as of December 31, 2003 and 2002*
            (b)  Consolidated Statements of Income for the Years Ended December 31, 2003 and 2002*
            (c)  Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2003 and 2002*
            (d)  Consolidated Statements of Cash Flows For the Years Ended December 31, 2003 and 2002*
            (e)  Notes to Consolidated Financial Statements*

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

            ** Filed as Exhibit 99 hereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disagreement with the Corporation's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years. Information concerning a change in accountants in included in the Corporation's Form 8-K filed with the Securities and Exchange Commission on March 27, 2003.

Item 8A. Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Bank's Chief Executive Officer, Chief Financial Officer and several other members of the Bank's senior management within the 90-day period preceding the filing date of this annual report. The Bank's Chief Executive Officer and Chief Financial Officer concluded that the Bank's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the year ended December 31, 2003, the Bank did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

            The following table sets forth certain information with respect to the executive officers of the Corporation and the Bank.

            Executive Officers. The executive officers of the Corporation and the Bank are as follows:

	Age at December 31,	Position
Name	2003	Corporation	Bank
Craig E. Dahl	54	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Lisa Corrigan	44	Executive Vice President and	Executive Vice President and
		Chief Operating Officer	Chief Operating Officer

Roger K. White	53	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	56	--	Senior Vice President and
			Chief Lending Officer

            The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

            Craig E. Dahl joined the Bank in 1992 and is the former President of the B.M. Behrends Banks in Juneau, Alaska.

            Lisa Corrigan joined the Bank in 1992 and has been Chief Operating Officer since 1996 and Executive Vice President since July 2001.

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

Code of Ethics

            The Board of Directors adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code of Ethics requires the Corporation's officers, directors, and employees to maintain the highest standards of professional conduct. The Corporation has elected to provide a copy of its Code of Ethics without charge to anyone who requests it.

Item 10. Executive Compensation

            The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Bank's equity compensation plans as of December 31, 2003.
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	62,542	$10.17	-
Restricted stock plan	10,388	N/A	-

Equity compensation plans not approved by security holders	-		-
Total	72,930		-

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
3.2      Bylaws of Alaska Pacific Bancshares, Inc. (2)
10.1    Employment Agreement with Craig E. Dahl (3)
10.2    Severance Agreement with Roger K. White (3)
10.3    Severance Agreement with Lisa Corrigan Bell (3)

10.4    Severance Agreement with Thomas C. Sullivan (3)

10.5    Severance Agreement with Cheryl A. Crawford (3)
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
10.11   Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
10.12   Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)
10.13   Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)
10.14   Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)
13        Annual Report to Stockholders
21        Subsidiaries of the Registrant
23.1     Independent Auditors' Consent
23.2     Independent Auditors' Consent
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99        Report of KPMG LLP on the Consolidated Financial Statements for the year ended December 31, 2002.

________________

1.   Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
2.   Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the       registrant's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.
3.   Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
4.   Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.
5.   Incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.
6.   Incorporated by reference to the registrant's annual meeting proxy statement dated April 10, 2003.

           (b)    Report on Form 8-K

           The Company filed a Current Report on Form 8-K, dated October 24, 2003, to furnish a press release announcing its third quarter 2003 financial results.

Item 14. Principal Accountant Fees and Services

            The information set forth under the section captioned "Proposal II -- Approval of Appointment of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 29, 2004, on its behalf by the undersigned, thereunto duly authorized.

ALASKA PACIFIC BANCSHARES, INC.

/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2004 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

Exhibit 13

Annual Report to Stockholders

Alaska Pacific Bancshares, Inc.

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
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Corporate Information

Message to Shareholders

It is my pleasure to present the 2003 annual report to shareholders of Alaska Pacific Bancshares, Inc. When we hold our annual meeting in May of this year, we will be just a few weeks away from the fifth anniversary of the formation of Bancshares and the related name change to Alaska Pacific Bank. The bank, which has been serving the market since 1935, continues to be the only operating subsidiary of Alaska Pacific Bancshares, so all remarks are focused on the operations of the bank and its related markets.

The year 2003 was one of growth and change for Alaska Pacific Bank. While the net economic growth of the region was essentially zero, the bank was able to achieve or exceed all of its growth plans for the year. Total assets grew by over $10 million, net loans increased by $18 million and deposits grew by $5.9 million. However, in spite of meeting or exceeding our plan for growth, our earnings were disappointing compared to the previous year. You will immediately note that our recurring income before income tax dropped by 22.1% from $1,185,000 down to $923,000. The decline can be attributed to the reduction in net interest margin, and the increase in noninterest expense related to staff and marketing costs associated with growing the loan portfolio of the bank. Our attention is on the net interest margin, which is feeling the effects of interest rates remaining at record low levels much longer than anticipated. Overall yields have dropped as existing loans reprice in the normal course of doing business, while deposit yields have remained constant at rates that simply can't go any lower. The Management Discussion beginning on page 7 describes in detail the various components giving rise to these changes and I encourage you to read it.

You will also note the introduction of income tax. You may recall that last year we reported a tax benefit of $592,000, which reflected a one-time adjustment to book the value associated with tax credits created from net operating losses in prior years. These losses occurred during the 1980's as a result of the oil-driven recession. This non-recurring component of net income for last year signaled the fact that the bank's performance was strong enough to utilize the remaining tax benefit. We also indicated that income would be treated as "fully taxable" for financial reporting purposes beginning in the first quarter of 2003.

The bank's lending team generated a record volume of loans with total production of nearly $117 million compared to $70 million in 2002. Half of the production was mortgage originations as homeowners continued to refinance, with the other half in commercial real estate, business and consumer loans. Commercial loans accounted for $10 million of the $18 million increase in total loans, which is important for two reasons. First, the commercial loan interest rates are tied to prime and will be able to reprice when rates begin to increase; and second, commercial loans are typically associated other business relationships in the form of commercial deposit accounts, cash management and credit card services.

On the liability side of the balance sheet, we saw deposits grow with a respectable increase of 4.5% to $138.6 million by year-end. More important than the percentage increase was the shift to more noninterest-bearing business deposits and the reduction of interest-bearing time certificates which decreased overall interest expense while increasing noninterest income through service charges.

On the operating side, the bank relocated two retail offices and opened a new mortgage office. In January the Ketchikan Office opened in new quarters after the bank sold the large office building housing the original branch and leased back new, more efficient space. In Sitka, the office moved from its former location into the new corporate headquarters building of Shee Atika, Inc. This new office, which includes a long-awaited drive-up, is a great improvement for both staff and customers.

In September, the bank moved its central mortgage operation into remodeled space adjacent to the headquarters office in Juneau. The department began operating under the name of "Alaska Pacific Mortgage," providing top-level service to both customers and realtors alike. Alaska Pacific Mortgage also moved forward with the launch of "Mortgagebot," which is an Internet-based mortgage loan application system designed for use by customers in the bank, realtors serving customers in their office, or individuals applying for a loan from their home. The product has been operating with a "quiet launch" for testing purposes, but will be unveiled in the spring with the launch of the bank's redesigned website at www.alaskapacificbank.com.

The newly remodeled space in Juneau also provided a new home for the accounting department. Moving both departments was part of the overall plan to take pressure off the Nugget Mall Office headquarters building and minimize the scope of a remodel planned for late in 2004. The building, designed and built more than twenty years ago, needs to provide both customers and employees with workspace that fits the current business model, which has changed significantly over time.

The critical events of the past three years with Worldcom, Arthur Anderson and other companies have brought about significant changes in financial reporting for public companies. The landmark legislation of "Sarbanes-Oxley" as well as other related decisions by the Securities and Exchange Commission, have added to the complexity of our reporting requirements. We understand and respect the need for these changes, and in turn I urge you to take the time to read this report in its entirety. The "Management's Discussion and Analysis of Financial Condition and Results of Operations," in addition to the financial statements and footnotes, provides a thorough discussion of each financial component and is intended to make help you, the shareholder, understand our business.

In the final analysis, we are mindful of the earnings of the bank, but are still very pleased with the progress the bank is making relative to its business plan and our position in the market. Our growth has been earned with the reputation of a very professional and dedicated team of officers and employees who are committed to serving this very unique market. They perform their jobs with integrity and pride in what has been and what will be accomplished.

So, on behalf of the board of directors, officers and employees, I thank you for your confidence in our company. We remain clear on our responsibilities to you, the shareholder.

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

Common Stock Information

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." As of December 31, 2003, there were approximately 500 stockholders of record and 626,132 shares outstanding (including 23,252 unearned Employee Stock Ownership Plan ("ESOP") shares and 8,300 unvested shares issued as restricted stock awards). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the Bank's mutual-to-stock conversion.

The following table sets forth market price information of the Company's stock for 2002 and 2003.
	Market Price
Years Ended December 31,	High	Low	Dividends
2002:
First Quarter	$13.20	$10.60	$0.05
Second Quarter	16.10	12.50	0.06
Third Quarter	15.25	14.40	0.06
Fourth Quarter	17.14	14.50	0.06
2003:
First Quarter	19.75	16.50	0.06
Second Quarter	20.00	18.10	0.07
Third Quarter	21.00	18.80	0.07
Fourth Quarter	20.65	19.65	0.07

Selected Consolidated Financial Information

This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report. Per-share information is not presented for the year ended December 31, 1999, as it began prior to the Company's initial public offering on July 1, 1999.
Financial Condition Data:
(in thousands) December 31,	2003	2002	2001	2000	1999
Total assets	$164,559	$154,339	$154,572	$135,465	$121,542
Loans, net	124,123	106,122	110,253	104,836	85,796
Loans held for sale	2,938	4,590	995	735	1,359
Investment securities available for sale	11,292	8,076	12,351	16,257	19,849
Cash, due from banks, and interest-earning deposits in banks	19,126	28,229	23,886	6,847	7,785
Deposits	138,612	132,681	126,309	107,989	102,547
Federal Home Loan Bank advances	9,219	5,000	13,000	13,400	5,000
Shareholders' equity	15,257	14,967	12,991	12,383	12,477

Operating Data:
(in thousands) Year ended December 31,	2003	2002	2001	2000	1999
Interest income Interest expense	$8,628	$9,315	$10,582	$9,843	$8,477
	1,921	2,453	4,441	4,398	3,669
Net interest income	6,707	6,862	6,141	5,445	4,808
Provision for loan losses	195	370	210	395	15
Net interest income after provision for loan losses	6,512	6,492	5,931	5,050	4,793
Noninterest income Noninterest expense	1,388	1,272	1,212	813	713
	7,062	6,579	6,683	5,744	5,235
Income before income tax	838	1,185	460	119	271
Provision for income tax (benefit)	335	(592)	-	-	-
Net income	$ 503	$1,777	$ 460	$ 119	$ 271

Net income per share:
Basic	$0.86	$3.10	$0.82	$0.20	-
Diluted	0.81	2.98	0.80	0.20	-

Other Data:
December 31,	2003	2002	2001	2000	1999
Number of:
Real estate loans outstanding	842	854	924	896	824
Deposit accounts	12,842	13,369	13,735	13,434	12,436
Full service offices	7	7	7	9	7

Key Financial Ratios:
At and for Year ended December 31,	2003	2002	2001	2000	1999
Performance ratios:
Return on average assets	0.32%	1.21%	0.32%	0.09%	0.23%
Return on average equity	3.34	12.93	3.63	0.96	2.68
Interest rate spread (1)	4.25	4.66	4.04	4.18	4.11
Net interest margin:
On average earning assets	4.50	4.97	4.51	4.63	4.44
On average total assets	4.20	4.66	4.23	4.32	4.09
Average interest-earning assets to average interest-bearing liabilities	120.05	117.50	114.49	112.08	109.83
Noninterest expense as a percent of average total assets	4.42	4.47	4.60	4.55	4.45
Efficiency ratio (2)	91.11	84.29	95.73	93.50	95.70

Asset Quality Ratios:
Nonaccrual loans as a percent of net loans	0.25	1.67	1.23	0.79	0.08
Nonperforming assets as a percent of total assets	0.37	1.27	0.99	0.69	0.18
Allowance for losses as a percent of total loans	0.93	1.07	0.84	0.75	0.66
Allowance for losses as a percent of nonperforming loans	370.29	64.83	69.09	94.60	814.29
Net chargeoffs to average loans	0.17	0.14	0.05	0.18	0.14

Equity Ratios:
Total equity to assets	9.27	9.70	8.40	9.14	10.27
Average equity to average assets	9.42	9.34	8.73	9.81	8.59

(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities
(2) Noninterest expense as a percent of the sum of net interest income and noninterest income, excluding gains on sale of loans and investments.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to "2003" or "2002" indicate the year ended December 31, 2003 or 2002.

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

Financial Condition

Total assets increased 6.7% to $164.6 million at December 31, 2003 from $154.3 million at December 31, 2002, primarily due to growth in loans and investments, partially offset by a decrease in cash and cash equivalents.

Loans increased $18.0 million, or 16.8%, to $125.3 million at December 31, 2003 from $107.3 million at December 31, 2002. Loan demand continued to be strong in 2003, as loans originated and purchased increased 66.9% to $116.8 million from $70.0 million originated in 2002.

Following is a comparison of the composition of the portfolio at both dates:

(dollars in thousands) December 31,	2003		2002
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$46,219	36.89%	$41,419	38.60%
Multifamily	1,108	0.88	2,209	2.06
Commercial nonresidential	34,222	27.32	26,075	24.31
Land	3,425	2.73	5,120	4.77
Construction:
One- to four-family	2,330	1.86	3,643	3.40
Commercial nonresidential	-	-	52	0.05
Commercial business	23,050	18.40	12,975	12.10
Consumer:
Home equity	9,361	7.47	8,912	8.31
Boat	4,326	3.45	5,249	4.89
Automobile	642	0.51	831	0.77
Other	599	0.48	789	0.74
Total loans	125,282	100.00%	107,274	100.00%
Less:
Allowance for loan losses	1,15		1,152
Loans, net	$124,123		$106,122

Commercial business loans increased $10.1 million, or 78%, during 2003. Continuing efforts to bring in small business customers resulted in strong loan demand. Business loan originations in 2003 increased ten-fold to $26.8 million from $2.5 million in 2002, but included many refinanced loans.

New mortgage loan originations of $48.7 million outpaced prepayments, but $29.8 million, or 61.2%, of these mortgages were sold in the secondary market. The result was that one- to four-family mortgage loans increased a net of $4.8 million to $46.2 million at the end of 2003.

Cash and cash equivalents decreased $9.1 million to $19.1 million at December 31, 2003, compared to $28.2 million at December 31, 2002. The decrease was primarily the result of the $21.2 million increase in loans and investments, partly offset by increases in deposits and FHLB advances. Balances in excess of current needs are intended to be used primarily to fund growth in loans and investment securities in 2004.

Available-for-sale securities increased $3.2 million to $11.3 million at December 31, 2003, compared to $8.1 million at December 31, 2002. The increase was the result of a purchase of approximately $10 million of mortgage-backed securities in January 2003, offset by continuing reductions in principal due to rapid prepayments in the underlying loans.

Premises and equipment at December 31, 2003 was $2.1 million, a decrease of $1.0 million from December 31, 2002. The decrease was primarily the result of the sale of the Bank's building in Ketchikan, Alaska for $1.4 million in February 2003. The Bank is leasing back a portion of the building at market rental rates for continued use as a banking office.

Total deposits increased $5.9 million, or 4.4%, to $138.6 million at December 31, 2003 from $132.7 million at December 31, 2002. With the exception of certificates of deposits, balances increased in all deposit categories primarily as a result of marketing efforts aimed at increasing deposits from business customers. Certificates of deposit declined $1.6 million, or 4.1%, primarily due to less aggressive pricing in this type of deposit.

FHLB advances increased to $9.2 million at December 31, 2003 from $5.0 million at December 31, 2002 due to the addition of $5.0 million of three- and five-year fixed-rate amortizing advances in connection with the purchase of fixed-rate mortgage backed securities.

Results of Operations

Net Income. Net income decreased by $1.3 million to $503,000 for 2003, compared with $1.8 million for 2002. Net income for the two years is not directly comparable, primarily due to the income tax provision. While 2003 net income was net of a normal tax provision of $335,000, the provision for 2002 was a net income tax benefit of $592,000, providing a decrease to net income of $927,000. See "Income Tax" elsewhere in this discussion. In addition, 2003 income included a loss of $85,000 related to the sale of the Bank's office building in Ketchikan.

Income before income tax, excluding the loss on sale of building, was $923,000 in 2003, a decrease of $262,000, or 22.1%, from $1,185,000 in 2002. The decrease is due primarily to increased expenses and decreased net interest income, offset by increased noninterest income and a reduced provision for loan losses. For purposes of comparison, pre-tax income may be separated into major components as follows:
(in thousands) Year ended December 31,	2003	2002	Income Increase (Decrease)
Net interest income	$6,707	$6,862	$(155)
Gain on sale of mortgage loans	344	329	15
Other noninterest income	1,044	943	101
Net revenues	8,095	8,134	(39)
Noninterest expense, excluding loss on sale of building	(6,977)	(6,579)	(398)
Subtotal	1,118	1,555	(437)
Provision for loan losses	(195)	(370)	175
Pre-tax income, excluding branch closure costs	923	1,185	(262)
Loss on sale of building	(85)	-	(85)
Income before income tax	$ 838	$1,185	$(347)

Net Interest Income. Net interest income decreased $155,000, or 2.3%, to $6.7 million in 2003 from $6.9 million in 2002. The decline is due to a combination of factors. See the table in "Average Balances, Interest and Average Yields/Cost" elsewhere in this discussion.

While average earning assets grew by $10.8 million, loan prepayments and the sale of a portion of new loan production contributed to a $4.7 million decline in average loans in 2003 compared with 2002. Combined with an increase in funds from growth in deposits, this resulted in a shift in earning assets from loans to relatively lower-yielding cash equivalents and investments. In the declining interest-rate environment, the average yield on loans declined 40 basis points ("bp") to 6.98% in 2003 from 7.38% in 2002 but, because of the shift in asset mix, the overall yield on earning assets declined 96 bp to 5.79% from 6.75%.

Total interest expense decreased $532,000, or 21.7%, to $1.9 million in 2003 from $2.5 million in 2002. The decrease is attributable not only to lower market interest rates, but also to a gradual shift away from relatively high-cost certificates of deposit to relatively low-cost demand and savings deposits. Following is a comparison of the composition of average deposits and borrowings for 2003 and 2002:

(dollars in thousands) Year ended December 31,	2003		2002
Average daily balance of:
Noninterest-bearing demand deposits	$18,130	12.8%	$14,346	10.9%
Interest-bearing demand deposits	30,569	21.5	29,123	22.1
Money market accounts	23,238	16.3	21,630	16.4
Savings accounts	23,048	16.2	21,134	16.0
Certificates of deposit	37,725	26.5	40,126	30.4
FHLB advances	9,457	6.7	5,485	4.2
Total average deposits and borrowings	$142,167	100.0%	$131,844	100.0%

Although average interest rates declined in 2003 compared with 2002 on both sides of the balance sheet, the decline was relatively greater for assets. Thus, the overall average cost on interest-bearing liabilities decreased to 1.55% in 2003 from 2.09% in 2002, a decrease of 54 bp compared with the 96 bp decline in the yield on average earning assets. This disparity is attributable not only to the change in asset mix but also to market competition for both loans and deposits, especially when the Bank is seriously competing for new business. This effect, sometimes called an interest-rate "squeeze," was more pronounced in the fourth quarter of 2003, and is expected to continue into at least a portion of 2004.

Noninterest Income. Total noninterest income increased $116,000, or 9.1%, to $1.4 million in 2003, compared with $1.3 million in 2002.

Gains on sale of mortgage loans increased $15,000, or 4.6%, to $344,000 in 2003 from $329,000 in 2002. Such gains are a part of the Bank's core business, but tend to be more variable than other components of noninterest income due to (1) changes in market interest rates which greatly affect the level of mortgage refinancing activity and (2) management's ongoing decisions on what portion of the mortgage loan production is sold or kept in the loan portfolio. Generally the "keep or sell" decisions are made for purposes of asset and liability management, including managing interest-rate risk. Due to lower mortgage interest rates and increased refinance activity, the volume of gains was relatively high in both 2003 and 2002.

Excluding gains on sale of mortgage loans, noninterest income increased $101,000, or 10.7%, to $1,044,000 in 2003 compared with $943,000 in 2002. The largest contributor to this increase was service charges on deposit accounts, which increased $98,000, or 17.4%. The increase in service charge income is primarily attributable to continued growth in deposits, particularly checking accounts.

Noninterest Expense. Noninterest expense, excluding the $85,000 loss on the sale of the Ketchikan office building, increased $398,000, or 6.0%, to $7.0 million in 2003 from $6.6 million in 2002. In addition to normal cost increases, the increase reflects management's emphasis on investing in sales and support staff and in marketing efforts to enable greater penetration into the small business and consumer markets. As a result, compensation and benefits expense increased 8.9% to $3.7 million in 2003 from $3.4 million in 2002. Marketing and public relations expense increased 24.9% to $226,000 in 2003 from $181,000 in 2002.

Income Tax. For several years prior to 2002, the Company did not recognize any tax on current income because of the existence of tax net operating loss carryforwards ("NOLs"). During this period, net deferred tax assets in the balance sheet (resulting from the NOLs and other temporary differences between accounting income and taxable income) were substantially decreased through a valuation allowance because full realization was dependent upon earning sufficient taxable income prior to the expiration of the NOLs, and the Company's income levels did not support a conclusion that their realization within the expiration periods was likely. Thus, the tax benefit was recognized only to the extent of each year's taxable income, resulting in a net provision for income tax of zero for each of those years.

In 2002, however, the Company recognized the deferred tax benefits not only to the extent of current-year income but also the benefit of the remaining deferred tax assets at December 31, 2002, amounting to $592,000. Management believes that it is more likely than not that future earnings will result in full realization of these tax benefits. Beginning with 2003, net income now reflects a "normal" provision for federal and state income taxes amounting to approximately 40% of taxable income.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased to $195,000 for 2003 compared to $370,000 for 2002. The provisions for both years were considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses was approximately unchanged at $1.2 million at December 31, 2003 and 2002, but decreased as a percentage of loans to 0.93% at the end of 2003 from 1.07% at the end of 2002. The provisions and the resulting allowance are reflective of numerous factors, including the following:

  Loan losses. Net loan chargeoffs were $188,000 (0.15% of total loans) in 2003 compared with $157,000 (0.15% of total loans) in 2002.
  Growth and composition of the portfolio. Total loans increased to $125.3 million at December 31, 2003, compared with $107.3 million at December 31, 2002. This net increase, however, reflects wider changes in composition away from single-family mortgages, which declined to 36.9% of the portfolio from 38.6%, moving to a greater proportion of loans to businesses, especially commercial business loans, which increased to 18.4% of the portfolio at December 31, 2003 from 12.1% at December 31, 2002. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.
  Management analysis of potential problem loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectibility may not be assured. Significantly, such loans decreased to $1.0 million (0.8% of total loans) at December 31, 2003, compared with $2.9 million (2.7% of total loans) at December 31, 2002. Of these, estimated loan impairments of approximately $136,000 and $329,000 were specifically considered in the assessment at December 31, 2003 and 2002, respectively.

                                                                                                                                                       -  11-

  Nonperforming and classified loans. Nonaccrual loans decreased to $313,000 (0.2% of total loans) at December 31, 2003, from $1.78 million (1.7% of total loans) at December 31, 2002. Loans classified as "substandard" or "doubtful" decreased to $378,000 (0.3% of total loans) at December 31, 2003, from $1.8 million (1.7% of total loans) at December 31, 2002.
  Economic conditions. Management considered known economic conditions in each of the geographic areas that the Bank makes loans. For the last several years, Southeast Alaska's economy has been relatively "flat" but stable, and management knows of no current economic conditions that warrant expectations of significant growth or decline in the Bank's markets. However, uncertainties in both the national and local economies have been considered in assessing the allowance.

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
(dollars in thousands) Year ended December 31,		2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$110,125	$7,684	6.98%	$114,864	$8,477	7.38%
Investment securities (1)	16,383	712	4.35	12,021	667	5.55
Interest-earning deposits in banks	22,398	232	1.04	11,181	171	1.53
Total interest-earning assets	148,906	8,628	5.79	138,066	9,315	6.75
Allowance for loan losses	(1,172)			(1,052)
Cash and due from banks	5,732			5,420
Other assets	6,140			4,832
Total assets	$159,606			$147,266

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$30,569	$143	0.47%	$ 29,123	$ 227	0.78%
Money market	23,238	241	1.04	21,630	359	1.66
Savings	23,048	181	0.79	21,134	309	1.46
Certificates of deposit	37,725	900	2.39	40,126	1,220	3.04
Total interest-bearing deposits	114,580	1,465	1.28	112,013	2,115	1.89
Borrowings	9,457	456	4.82	5,485	338	6.16
Total interest-bearing liabilities	124,037	1,921	1.55	117,498	2,453	2.09
Noninterest-bearing demand deposits	18,130			14,346
Other liabilities	1,247			1,674
Shareholders' equity	15,039			13,748
Total liabilities and shareholders' equity	$159,606			$147,266

Net interest income		$6,707			$6,862

Interest rate spread			4.25%			4.66%

Net interest margin:
On average interest-earning assets			4.50%			4.97%
On average total assets			4.20			4.66

Ratio of average interest-earning assets to average interest-bearing liabilities	120.05%			117.50%

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

(in thousands) Year ended December 31, 2003 compared with 2002	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(462)	$ (350)	$ 19	$(793)
Investment securities	(145)	242	(52)	45
Interest-earning deposits in banks	(55)	172	(56)	61
Total net change in interest income	(662)	64	(89)	(687)

Interest-bearing liabilities:
Interest-bearing demand accounts	(91)	11	(4)	(84)
Money market accounts	(135)	27	(10)	(118)
Savings accounts	(143)	28	(13)	(128)
Certificates of deposit	(263)	(73)	16	(320)
Borrowings	(74)	245	(53)	118
Total net change in interest expense	(706)	238	(64)	(532)

Net change in net interest income	$ 44	$(174)	$(25)	$(155)

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.
	At December 31,	For the Year Ended December 31,
	2003	2003	2002
Weighted average yield on:
Loans	6.14%	6.98%	7.38%
Investment securities	4.40	4.35	5.55
Interest-earning deposits in banks	0.84	1.04	1.53
Total interest-earning assets	5.56	5.79	6.75

Weighted average rate paid on:
Interest-bearing demand accounts	0.25	0.47	0.78
Money market accounts	0.81	1.04	1.66
Savings accounts	0.55	0.79	1.46
Certificates of deposit	2.12	2.39	3.04
Total interest-bearing deposits	1.01	1.28	1.89
Borrowings	4.82	4.82	6.16
Total interest-bearing liabilities	1.28	1.55	2.09

Interest rate spread	4.48	4.25	4.66

Net interest margin on:
Average interest-earning assets	4.48	4.50	4.97
Average total assets	4.15	4.20	4.66

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

In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than "normal" level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank's regulatory capital levels at December 31, 2003, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2003, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.
(dollars in thousands)	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point ("bp") Change in Rates	Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300 bp	$18,764	$(1,925)	(9)%	11.28%	(88) bp
200	19,661	(1,029)	(5)	11.72	(45)
100	20,451	(239)	(1)	12.09	(8)
0	20,690	-	-	12.17	-
(100)	20,127	(563)	(3)	11.83	(34)

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

The above table illustrates, for example, that at December 31, 2003 an instantaneous 200 basis point increase in market interest rates would reduce the Bank's net portfolio value by $1,029,000, or 5%, and an instantaneous 100 basis point decrease in market interest rates would reduce the Bank's net portfolio value by $563,000, or 3%.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points upward or 100 basis points downward.
	December 31, 2003	September 30, 2003	December 31, 2002
Pre-shock net portfolio value ratio	12.17%	12.08%	13.57%
Post-shock net portfolio value ratio	11.72%	11.47%	13.07%
Decline in net portfolio value ratio	45 bp	61 bp	51 bp

The calculated risk exposure measures indicate that the Bank's interest-rate risk at December 31, 2003 has decreased from the previous year end, in that a "shock" increase or decrease in market rates would have a relatively smaller negative effect on net portfolio value. These measures indicate a relatively low level of interest-rate risk at the present time. Among other factors, this is due to a decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

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

The primary investing activity of the Bank has traditionally been the origination of one- to four-family mortgage loans and consumer loans, but in recent years the Bank has increased significantly its originations of other types of real estate loans and commercial business loans. Between December 31, 2003 and 2002, one- to four-family mortgages (excluding those held for sale) increased $4.8 million (11.6%) while loans to commercial borrowers increased $18.2 million (46.7%). Deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2003 and 2002, the Company used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2003, the Bank had loan commitments (excluding loans in process), including unused portions of commercial business lines of credit, of $11.3 million.

At December 31, 2003, the Bank had $40,000 of net unrealized losses on investment securities classified as available for sale, which represented 0.4% of the amortized cost ($11.3 million) of the securities. This represented a decline of $251,000 compared with $211,000 of unrealized gains at December 31, 2002, primarily due to changes in market demand. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and eventually be eliminated.

At December 31, 2003, certificates of deposit amounted to $37.2 million, or 26.8% of the Bank's total deposits, including $25.1 million scheduled to mature by December 31, 2004. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments. In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank's total assets, or approximately $40.7 million at December 31, 2003, of which $31.5 million was unused.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2003, Alaska Pacific was in compliance with all regulatory capital requirements that were effective as of this date with tangible, core, and risk-based capital ratios of 8.92%, 8.92% and 13.95%, respectively. For further information, see Note 2 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Significant recent Statements of Financial Accounting Standards ("SFAS"), Financial Accounting Standards Board Interpretations ("FIN"), and an Emerging Issues Task Force ("EITF") consensus and the impact of their adoption are described below.

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

FIN 46-R, Consolidation of Variable Interest Entities, issued in January 2003, provides guidance on the decision to consolidate certain "variable interest entities" in consolidated financial statements.

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

EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, requires certain quantitative and qualitative disclosures for debt and marketable equity securities, classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus is effective in 2003. The Company has included the required disclosures in the consolidated financial statements.

Management believes that these new accounting standards will not have a significant impact on the Company's financial position, results of operations, or liquidity.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alaska Pacific Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Alaska Pacific Bancshares, Inc. and Subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2002, were audited by other auditors whose report dated February 14, 2003, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Spokane, Washington
February 6, 2004

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands) December 31,	2003	2002
Assets
Cash and due from banks	$ 6,127	$ 6,758
Interest-earning deposits in banks	12,999	21,471
Total cash and cash equivalents	19,126	28,229
Investment securities available for sale, at fair value (amortized cost: 2003 - $11,332; 2002 - $7,865)	11,292	8,076
Federal Home Loan Bank stock	1,732	1,649
Loans held for sale	2,938	4,590
Loans	125,282	107,274
Less allowance for loan losses	1,159	1,152
Loans, net	124,123	106,122
Accrued interest receivable	576	579
Premises and equipment (including building held for sale - $1,366 at December 31, 2002)	2,095	3,088
Repossessed assets	303	189
Other assets	2,374	1,817
Total Assets	$164,559	$154,339

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand			$ 20,043	$ 18,094
Interest-bearing demand			32,220	31,044
Money market			24,973	21,999
Savings			24,225	22,790
Certificates of deposit			37,151	38,754
Total deposits			138,612	132,681
Federal Home Loan Bank advances			9,219	5,000
Advance payments by borrowers for taxes and insurance			686	754
Accounts payable and accrued expenses			292	425
Accrued interest payable			227	282
Other liabilities			266	230
Total liabilities			149,302	139,372
Commitments and contingencies (Notes 12 and 14)
Shareholders' Equity:
	December 31,
Common stock ($0.01 par value):	2003	2002
Authorized shares	20,000,000	20,000,000
Issued	655,415	655,415
Outstanding	626,132	623,132	7	7
Additional paid-in capital			5,857	5,814
Treasury stock	(29,283)	(32,283)	(362)	(400)
Unearned ESOP shares	(23,252)	(28,789)	(233)	(288)
Unvested shares in stock award plan	(8,300)	(13,544)	(80)	(131)
Retained earnings			10,092	9,754
Accumulated other comprehensive income			(24)	211
Total shareholders' equity			15,257	14,967
Total Liabilities and Shareholders' Equity			$164,559	$154,339

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2003	2002
Interest Income
Loans	$7,684	$8,477
Investment securities	712	667
Interest-earning deposits in banks	232	171
Total interest income	8,628	9,315
Interest Expense
Deposits	1,465	2,115
Federal Home Loan Bank advances	456	338
Total interest expense	1,921	2,453
Net Interest Income	6,707	6,862
Provision for loan losses	195	370
Net interest income after provision for loan losses	6,512	6,492
Noninterest Income
Mortgage servicing income	179	189
Service charges on deposit accounts	660	562
Other service charges and fees	205	192
Gain on sale of mortgage loans	344	329
Total noninterest income	1,388	1,272
Noninterest Expense
Compensation and benefits	3,736	3,429
Occupancy and equipment	1,385	1,343
Data processing	353	350
Professional and consulting fees	255	249
Marketing and public relations	226	181
Real estate owned expense, net	41	98
Loss on sale of building	85	-
Other	981	929
Total noninterest expense	7,062	6,579
Income before income tax	838	1,185
Provision for income tax (benefit)	335	(592)
Net Income	$ 503	$1,777

Net income per share:
Basic	$0.86	$3.10
Diluted	0.81	2.98

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Unvested Shares in Stock Award Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share-holders' Equity
Balance, January 1, 2002	$ 7	$ 5,791	$(400)	$ (346)	$(183)	$8,116	$ 6	$ 12,991

Net income						1,777		1,777
Other comprehensive income:
Change in net unrealized gains and losses on securities available for sale (net of income tax of $137)							205	205
Comprehensive income								1,982
ESOP shares earned		23		58				81
Accrued vesting of restricted stock					52			52
Cash dividends ($.23 per share)						(139)		(139)
Balance, December 31, 2002	7	5,814	(400)	(288)	(131)	9,754	211	14,967

Net income						503		503
Other comprehensive income:
Change in net unrealized gains and losses on securities available for sale (net of income tax benefit of $157)							(235)	(235)
Comprehensive income								268
Exercise of stock options		(8)	38					30
ESOP shares earned		51		55				106
Accrued vesting of restricted stock					51			51
Cash dividends ($.27 per share)						(165)		(165)
Balance, December 31, 2003	$ 7	$5,857	$(362)	$(233)	$ (80)	$10,092	$ (24)	$15,257

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2003	2002
Operating Activities
Net income	$ 503	$1,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	195	370
Depreciation and amortization	361	420
Deferred income tax expense (benefit)	335	(592)
Gain on sale of mortgage loans	(344)	(329)
Federal Home Loan Bank stock dividends	(83)	(96)
Amortization of fees, discounts, and premiums, net	(213)	(96)
ESOP expense	106	81
Stock award expense	51	52
Loss on sale of repossessed assets	13	8
Loss on sale of building	85	-
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	3	89
Other assets	(877)	366
Advance payments by borrowers for taxes and insurance	(68)	(151)
Accrued interest payable	(55)	(327)
Accounts payable and accrued expenses	(133)	(1)
Other liabilities	36	(102)
Net cash provided by (used in) operating activities	(85)	1,469
Investing Activities
Purchase of investment securities available for sale	(10,316)	-
Maturities and principal repayments of investment securities available for sale	6,759	4,449
Loan originations, net of principal repayments	(46,257)	(25,025)
Proceeds from sale of mortgage loans	30,111	25,501
Purchase of premises and equipment	(750)	(399)
Proceeds from sale of repossessed assets	123	115
Proceeds from sale of building	1,297	-
Net cash provided by (used in) investing activities	(19,033)	4,641
Financing Activities
Cash dividends paid	(165)	(139)
Net increase (decrease) in Federal Home Loan Bank advances	4,219	(8,000)
Net increase in demand and savings deposits	7,534	9,598
Net decrease in certificates of deposit	(1,603)	(3,226)
Proceeds from exercise of stock options	30	-
Net cash provided by (used in) financing activities	(9,103)	(1,767)
Increase (decrease) in cash and cash equivalents	(9,103)	4,343
Cash and cash equivalents at beginning of year	28,229	23,886
Cash and cash equivalents at end of year	$19,126	$28,229
Supplemental information:
Cash paid for interest	$ 1,976	$ 2,780
Loans repossessed and transferred to repossessed assets	824	146
Sale of repossessed assets financed by bank	574	-
Net change in unrealized loss on securities available for sale	(235)	205
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2003 and 2002

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

Interest is accrued as earned unless management doubts the collectibility of the loan or the unpaid interest. Interest accrual is generally discontinued and loans are transferred to nonaccrual status when they become 90 days past due or earlier if the loan is impaired and collection is considered doubtful. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Income from nonaccrual loans is recorded only when interest payments are received.

Loans or portions of loans are charged off against the allowance for loan losses when considered uncollectible. Prior to charging a loan off, a loss allowance may be recognized on impaired loans for an estimated possible loss.

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

General component: The general allowance component is calculated by loan category as a range of estimated loss by applying various loss factors to pass-graded outstanding loans. The loss factors are based primarily on industry loss statistics, adjusted for the Bank's historical loss experience and other significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

Specific component: The specific allowance component is established in cases where management has identified conditions or circumstances related to a problem-graded loan that management believes indicate a probable loss. A range of estimated loss is established for each such loan.

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

Mortgage Servicing Rights: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans, which at December 31, 2003 and 2002, consisted primarily of one- to four-family residential mortgage loans.

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

Federal Home Loan Bank Stock: The Bank's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2003, the Bank's minimum investment requirement was approximately $517,000. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $135,000 and $112,000 for the years ended December 31, 2003 and 2002, respectively.

Income Tax: The Company accounts for income tax using the asset and liability method. The asset and liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of current enacted tax laws and rates. Net deferred tax assets are evaluated and reduced through a valuation allowance to the extent that it is more likely than not that such assets will not be fully recovered in the future.

Treasury Stock: Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2003 and 2002.

Employee Stock Ownership Plan: Compensation expense under the Company's Employee Stock Ownership Plan ("ESOP") is based upon the number of shares allocated to employees each year times the average share price for the year. Expense is reduced by the amount of dividends paid on unallocated shares. In computing earnings per share, shares outstanding are reduced by shares held by the ESOP that have not yet been allocated to employees.

Stock Option Plan: We have adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, that Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

For purposes of pro forma disclosures, the estimated fair value of options at the time they are granted is amortized to expense over the options' vesting period of five years. The fair value of options granted, primarily in 2000, was estimated using the Black-Scholes option pricing model, assuming a risk-free interest rate of 6.17%, a dividend yield of 2%, a stock price volatility factor of 0.19, and a weighted-average expected life of seven years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock option plan.
Year ended December 31	2003	2002
Net income, as reported	$503,000	$1,777,000
Total stock option employee compensation expense determined under fair value based method, net of tax effect	(23,000)	(22,000)
Pro forma net income	$480,000	$1,755,000

Earnings per share:
Basic - as reported	$0.86	$3.10
Basic - pro forma	0.82	3.07
Diluted - as reported	0.81	2.98
Diluted - pro forma	0.77	2.94

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

Recent Accounting Pronouncements: Significant recent Statements of Financial Accounting Standards, Financial Accounting Standards Board Interpretations ("FIN"), and an Emerging Issues Task Force ("EITF") consensus and the impact of their adoption are described below.

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

FIN 46-$, Consolidation of Variable Interest Entities, issued in January 2003, provides guidance on the decision to consolidate certain "variable interest entities" in consolidated financial statements.

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

EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, requires certain quantitative and qualitative disclosures for debt and marketable equity securities, classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus is effective in 2003. The Company has included the required disclosures in the consolidated financial statements.

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

Note 2 - Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company. It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. At December 31, 2003, the Bank's retained earnings available for dividends to the Company were approximately $2,107,000. However, payment of dividends may be further restricted by the Bank's regulatory agency if such payment would reduce the Bank's capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

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

Quantitative measures have been established by regulation to ensure capital adequacy and require the Bank to maintain minimum capital amounts and ratios (set forth in the following table). The Bank's primary regulatory agency, the Office of Thrift Supervision, requires that the Bank maintain minimum amounts and ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total risk-based capital (as defined) of 8%. The Bank is also subject to PCA capital requirement regulations set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2003 and 2002, the Bank meets all capital adequacy requirements to which it is subject. The Bank was categorized as "well capitalized" in the most recent notification by the Office of Thrift Supervision. There have been no events or conditions since that notification that management believes would change the Bank's capital category.

Following is a summary of the Bank's capital ratios:
				Minimum Capital Required
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized" Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Tangible capital (to total assets)	$14,513	8.92%	$2,440	1.50%	N/A	N/A
Core capital (to total assets)	14,513	8.92	6,508	4.00	$8,134	5.00%
Total risk-based capital (to risk weighted assets)	15,672	13.95	8,988	8.00	11,235	10.00
Tier I risk-based capital (to risk weighted assets)	14,513	12.92	N/A	N/A	6,741	6.00

December 31, 2002:
Tangible capital (to total assets)	$14,230	9.36%	$2,280	1.50%	N/A	N/A
Core capital (to total assets)	14,230	9.36	6,081	4.00	$7,601	5.00%
Total risk-based capital (to risk weighted assets)	15,382	15.68	7,846	8.00	9,808	10.00
Tier I risk-based capital (to risk weighted assets)	14,230	14.51	N/A	N/A	5,885	6.00

Note 3 - Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003:
Mortgage-backed securities:
FNMA	$8,089	$ 1	$ (172)	$7,918
FHLMC	1,130	-	(66)	1,064
GNMA	1,958	209	(15)	2,152
U.S. agencies and corporations:
SBA pools	155	3	-	158
Total	$11,332	$213	$ (253)	$11,292

December 31, 2002:
Mortgage-backed securities:
FNMA	$1,330	$ 2	$ (45)	$1,287
FHLMC	1,517	-	(86)	1,431
GNMA	4,733	358	(22)	5,069
U.S. agencies and corporations:
SBA pools	285	4	-	289
Total	$7,865	$364	$ (153)	$8,076

Impaired securities (those with unrealized losses) at December 31, 2003 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
FNMA	$7,009	$137	$ 865	$ 35	$7,874	$172
FHLMC	-	-	1,064	66	1,064	66
GNMA	-	-	255	15	255	15
Total	$7,009	$137	$2,184	$116	$9,193	$253

All securities with unrealized losses at December 31, 2003 were mortgage-backed securities issued by the U.S. government and agencies; collectibility of principal and interest is considered to be reasonably assured. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

No securities were designated as held to maturity at December 31, 2003 or 2002.

All investment securities at December 31, 2003 have final contractual maturities of more than ten years. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2003, investment securities with amortized cost of $7,899,000 and market value of $7,960,000 were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2003 or 2002. The Bank does not have a securities trading portfolio.

Note 4 - Loans

Loans are summarized as follows:

(in thousands) December 31,	2003	2002
Real estate:
Permanent:
One- to four-family	$46,219	$ 41,419
Multifamily	1,108	2,209
Commercial nonresidential	34,222	26,075
Land	3,425	5,120
Construction:
One- to four-family	2,330	3,643
Commercial nonresidential	-	52
Commercial business	23,050	12,975
Consumer:
Home equity	9,361	8,912
Boat	4,326	5,249
Automobile	642	831
Other	599	789
Loans	$125,282	$107,274

Loans held for sale	$ 2,938	$ 4,590

Loans are net of deferred loan fees and other discounts amounting to $552,000 and $493,000 at December 31, 2003 and 2002, respectively.

Loans include overdrawn balances of deposit accounts of $29,000 and $38,000 at December 31, 2003 and 2002, respectively.

Interest income from tax-exempt loans was $4,000 and $68,000 in 2003 and 2002, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

Impaired loans are summarized as follows:

(in thousands) Year ended December 31,	2003	2002
Impaired loans at end of year	$331	$766
Impaired loans at end of year for which allowances has been determined	331	766
Amount of allowances at end of year	136	329
Average impaired loans	610	456
Interest income recognized on impaired loans	2	12

Nonaccrual loans were $313,000 and $1,777,000 at December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, approximately $18,000 of interest would have been recorded if these loans would have been current according to their original terms and had been outstanding throughout the year; no interest income on these loans was included in income for the year.

Mortgage Loan Servicing: The Bank services residential and other real estate loans for Alaska Housing Finance Corporation ("AHFC"), U.S. Government agencies, and institutional and private investors totaling $83,828,000 and $84,254,000 as of December 31, 2003 and 2002, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $179,000 and $189,000 for 2003 and 2002, respectively.

The amortized cost of mortgage servicing rights, which approximates fair value, is $653,000 and $534,000 at December 31, 2003 and 2002, respectively. The amount of servicing assets recognized during 2003 was $208,000 and amortization was $89,000 for the year. The amount of servicing assets recognized during 2002 was $176,000 and amortization was $60,000 for the year. Management has determined that a valuation allowance for impairment is not required at December 31, 2003 or 2002.

Included in loans serviced for others at December 31, 2003 are 6 loans with current balances totaling $376,000 for which the Bank is subservicer under agreements with AHFC. Of these, five loans totaling $372,000 are owned by the Government National Mortgage Association ("GNMA") and one loan for $4,000 is owned by the Federal National Mortgage Association ("FNMA").

Related Party Loans: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $1,642,000 and $2,749,000 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003 and 2002, new loans of this type were $69,000 and $792,000, respectively, and repayments were $1,176,000 and $1,672,000, respectively.

Note 5 - Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:
(in thousands) Year ended December 31,	2003	2002
Balance at beginning of year	$1,152	$ 939
Provision for loan losses	195	370
Loans charged off	(207)	(164)
Recoveries	19	7
Balance at end of year	$1,159	$1,152

Note 6 - Premises and Equipment

Following is a summary of premises and equipment:
(in thousands) December 31,	2003	2002
Land	$ 424	$ 676
Buildings	1,941	4,154
Leasehold improvements	1,894	1,541
Furniture, fixtures and equipment	2,309	2,116
	6,568	8,487
Less accumulated depreciation	(4,473)	(5,399)
	$2,095	$3,088

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 amounted to $361,000 and $420,000, respectively.

In February 2003, the Bank sold its office building in Ketchikan, Alaska for $1,400,000 in cash. A loss, including transaction and related costs, of $85,000 was recorded in the first quarter of 2003. The Bank has leased back a portion of the premises for continued use as a banking office. Future minimum lease payments amount to approximately $56,000 per year for five years.

Note 7 - Deposits

Deposits in excess of $100,000 are not federally insured. Certificates of deposit exceeding $100,000 at December 31, 2003 and 2002 were $8,133,000 and $11,849,000, respectively, and the uninsured excess over $100,000 amounted to $2,933,000 and $6,149,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2003, are as follows:

(in thousands) Year ending December 31,
2004	$25,087
2005	3,505
2006	5,476
2007	679
2008 and thereafter	2,404
$37,151

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2003	2002
Interest-bearing demand	$ 143	$ 227
Money market	241	359
Savings	181	309
Certificates of deposit	900	1,220
	$1,465	$2,115

The weighted averages interest rates paid on deposits are as follows:

Year ended December 31,	2003	2002
Interest-bearing demand	0.47%	0.78%
Money market	1.04	1.66
Savings	0.79	1.46
Certificates of deposit	2.39	3.04

Deposits from the Company's executive officers, directors, and their related companies were $2,594,000 and $1,764,000 at December 31, 2003 and 2002, respectively.

Note 8 - Federal Home Loan Bank Advances

FHLB advances consist of the following:
(dollars in thousands) December 31,	2003	2002
Five-year amortizing advance, final maturity in 2008, 3.03%	$2,471	$ -
Seven-year amortizing advance, final maturity in 2010, 3.62%	1,748	-
Putable advance, maturing in 2009, putable earlier at discretion of FHLB, 6.13%	5,000	5,000
	$9,219	$5,000

FHLB advances at December 31, 2003 have scheduled maturities as follows:

(in thousands) Year ending December 31,
2004	$886
2005	886
2006	886
2007	886
2008	356
Thereafter	5,319
Total	$9,219

The average balance of FHLB advances outstanding during 2003 and 2002 was $9,457,000 and $5,485,000, respectively. The maximum amount of advances outstanding at any month end during 2003 and 2002 was $10,000,000 and $13,000,000, respectively. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank's total assets, or approximately $40.7 million at December 31, 2003, of which $31.5 million was unused.

Note 9 - Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis up to 17% of their annual salary up to a maximum limit under the law. The Bank matches 75% of the first $2,667 of employee contribution. For the years ended December 31, 2003 and 2002, the Bank contributed $62,000 and $67,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan ("ESOP") established in connection with the conversion to stock ownership. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. All employees who have completed one year's service automatically participate in the plan, and each year's allocation is distributed in proportion to total compensation of employees. Employees are vested in the plan over a seven-year period. Dividends paid on allocated shares are credited to employee's accounts, but dividends on unallocated shares are used to reduce the expense of the plan. At December 31, 2003 and 2002, 29,181 and 23,644 shares, respectively, were allocated to employees. The Company's expense for the plan, including administrative expenses, amounted to $108,000 and $82,000 for the years ended December 31, 2003 and 2002, respectively. Unallocated shares had a market value of $465,000 and $398,000 at December 31, 2003 and 2002, respectively.

Note 10 - Stock-Based Compensation

Stock Option Plan: In 2000, the shareholders approved the 2000 Stock Option Plan, providing for the granting of options to directors and officers on up to 65,542 shares of the Company's stock. Options on 65,542 shares were granted in 2000, with an exercise price equal to the market price of the stock at the date of grant, or $9.75. Options on 3,400 shares were granted in 2003, replacing forfeitures, with an exercise price of $17.50. Options become exercisable in five equal annual installments commencing one year after the date of grant, and unexercised options expire ten years after the date of grant.

In 2003, the shareholders approved the 2003 Stock Option Plan, providing for the granting of options on up to 32,000 shares. No options have been granted under the 2003 plan.

Following is a summary of the changes in stock options:

(in thousands) Year ended December 31,	2003		2002
	Number of Options	Exercise Price	Number of Options	Exercise Price
Stock options outstanding at beginning of year	62,142	$9.75	64,542	$9.75
Granted	3,400	17.50	-	-
Exercised	(3,000)	9.75	-	-
Forfeited	-	9.75	(2,400)	9.75
Stock options outstanding at end of year	62,542	$9.75 - $17.50	62,142	$9.75

Options exercisable at end of year	36,324	$9.75	25,818	$9.75

Stock options outstanding at December 31, 2003 are summarized as follows:

December 31, 2003	Weighted-Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
	$ 9.75	59,142	6.6	36,324
	17.50	3,400	9.2	-
Total	$10.17	62,542	6.7	36,324

Management Recognition Plan: During 2000, the shareholders approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards. On July 20, 2000, 26,217 shares were granted with a total cost of $256,000, based on the market price of $9.75 per share. The shares vest in five equal annual installments commencing July 20, 2001. A total of 10,388 shares remained restricted at December 31, 2003. Compensation expense related to the plan was $54,000 and $57,000 for the years ended December 31, 2003 and 2002, respectively, including dividends on restricted shares.

Note 11 - Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2003, are summarized as follows:
(in thousands) Year ending December 31,
2004	$ 478
2005	476
2006	449
2007	440
2008	374
2009 and thereafter	258
$2,475

Rent expense was $489,000 and $422,000 for the years ended December 31, 2003 and 2002, respectively. Rental income on owned premises amounted to $17,000 and $72,000 for the years ended December 31, 2003 and 2002, respectively.

Note 12 - Income Tax

The provision for income tax consisted of the following:
(in thousands) Year ended December 31,	2003	2002
Taxes paid or currently payable	$ -	$ -
Change in deferred taxes	335	456
Adjustment of valuation allowance	-	(1,048)
Income tax expense (benefit)	$335	$ (592)

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2003 and 2002) to tax expense, as shown in the accompanying statements of income and changes in shareholders' equity, is as follows:
(in thousands) Year ended December 31,	2003	2002
Income tax expense at statutory rate	$285	$ 403
Income tax effect of:
Interest on municipal obligations	-	(23)
Effect of state income tax	52	-
Other	(2)	(76)
Reduction of valuation allowance for deferred taxes	-	(1,048)
Income tax expense (benefit)	$335	$ (592)

Effective tax rate	40%	(50%)

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets consisted of the following:
(in thousands) December 31,	2003	2002
Deferred tax assets:
Net operating loss carryforward	$ 465	$ 596
Bad debt reserves	557	639
Property, plant and equipment	17	50
Accrued vacation and bonus	84	134
Other	55	25
Gross deferred tax assets	1,178	1,444
Deferred tax liabilities:
Deferred loan fees, net	(51)	(38)
FHLB stock dividends	(540)	(507)
Other	(6)	(7)
Gross deferred tax liabilities	(597)	(552)
Net deferred tax assets	$ 581	$ 892

In August 1996, the Small Business Job Protection Act of 1996 ("the Act") was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2003 or 2002, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders' equity as of December 31, 2003, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

For federal income tax purposes, the Company had net operating loss carryforwards at December 31, 2003, which expire as follows:

(in thousands) Year ending December 31,
2007	$ 653
2008	203
2010	81
2011	29
2017	28
2018	51
2019	206
2020	51
2021	24
2022	26
$1,352

Note 13 - Commitments and Contingencies

Commitments: Commitments to extend credit, including lines of credit, total $11,318,000 and $4,101,000 at December 31, 2003 and 2002, respectively. Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $1,640,000 and $2,114,000 at December 31, 2003 and 2002, respectively. These amounts are excluded from the balance of loans at year end.

At December 31, 2003, the Bank is committed to making future minimum payments of approximately $505,000 under contractual agreements for data processing and related services.

The Bank has deposits in other institutions in excess of $100,000 insured by the FDIC.

Concentrations: Approximately 75% of all loans in the Bank's portfolio are secured by real estate located in communities of Southeast Alaska.

Note 14 - Earnings per Share

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

                                                                                                                                                                 -34-
Year ended December 31,	2003			2002
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$503,000	655,415		$1,777,000	655,415
Treasury stock		(30,763)			(32,283)
Unvested stock awards		(10,923)			(16,167)
Unearned ESOP shares		(28,789)			(34,621)
Basic EPS	503,000	584,940	$0.86	1,777,000	572,344	$3.10
Incremental shares under stock plans:
Stock awards		5,345			4,965
Stock options		29,960			19,636
Diluted EPS	$503,000	620,245	$0.81	$1,777,000	596,945	$2.98

Note 15 - Fair Value of Financial Instruments

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
(in thousands) December 31,	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 19,126	$ 19,126	$ 28,229	$ 28,229
Investment securities available for sale	11,292	11,292	8,076	8,076
FHLB stock	1,732	1,732	1,649	1,649
Loans, net, including held for sale	127,061	126,903	110,712	113,675
Accrued interest receivable	576	576	579	579

Financial Liabilities
Demand and savings deposits	101,461	101,461	93,927	93,927
Certificates of deposit	37,151	37,552	38,754	39,391
FHLB Advances	9,219	9,983	5,000	5,895
Accrued interest payable	227	227	282	282

The estimated fair value of loan commitments is zero at December 31, 2003 and 2002. Although management is not aware of any subsequent events that would significantly affect the estimated fair value amounts as of December 31, 2003, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 16 - Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet
(in thousands) December 31,	2003	2002
Assets
Cash	$ 706	$ 452
Investment in subsidiary	14,549	14,515
Other assets	2	-
Total Assets	$15,257	$14,967

Liabilities and Shareholders' Equity
Shareholders' equity	$15,257	$14,967
Total Liabilities and Shareholders' Equity	$15,257	$14,967

Parent Company Condensed Income Statement
(in thousands) Year ended December 31,	2003	2002
Equity in earnings of subsidiary	$590	$1,859
Total income	590	1,859
Operating expenses	87	82
Income before income tax	503	1,777
Income tax	-	-
Net income	$503	$1,777

Parent Company Condensed Statement of Cash Flows
(in thousands) Year ended December 31,	2003	2002
Cash flows from operating activities:
Net income	$503	$1,777
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(590)	(1,859)
Increase in other assets	(2)	-
Net cash used in operating activities	(89)	(82)

Cash flows from investing activities:
Distributions received from subsidiary	508	405
Net cash provided by investing activities	508	405

Cash flows from financing activities:
Cash dividends paid	(165)	(139)
Net cash used in financing activities	(165)	(139)

Net increase in cash	254	184
Cash at beginning of year	452	268
Cash at end of year	$706	$ 452

Form 10-KSB

A copy of the Form 10-KSB, including consolidated financial statements, as filed with the Securities and Exchange Commission, will be furnished without charge to stockholders as of the record date for voting at the annual meeting of shareholders upon written request to Roger K. White, Secretary, Alaska Pacific Bancshares, Inc., 2094 Jordan Avenue, Juneau, Alaska 99801.

Directors and Executive Officers

Craig E. Dahl
President and Chief Executive Officer
Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Roger Grummett, Chairman of the Board
Retired Partner
Shattuck & Grummett, Inc.

Avrum M. Gross
Retired Partner
Gross & Burke

Hugh N. Grant
Real estate and retailing

Deborah R. Marshall
CEO
McDunnah's Ltd.

Scott C. Milner
President
Milner Howard & Mortensen PC, CPA's

Eric McDowell
President
McDowell Group, Inc.

Marta Ryman
Director and former Chairman
Shee Atika, Inc.

William J. Schmitz
Partner
Schmitz & Buck

Executive Officers

Craig E. Dahl
President and Chief Executive Officer of Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Lisa Corrigan
Executive Vice President and Chief Operating Officer of Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Roger K. White
Senior Vice President, Chief Financial Officer and Secretary of Alaska Pacific Bancshares, Inc. and Senior Vice President and Chief Financial Officer of Alaska Pacific Bank

John E. Robertson
Senior Vice President and Chief Lending Officer of Alaska Pacific Bank

Corporate Information

Corporate Headquarters
2094 Jordan Avenue
Juneau, AK 99801
907-789-4844

Independent Auditors
Moss Adams LLP
601 West Riverside
Suite 1800
Spokane, WA 99201

Stock Registrar and Transfer Agent
Computershare Trust Company, Inc.
350 Indiana Street, Suite 350
Golden, CO 80401

Common Stock
Traded on the OTC Electronic Bulletin Board under the symbol: AKPB

Special Counsel
Breyer & Associates PC
8180 Greensboro Drive
Suite 785
McLean, VA 22102

General Counsel
Baxter Bruce & Sullivan PC
P.O. Box 32819
Juneau, AK 99803

Annual Meeting of Stockholders
May 18, 2004
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

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-58798 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated February 6, 2004, with respect to the consolidated balance sheet of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the year then ended, which appear in the December 31, 2003 annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ Moss Adams LLP

Spokane, Washington
March 29, 2004

Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-58798 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated February 14, 2003, with respect to the consolidated balance sheet of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the year then ended, which appear in the December 31, 2003 annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ KPMG LLP

Anchorage, Alaska
March 29, 2004

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

Date:	March 29, 2004	/s/Craig E. Dahl
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
                             a.     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                            b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	March 29, 2004	/s/Roger K. White
Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Annual Report on Form 10-KSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

March 29, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Annual Report on Form 10-KSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

March 29, 2004	/s/ Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 99

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alaska Pacific Bancshares, Inc:

We have audited the accompanying consolidated balance sheet of Alaska Pacific Bancshares, Inc. and subsidiary (Company) as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Anchorage, Alaska
February 14, 2003