Form 10QSB
period 2004-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2004-05-06
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

             626,132    shares outstanding on April 30, 2004

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003
Consolidated Statements of Income for the three months ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003
Notes to Condensed Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I.                                                                                 FINANCIAL INFORMATION

Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	March 31, 2004	December 31, 2003
Assets	(Unaudited)
Cash and due from banks	$ 5,467	$ 6,127
Interest-earning deposits in banks	7,232	12,999
Total cash and cash equivalents	12,699	19,126
Investment securities available for sale, at fair value (amortized cost: March 31, 2004 - $10,576; December 31, 2003 - $11,332)	10,614	11,292
Federal Home Loan Bank stock	1,747	1,732
Loans held for sale	2,069	2,938
Loans	133,400	125,282
Less allowance for loan losses	1,311	1,159
Loans, net	132,089	124,123
Accrued interest receivable	627	576
Premises and equipment	2,093	2,095
Repossessed assets	310	303
Other assets	2,000	2,374
Total Assets\	$164,248	$164,559

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 19,123	$ 20,043
Interest-bearing demand	31,509	32,220
Money market	26,255	24,973
Savings	24,108	24,225
Certificates of deposit	36,836	37,151
Total deposits	137,831	138,612
Federal Home Loan Bank advances	8,998	9,219
Advances from borrowers for taxes and insurance	1,264	686
Accounts payable and accrued expenses	311	292
Accrued interest payable	270	227
Other liabilities	131	266
Total liabilities	148,805	149,302
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 626,132 shares outstanding at March 31, 2004 and December 31, 2003)	7	7
Additional paid-in capital	5,857	5,857
Treasury stock	(362)	(362)
Unearned ESOP shares	(233)	(233)
Unvested shares in stock award plan	(68)	(80)
Retained earnings	10,220	10,092
Accumulated other comprehensive income	22	(24)
Total shareholders' equity	15,443	15,257
Total Liabilities and Shareholders' Equity	$164,248	$164,559

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share)	2004	2003
Interest Income
Loans	$2,096	$1,912
Investment securities	107	205
Interest-bearing deposits with banks	20	58
Total interest income	2,223	2,175
Interest Expense
Deposits	291	410
Federal Home Loan Bank advances	111	111
Total interest expense	402	521
Net Interest Income	1,821	1,654
Provision for loan losses	75	75
Net interest income after provision for loan losses	1,746	1,579
Noninterest Income
Mortgage servicing income	39	47
Service charges on deposit accounts	157	154
Other service charges and fees	43	43
Gain on sale of mortgage loans	56	182
Total noninterest income	295	426
Noninterest Expense
Compensation and benefits	1,060	977
Occupancy and equipment	375	334
Data processing	72	87
Professional and consulting fees	58	70
Marketing and public relations	65	52
Repossessed property expense (recovery), net	(90)	51
Loss on sale of office building	-	85
Other	216	207
Total noninterest expense	1,756	1,863
Income before income tax	285	142
Income tax	114	57
Net Income	$ 171	$ 85

Earnings per share:
Basic	$ .29	$ .15
Diluted	.27	.14
Cash dividends per share	.07	.06

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
 Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003
Operating Activities
Net income	$ 171	$ 85
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	75
Depreciation and amortization	89	98
Gain on sale of mortgage loans	(56)	(182)
Federal Home Loan Bank stock dividends	(15)	(24)
Amortization of fees, discounts, and premiums, net	(32)	(50)
Stock award plan expense	12	13
Loss on sale of repossessed assets	-	13
Loss on sale of building	-	85
Deferred income tax expense	114	57
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	(51)	(4)
Other assets	229	(892)
Advances from borrowers for taxes and insurance	578	555
Accrued interest payable	43	73
Accounts payable and accrued expenses	19	(115)
Other liabilities	(135)	(65)
Net cash provided by (used in) operating activities	1,041	(278)
Investing Activities
Purchase of investment securities available for sale	-	(10,316)
Maturities and principal repayments of investment securities available for sale	714	1,245
Loan originations, net of principal repayments	(12,852)	(9,725)
Sale of mortgage loans	5,802	15,493
Proceeds from sale of repossessed assets	-	176
Proceeds from sale of building	-	1,297
Purchase of premises and equipment	(87)	(79)
Net cash used in investing activities	(6,423)	(1,909)
Financing Activities
Net increase (decrease) in Federal Home Loan Bank advances	(221)	4,883
Net increase (decrease) in demand and savings deposits	(466)	(3,151)
Net decrease in certificates of deposit	(315)	223
Cash dividends paid	(43)	(36)
Net cash provided by (used in) financing activities	(1,045)	1,919
Decrease in cash and cash equivalents	(6,427)	(268)
Cash and cash equivalents at beginning of period	19,126	28,229
Cash and cash equivalents at end of period	$12,699	$27,961
Supplemental information:
Cash paid for interest	$ 359	$ 488
Loan repossessions	7	290
Net change in unrealized gain on securities available for sale, net of tax	46	(144)
See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2004 and 2003, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At March 31, 2004, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2004:

(dollars in thousands)
Tangible Capital:
Actual	$14,605	8.97%
Required	2,441	1.50
Excess	$12,164	7.47%

Core Capital:
Actual	$14,605	8.97%
Required	6,510	4.00
Excess	$ 8,095	4.97%

Total Risk-Based Capital:
Actual	$15,917	13.55%
Required	9,401	8.00
Excess	$ 6,516	5.55%

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

Three Months Ended March 31,		2004			2003
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$171,000	655,415		$85,000	655,415
Treasury stock		(29,283)			(32,283)
Unvested stock awards		(7,618)			(12,889)
Unearned ESOP shares		(23,252)			(28,789)
Basic EPS	171,000	595,262	$0.29	85,000	581,454	$0.15
Incremental shares under stock plans:
Stock awards		4,464			5,864
Stock options		35,536			28,295
Diluted EPS	$171,000	635,262	$0.27	$85,000	615,613	$0.14

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended March 31,
(in thousands)	2004	2003

Net income	$171	$ 85
Other comprehensive income (loss)	46	(143)

Comprehensive income	$217	$ (58)

Note 5 - Impaired Loans

Impaired loans were $426,000 and $331,000 at March 31, 2004 and December 31, 2003, respectively. Estimated impairments of $104,000 and $136,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses.

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

Three months ended March 31,	2004	2003
Net income, as reported	$171,000	$85,000
Total stock option employee compensation expense determined under fair value based method, net of tax effect	(6,000)	(6,000)
Pro forma net income	$165,000	$79,000

Earnings per share:
Basic - as reported	$.29	$.15
Basic - pro forma	.28	.14
Diluted - as reported	.27	.14
Diluted - pro forma	.26	.13

Note 7 - Sale of Building

In February 2003, the Bank sold its office building in Ketchikan, Alaska for $1,400,000 in cash. A loss of $85,000, including transaction and related costs, was recorded in the first quarter of 2003. The Bank has leased back a portion of the premises for continued use as a banking office.

Note 8 - Commitments

Commitments to extend credit, including lines of credit, total $11,185,000 and $11,318,000 at March 31, 2004 and December 31, 2003, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $1,116,000 and $1,640,000 at March 31, 2004 and December 31, 2003, respectively. These amounts are excluded from loan balances.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Financial Condition

Total assets of the Company at March 31, 2004 were $164.2 million, down slightly from $164.6 million at December 31, 2003. An increase in loans was funded primarily by cash and cash equivalents as well as reductions in loans held for sale, investment securities and other assets.

Loans (excluding loans held for sale) were $133.4 million at March 31, 2004, compared to $125.3 million at December 31, 2003, an $8.1 million (6.5%) increase. The increase was attributable to strong loan demand resulting from continuing business development efforts, particularly in small businesses. Loans to businesses, including real estate and construction, increased 9.4% to $63.7 million at March 31, 2004, compared with $58.2 million at December 31, 2003. Among consumer loans, home equity loans exhibited the strongest growth, increasing 9.8% to $10.3 million at March 31, 2004 from $9.4 million at December 31, 2003. Home equity loans had declined earlier in the mortgage refinance boom, but have grown steadily over the last three quarters, increasing 25.6% to $10.3 million at March 31, 2004 from $8.2 million at June 30, 2003.

Loans are summarized by category as follows:

(in thousands)	March 31, 2004	December 31, 2003
Real estate:
Permanent:
One- to four-family	$48,452	$46,381
Multifamily	1,076	1,108
Commercial nonresidential	40,093	39,293
Land	3,543	3,425
Construction:
One- to four-family	1,897	2,330
Commercial nonresidential	2,179	-
Commercial business	20,352	17,817
Consumer:
Home equity	10,277	9,361
Boat	4,315	4,326
Automobile	566	642
Other	650	599
Loans	$133,400	$125,282

Loans held for sale	$2,069	$2,938

Deposits decreased seasonally by 0.6% to $137.8 million at March 31, 2004, compared with $138.6 million at December 31, 2003. While there are often seasonal variations, an analysis of the year-to-year (i.e., March-to-March) trend indicates continuing growth in all categories of deposits except certificates of deposit, as illustrated in the following table:

	At March 31,
(dollars in thousands)	2004	Percent Change	2003	Percent Change	2002
Non-interest bearing demand	$ 19,123	24.3%	$ 15,387	41.8%	$ 10,851
Interest-bearing demand	31,509	4.1	30,272	7.2	28,226
Total demand	50,632	10.9	45,659	16.8	39,077
Money market	26,255	17.8	22,283	7.4	20,745
Savings	24,108	5.6	22,834	13.6	20,095
Subtotal	100,995	11.3	90,777	13.6	79,917
Certificates of deposit	36,836	(6.5)	38,977	(4.5)	40,794
Total	$137,831	6.2%	$129,753	7.5%	$120,711

The strong increases in non-interest checking and money market accounts reflect successful efforts to add small business customers as well as a marketing effort emphasizing these components of the Bank's core deposits. The decreases in certificates of deposit reflects less aggressive pricing for shorter-term deposits as the need for funds has been low.

Results of Operations

Net Income. Net income for the first quarter of 2004 was $171,000 ($.27 per diluted share) compared to $85,000 ($.14 per diluted share) for the first quarter of 2003, an increase of $86,000. The first quarter of 2003 included a nonrecurring loss of $85,000 ($51,000 net of tax effect) on the sale of the Bank's office building in Ketchikan.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended March 31,
(in thousands)	2004	2003	Income Incr. (Decr.)

Net interest income	$1,821	$1,654	$167
Noninterest income, excluding mortgage gains	239	244	(5)
Gain on sale of mortgage loans	56	182	(126)
Provision for loan losses	(75)	(75)	-
Noninterest expense, excluding loss on sale of building	(1,756)	(1,778)	22
Pre-tax income before loss on sale of building	285	227	58
Income tax	(114)	(91)	(23)
Income before loss on sale of building	171	136	35
Loss on sale of building, net of tax	-	(51)	51
Net income	$ 171	$ 85	86

Net Interest Income. Net interest income for the third quarter of 2004 increased $167,000 (10.1%) compared with the first quarter of 2003. The net increase is primarily attributable to three factors:

  Average loans (including held-for-sale) increased $24.5 million, or 22.9%.
  The mix of interest-earning assets shifted to loans from relatively lower yielding assets such as investment securities and particularly interest-earning deposits in banks. The average balance of interest-earning deposits in banks decreased $10.1 million, or 52.9%.
  Interest income in the first quarter of 2004 included $25,000 interest recovery from a government guarantee.

As a result of these factors, the net interest margin on total assets increased to 4.52% in the first quarter of 2004 from 4.29% in the first quarter of 2003.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2004 was unchanged from the first quarter of 2003 at $75,000. The provisions in both periods reflect management's assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Loan chargeoffs of $12,000 and a loan recovery of $89,000 resulted in a net recovery of $77,000 in the first quarter of 2004, compared with net chargeoffs of $27,000 in the first quarter of 2003. The $89,000 recovery in the first quarter of 2004 resulted from the government guarantee of a loan previously charged off.

Noninterest Income. Excluding gains on sale of mortgages, noninterest income decreased $5,000 (2.0%) to $239,000 in the first quarter of 2004, compared with $244,000 in the first quarter of 2003. The decrease was attributable to lower income from mortgage loan servicing, which declined $8,000 in the first quarter of 2004 compared with 2003. Servicing income has been unfavorably impacted by rapid prepayments during the mortgage refinance boom.

Gains on sale of mortgage loans decreased $126,000 to $56,000 for the first quarter of 2004 compared with $182,000 for the first quarter of 2003. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decision to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Mortgage gains in the first quarter of 2003 were much higher than in the first quarter of 2004 as a result of very strong refinancing activity in the market in 2003.

Noninterest Expense. Noninterest expense, excluding the loss on sale of the Ketchikan building in 2003, decreased $22,000 (1.2%) in the first quarter of 2004 compared with 2003. The primary contributor to this decrease was repossessed property expense, which was a net recovery of $90,000 in 2004, compared with net expense of $51,000 in 2003. The first quarter of 2004 included a recovery of $80,000 of expenses incurred in previous quarters, resulting from a government guarantee.

Excluding repossessed property expenses and recoveries in both periods and excluding the loss on sale of building in the first quarter of 2003, noninterest expense increased $119,000 (6.9%) as summarized in the following table:

(dollars in thousands)			Increase (Decrease)
Three months ended March 31,	2004	2003	Amount	Percent
Compensation and benefits	$1,060	$ 977	$ 83	8.5%
Occupancy and equipment	375	334	41	12.3
Data processing	72	87	(15)	(17.2)
Professional and consulting fees	58	70	(12)	(17.1)
Marketing and public relations	65	52	13	25.0
Other	216	207	9	4.3
Total noninterest expense, excluding repossessed property expense (recovery) and loss on sale of building	$1,846	$1,727	$119	6.9%

The most significant increase was in compensation and benefits, which increased $83,000, or 8.5%, due to normal pay increases, new positions, and filling of vacant positions. The $41,000 increase in occupancy and equipment expense was the result of a variety of improvements to systems and equipment, including more expensive data communications lines. Cost increases were partially offset by lower costs resulting from negotiating a new contract with the Bank's data processing provider and by a decrease in legal fees related to loans.

Asset Quality

Nonaccrual loans were approximately $371,000 at March 31, 2004, compared with $313,000 at December 31, 2003. The largest loan at March 31, 2004 had a balance of $201,000, which was secured by a fishing vessel and other equipment.

Loans with balances totaling $426,000 and $331,000 at March 31, 2004 and December 31, 2003, respectively, were considered to be impaired. Total estimated impairments of $104,000 and $136,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

Repossessed assets were $310,000 at March 31, 2004, compared with $303,000 at December 31, 2003.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank's total assets, or approximately $41 million at March 31, 2004, of which $32 million was unused.

At March 31, 2004, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2004. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2004.

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

EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, requires certain quantitative and qualitative disclosures for debt and marketable equity securities, classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus is effective in 2003. The Company included the required disclosures in its annual consolidated financial statements for the year ended December 31, 2003.

Management believes that these new accounting pronouncements will not have a significant impact on the Company's financial position, results of operations, or liquidity.

Item 3. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13(a)-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the registrant's Chief Executive Officer, Chief Financial Officer and other members of the registrant's senior management. The registrant's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    Changes in Internal Controls: In the quarter ended March 31,2004, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                                                                                         OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31,2004, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

(b) The Company filed a Current Report on Form 8-K, dated February 27, 2004, to furnish a press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

May 6, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

May 6, 2004	/s/Roger K. White
Date	Roger K. White
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
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
      5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the              committee of the registrant's board of directors (or persons performing the equivalent functions):
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

Date:	May 6, 2004	/s/Craig E. Dahl
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
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
      5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the               committee of the registrant's board of directors (or persons performing the equivalent functions):
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

Date:	May 6, 2004	/s/Roger K. White
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

May 6, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
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

May 6, 2004	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer