Form 10QSB
period 2004-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2004-08-16
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

             626,132    shares outstanding on July 31, 2004

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	June 30, 2004	December 31, 2003
Assets	(Unaudited)
Cash and due from banks	$ 5,871	$ 6,127
Interest-earning deposits in banks	5,191	12,999
Total cash and cash equivalents	11,062	19,126
Investment securities available for sale, at fair value (amortized cost: June 30, 2004 - $9,405; December 31, 2003 - $11,332)	9,342	11,292
Federal Home Loan Bank stock	1,763	1,732
Loans held for sale	442	2,938
Loans	141,398	125,282
Less allowance for loan losses	1,284	1,159
Loans, net	140,114	124,123
Accrued interest receivable	681	576
Premises and equipment	2,047	2,095
Repossessed assets	-	303
Other assets	1,534	2,374
Total Assets	$166,985	$164,559
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 22,116	$ 20,043
Interest-bearing demand	31,781	32,220
Money market	26,383	24,973
Savings	23,837	24,225
Certificates of deposit	35,899	37,151
Total deposits	140,016	138,612
Federal Home Loan Bank advances	8,776	9,219
Advances from borrowers for taxes and insurance	1,811	686
Accounts payable and accrued expenses	417	292
Accrued interest payable	231	227
Other liabilities	184	266
Total liabilities	151,435	149,302
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 626,132 shares outstanding at June 30, 2004 and December 31, 2003)	7	7
Additional paid-in capital	5,857	5,857
Treasury stock	(362)	(362)
Unearned ESOP shares	(233)	(233)
Unvested shares in stock award plan	(55)	(80)
Retained earnings	10,373	10,092
Accumulated other comprehensive income	(37)	(24)
Total shareholders' equity	15,550	15,257
Total Liabilities and Shareholders' Equity	$166,985	$164,559

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2004	2003	2004	2003
Interest Income
Loans	$2,157	$1,790	$4,253	$3,702
Investment securities	87	201	194	406
Interest-bearing deposits with banks	15	77	35	135
Total interest income	2,259	2,068	4,482	4,243
Interest Expense
Deposits	288	420	579	830
Federal Home Loan Bank advances	109	116	220	227
Total interest expense	397	536	799	1,057
Net Interest Income	1,862	1,532	3,683	3,186
Provision for loan losses	75	30	150	105
Net interest income after provision for loan losses	1,787	1,502	3,533	3,081
Noninterest Income
Mortgage servicing income	37	47	76	94
Service charges on deposit accounts	178	181	335	335
Other service charges and fees	72	50	115	93
Gain on sale of mortgage loans	112	113	168	295
Total noninterest income	399	391	694	817
Noninterest Expense
Compensation and benefits	991	910	2,051	1,887
Occupancy and equipment	384	335	759	669
Data processing	62	86	134	173
Professional and consulting fees	67	70	125	140
Marketing and public relations	72	61	137	113
Repossessed property expense (recovery), net	26	16	(64)	67
Loss on sale of office building	-	-	-	85
Other	257	239	473	446
Total noninterest expense	1,859	1,717	3,615	3,580
Income before income tax	327	176	612	318
Income tax	131	70	245	127
Net Income	$196	$106	$367	$191

Earnings per share:
Basic	$ .33	$ .18	$ .62	$ .33
Diluted	.31	.17	.58	.31
Cash dividends per share	.07	.07	.14	.13

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
Operating Activities
Net income	$ 367	$ 191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	105
Depreciation and amortization	180	187
Gain on sale of mortgage loans	(168)	(295)
Federal Home Loan Bank stock dividends	(31)	(44)
Amortization of fees, discounts, and premiums, net	(65)	(94)
Stock award plan expense	25	25
Loss on sale of repossessed assets	45	13
Loss on sale of building	-	85
Deferred income tax expense	245	127
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	(105)	50
Other assets	605	(521)
Advances from borrowers for taxes and insurance	1,125	1,043
Accrued interest payable	4	24
Accounts payable and accrued expenses	125	(111)
Other liabilities	(82)	237
Net cash provided by operating activities	2,420	1,022
Investing Activities
Purchase of investment securities available for sale	-	(10,316)
Maturities and principal repayments of investment securities available for sale	1,838	2,904
Loan originations, net of principal repayments	(31,407)	(19,247)
Sale of mortgage loans	18,077	25,883
Proceeds from sale of repossessed assets	265	176
Proceeds from sale of building	-	1,297
Purchase of premises and equipment	(132)	(100)
Net cash provided by (used in) investing activities	(11,359)	597
Financing Activities
Issuance of stock	-	16
Net increase (decrease) in Federal Home Loan Bank advances	(443)	4,662
Net increase (decrease) in demand and savings deposits	2,656	(332)
Net decrease in certificates of deposit	(1,252)	(422)
Cash dividends paid	(86)	(79)
Net cash provided by financing activities	875	3,845
Increase (decrease) in cash and cash equivalents	(8,064)	5,464
Cash and cash equivalents at beginning of period	19,126	28,229
Cash and cash equivalents at end of period	$11,062	$33,693
Supplemental information:
Cash paid for interest	$ 795	$1,033
Loan repossessions	7	306
Net change in unrealized gain on securities available for sale, net of tax	(13)	(137)
See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2004 and 2003, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At June 30, 2004, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2004:

(dollars in thousands)
Tangible Capital:
Actual	$14,748	8.90%
Required	2,484	1.50
Excess	$12,264	7.40%

Core Capital:
Actual	$14,748	8.90%
Required	6,625	4.00
Excess	$ 8,123	4.90%

Total Risk-Based Capital:
Actual	$16,032	12.98%
Required	9,879	8.00
Excess	$ 6,153	4.98%

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

Three Months Ended June 30,		2004			2003
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$196,000	655,415		$106,000	655,415
Treasury stock		(29,283)			(31,483)
Unvested stock awards		(6,286)			(11,578)
Unearned ESOP shares		(23,252)			(28,789)
Basic EPS	196,000	596,594	$ .33	106,000	583,565	$ .18
Incremental shares under stock plans:
Stock awards		3,182			5,586
Stock options		30,334			29,003
Diluted EPS	$196,000	630,110	$ .31	$106,000	618,154	$ .17

Six Months Ended June 30,		2004			2003
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$367,000	655,415		$191,000	655,415
Treasury stock		(29,283)			(31,750)
Unvested stock awards		(6,952)			(12,234)
Unearned ESOP shares		(23,252)			(28,789)
Basic EPS	367,000	595,928	$ .62	191,000	582,642	$ .33
Incremental shares under stock plans:
Stock awards		3,821			5,739
Stock options		33,843			29,134
Diluted EPS	$367,000	633,592	$ .58	$191,000	617,515	$ .31

Note 4 - Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Net income	$196	$106	$367	$ 191
Other comprehensive income (loss)	(60)	6	(14)	(137)

Comprehensive income	$136	$112	$353	$ 54

Note 5 - Impaired Loans

Impaired loans were $1,225,000 and $331,000 at June 30, 2004 and December 31, 2003, respectively. Estimated impairments of $262,000 and $136,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses.

Note 6 - Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$196,000	$106,000	$367,000	$191,000
Total stock option employee compensation expense determined under fair value based method, net of tax effect	(6,000)	(6,000)	(12,000)	(11,000)
Pro forma net income	$190,000	$100,000	$355,000	$180,000

Earnings per share:
Basic -as reported	$.33	$.18	$.62	$.33
Basic -pro forma	.32	.17	.60	.31
Diluted -as reported	.31	.17	.58	.31
Diluted -pro forma	.30	.16	.56	.29

Note 7 - Commitments

Commitments to extend credit, including lines of credit, total $10,252,000 and $11,318,000 at June 30, 2004 and December 31, 2003, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $2,859,000 and $1,640,000 at June 30, 2004 and December 31, 2003, respectively. These amounts are excluded from loan balances.

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

Financial Condition

          Total assets of the Company at June 30, 2004 were $167.0 million, a 1.5% increase from $164.6 million at December 31, 2003. An increase in loans was funded primarily by reductions in cash and cash equivalents, loans held for sale, and investment securities and other assets.

          Loans (excluding loans held for sale) were $141.4 million at June 30, 2004, compared to $125.3 million at December 31, 2003, an $16.1million (12.8%) increase. The increase was attributable to strong loan demand resulting from continuing business development efforts, particularly in lending to small businesses. Loans to businesses, including real estate and construction, increased 20.8% to $70.3 million at June 30, 2004, compared with $58.2 million at December 31, 2003. Among consumer loans, home equity loans exhibited the strongest growth, increasing 14.9% to $10.8 million at June 30, 2004 from $9.4 million at December 31, 2003. Home equity loans had declined earlier in the mortgage refinance boom, but have grown steadily over the last twelve months, increasing 31.7% from $8.2 million at June 30, 2003.

          Loans are summarized by category as follows:

(in thousands)	June 30, 2004	December 31, 2003
Real estate:
Permanent:
One- to four-family	$46,732	$46,381
Multifamily	1,027	1,108
Commercial nonresidential	43,378	39,293
Land	4,117	3,425
Construction:
One- to four-family	3,943	2,330
Commercial nonresidential	4,282	-
Commercial business	21,611	17,817
Consumer:
Home equity	10,809	9,361
Boat	4,331	4,326
Automobile	544	642
Other	624	599
Loans	$141,398	$125,282

Loans held for sale	$ 442	$2,938

          Deposits increased 1.0% to $140.0 million at June 30, 2004, compared with $138.6 million at December 31, 2003. While the Bank experiences seasonal fluctuations in deposit flows, an analysis of the year-to-year (i.e., June-to-June) trend indicates continuing growth in all categories of deposits except certificates of deposit, as illustrated in the following table:

	At June 30,
(dollars in thousands)	2004	Percent Change	2003	Percent Change	2002
Noninterest-bearing demand	$ 22,116	19.7%	$ 18,474	39.6%	$ 13,229
Interest-bearing demand	31,781	4.8	30,311	3.3	29,355
Total demand	53,897	10.5	48,785	14.6	42,584
Money market	26,383	19.4	22,100	1.5	21,763
Savings	23,837	5.0	22,710	10.8	20,488
Subtotal	104,117	11.2	93,595	10.3	84,835
Certificates of deposit	35,899	(6.3)	38,332	(4.6)	40,193
Total	$140,016	6.1%	$131,927	5.5%	$125,028

          The strong increases in noninterest-bearing demand (checking) and money market accounts reflect successful efforts to add small business customers as well as a marketing effort emphasizing these components of the Bank's core deposits. The decreases in certificates of deposit reflects less aggressive pricing for shorter-term deposits as the need for funds has been low.

Results of Operations

          Net Income. Net income for the second quarter of 2004 was $196,000 ($.31 per diluted share) compared to $106,000 ($.17 per diluted share) for the second quarter of 2003, an increase of $90,000 (84.9%). Net income for the first half of 2004 was $367,000 ($.58 per diluted share) compared to $191,000 ($.31 per diluted share) for the first half of 2003, an increase of $176,000 (92.1%). The first half of 2003 included a nonrecurring loss of $85,000 ($51,000 net of tax effect) on the sale of the Bank's office building in Ketchikan, Alaska.

          For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2004	2003	Income Incr. (Decr.)	2004	2003	Income Incr. (Decr.)

Net interest income	$1,862	$1,532	$330	$3,683	$3,186	$497
Noninterest income, excluding mortgage gains	287	278	9	526	522	4
Gain on sale of mortgage loans	112	113	(1)	168	295	(127)
Provision for loan losses	(75)	(30)	(45)	(150)	(105)	(45)
Noninterest expense, excluding loss on sale of building	(1,859)	(1,717)	(142)	(3,615)	(3,495)	(120)
Pre-tax income before loss on sale of building	327	176	151	612	403	209
Income tax	(131)	(70)	(61)	(245)	(161)	(84)
Income before loss on sale of building	196	106	90	367	242	125
Loss on sale of building, net of tax	-	-	-	-	(51)	51
Net income	$ 196	$ 106	$ 90	$ 367	$ 191	$176

          Net Interest Income. Net interest income for the second quarter of 2004 increased $330,000 (21.5%) and for the first half of 2004 increased $497,000 (15.6%), each compared with the same periods in 2003. The net increases are attributable to several factors (comparisons are with corresponding periods in 2003):

  Average loans (including held-for-sale) increased significantly, rising $34.5 million (33.8%) for the second quarter and $29.5 million (28.3%) for the first half.
  The mix of interest-earning assets shifted to loans from relatively lower yielding assets such as investment securities and particularly interest-earning deposits in banks. The average balance of interest-earning deposits in banks decreased $21.3 million (77.8%) for the second quarter and $15.7 million (67.6%) for the first half.
  Interest income in the first quarter (and first half) of 2004 included $25,000 interest recovery from a government guarantee of a loan previously charged off.
  The mix of deposits has continued a gradual shift to lower-cost checking, money market, and savings accounts and away from higher-cost certificates of deposit.

          As a result of these and other factors, the net interest margin on total average assets increased to 4.51% in the second quarter of 2004 from 3.92% in the second quarter of 2003. For the first half of 2004, the margin increased to 4.49% from 4.08% in the first half of 2003.

          Provision for Loan Losses. The provision for loan losses was $75,000 for the first quarter and $150,000 for the first half of 2004, compared with $30,000 and $105,000, respectively, for the corresponding periods in 2003. The provisions in both periods reflect management's assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

          Net loan chargeoffs were $102,000 for the second quarter and $25,000 for the first half of 2004, compared with $73,000 and $100,000, respectively, for the corresponding periods in 2003. The lower net amount in the first half of 2004 reflected an $89,000 recovery in the first quarter which resulted from the government guarantee discussed above.

          Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $9,000 (3.2%) to $287,000 for the second quarter and increased $4,000 (0.8%) to $526,000 for the first half of 2004, compared with the same periods in 2003. The small increase was net of lower income from mortgage loan servicing, which declined $10,000 (21.3%) in the second quarter and $18,000 (19.1%) for the first half of 2004 compared with the same periods in 2003. Servicing income has been unfavorably impacted by rapid prepayments during the recent mortgage refinance boom.

          Gains on sale of mortgage loans was approximately unchanged at $112,000 for the first quarter, but declined by $127,000 (43.1%) to $168,000 for the first half of 2004, each compared with the corresponding period in 2004. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decisions to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market. Gains on the sale of mortgage loans in the first quarter of 2003 were much higher than in the first quarter of 2004 as a result of very strong refinancing activity in the market in 2003.

          Noninterest Expense. Noninterest expense for the second quarter of 2004 increased $142,000 (8.3%) for the second quarter and $35,000 (0.1%) for the first half of 2004, each compared with the same periods in 2003. However, these comparisons were particularly affected by two things:

  The first quarter (and first half) of 2003 included a nonrecurring pre-tax loss of $85,000 on the sale of the Ketchikan building.

  Repossessed property expense for the first quarter (and first half) of 2004 was net of an $80,000 recovery of expenses incurred in previous quarters, resulting from a government guarantee.

          Excluding repossessed property expenses and recoveries in both periods and excluding the loss on sale of building in the first quarter of 2003, noninterest expense increased $132,000 (7.8%) for the second quarter and $251,000 (7.3%) for the first half of 2004, each compared with the same period in 2003.

          The most significant increase was in compensation and benefits, which increased $81,000 (8.9%) for the second quarter and $164,000 (8.7%) for the first half as a result of normal pay increases, new positions, and filling of vacant positions. Occupancy and equipment expense increased $49,000 (14.6%) for the second quarter and $90,000 (13.5%) for the first half as a result of a variety of improvements to systems and equipment, including more expensive data communications lines. Cost increases were partially offset by lower costs resulting from negotiating a new contract with the Bank's data processing provider.

Asset Quality

          Nonaccrual loans were approximately $101,000 at June 30, 2004, compared with $313,000 at December 31, 2003. Loans with balances totaling $1.2 million and $331,000 at June 30, 2004 and December 31, 2003, respectively, were considered to be impaired. Total estimated impairments of $262,000 and $136,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

          The largest impaired loan at June 30, 2004 was a troubled commercial business loan for $910,000 for which $250,000 of estimated impairment was recognized based on potential liquidation of collateral, consisting primarily of inventory and equipment. Subsequent to June 30, 2004, however, management has negotiated with the customer a possible restructuring which, if completed, would likely result in a write-down of approximately $100,000. However, should the restructured business fail and collateral is repossessed, additional losses in excess of the $100,000 write-down could ultimately be recognized on the loan.

          There were no repossessed assets at June 30, 2004, compared with $303,000 at December 31, 2003.

Liquidity and Capital Resources

          The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit from the Federal Home Loan Bank of Seattle generally equal to 25% of the Bank's total assets, or approximately $41 million at June 30, 2004, of which $32 million was unused.

          At June 30, 2004, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

          The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2004. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2004.

Recent Accounting Pronouncements

          Significant recent Statements of Financial Accounting Standards ("SFAS"), Financial Accounting Standards Board Interpretations ("FIN"), Emerging Issues Task Force ("EITF") consensuses, Statements of Position ("SOP"), and new Securities and Exchange Commission ("SEC") guidance are described below, along with the impact of their adoption.

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

SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, issued in December 2003, is effective for loans acquired after 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005.

On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in the Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this interim guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management adopted the provisions of this guidance effective April 1, 2004.

          Management does not expect that implementation of these new accounting pronouncements will have a significant impact on the Company's consolidated financial position or its consolidated results of operations.

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
    Changes in Internal Controls: In the quarter ended June 30, 2004, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2004, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 18, 2004. The results of the vote on the matters presented at the Meeting were as follows:

  The following individuals were elected as directors:
	Vote For	Vote Withheld
Roger Grummett	551,435	1,050
Deborah R. Marshall	548,268	4,217
Marta Ryman	506,910	45,575

    2.    The appointment of Moss Adams LLP as the Company's independent auditors for the year ending December 31, 2004 was approved by the following vote:

For	Against	Abstain
544,885	5,900	1,700

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

(b) The Company filed a Current Report on Form 8-K, dated May 4, 2004, to furnish a press release announcing its financial results for the first quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

August 12, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

August 12, 2004	/s/Roger K. White
Date	Roger K. White
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

Date:	August 12, 2004	/s/Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION CHIEF FINANCIAL OFFICER

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

Date:	August 12, 2004	/s/Roger K. White
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

August 12, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
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

August 12, 2004	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer