Form 10QSB
period 2004-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2004-11-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

   X         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

             627,754    shares outstanding on October 31, 2004

Transitional Small Business Disclosure Format (check one):

                       Yes        X          No

Alaska Pacific Bancshares, Inc. and Subsidiary

Juneau, Alaska

INDEX

Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(dollars in thousands)	September 30, 2004	December 31, 2003
Assets	(Unaudited)
Cash and due from banks	$ 7,427	$ 6,127
Interest-earning deposits in banks	5,141	12,999
Total cash and cash equivalents	12,568	19,126
Investment securities available for sale, at fair value (amortized cost: September 30, 2004 - $8,587; December 31, 2003 - $11,332)	8,610	11,292
Federal Home Loan Bank stock	1,777	1,732
Loans held for sale	14,687	2,938
Loans	136,643	125,282
Less allowance for loan losses	1,336	1,159
Loans, net	135,307	124,123
Accrued interest receivable	635	576
Premises and equipment	1,980	2,095
Repossessed assets	-	303
Other assets	1,886	2,374
Total Assets	$177,450	$164,559

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$ 28,629	$ 20,043
Interest-bearing demand	34,194	32,220
Money market	25,318	24,973
Savings	23,897	24,225
Certificates of deposit	34,594	37,151
Total deposits	146,632	138,612
Federal Home Loan Bank advances	14,105	9,219
Advances from borrowers for taxes and insurance	160	686
Accounts payable and accrued expenses	439	292
Accrued interest payable	275	227
Other liabilities	78	266
Total liabilities	161,689	149,302
Shareholders' Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 627,754 shares outstanding at September 30, 2004 and 626,132 shares at December 31, 2003)	7	7
Additional paid-in capital	5,852	5,857
Treasury stock	(342)	(362)
Unearned ESOP shares	(233)	(233)
Unvested shares in stock award plan	(42)	(80)
Retained earnings	10,505	10,092
Accumulated other comprehensive income	14	(24)
Total shareholders' equity	15,761	15,257
Total Liabilities and Shareholders' Equity	$177,450	$164,559

See notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per-share amounts)	2004	2003	2004	2003
Interest Income
Loans	$2,264	$1,988	$6,517	$5,690
Investment securities	76	171	270	577
Interest-bearing deposits with banks	17	57	52	192
Total interest income	2,357	2,216	6,839	6,459
Interest Expense
Deposits	300	332	879	1,162
Federal Home Loan Bank advances	109	115	329	342
Total interest expense	409	447	1,208	1,504
Net Interest Income	1,948	1,769	5,631	4,955
Provision for loan losses	150	30	300	135
Net interest income after provision for loan losses	1,798	1,739	5,331	4,820
Noninterest Income
Mortgage servicing income	37	44	113	138
Service charges on deposit accounts	182	176	517	511
Other service charges and fees	78	64	193	157
Gain on sale of mortgage loans	60	26	228	321
Total noninterest income	357	310	1,051	1,127
Noninterest Expense
Compensation and benefits	1,059	934	3,110	2,821
Occupancy and equipment	364	347	1,123	1,016
Data processing	65	89	199	262
Professional and consulting fees	49	41	174	181
Marketing and public relations	74	53	211	166
Repossessed property expense (recovery), net	-	(17)	(64)	50
Loss on sale of office building	-	-	-	85
Other	251	277	724	723
Total noninterest expense	1,862	1,724	5,477	5,304
Income before income tax	293	325	905	643
Income tax	117	130	362	257
Net Income	$ 176	$ 195	$ 543	$ 386

Earnings per share:
Basic	$ .29	$ .33	$ .91	$ .66
Diluted	.28	.31	.86	.62
Cash dividends per share	.07	.07	.21	.20

See notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2004	2003
Operating Activities
Net income	$ 543	$ 386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	135
Depreciation and amortization	270	275
Gain on sale of mortgage loans	(228)	(321)
Federal Home Loan Bank stock dividends	(45)	(64)
Amortization of fees, discounts, and premiums, net	(82)	(177)
Stock award plan expense	38	38
Loss on sale of repossessed assets	45	13
Loss on sale of building	-	85
Deferred income tax expense	362	127
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	(59)	53
Other assets	102	(67)
Advances from borrowers for taxes and insurance	(526)	(549)
Accrued interest payable	48	50
Accounts payable and accrued expenses	147	(34)
Other liabilities	(188)	278
Net cash provided by operating activities	727	228
Investing Activities
Purchase of investment securities available for sale	-	(10,316)
Maturities and principal repayments of investment securities available for sale	2,610	5,280
Loan originations, net of principal repayments	(45,826)	(17,100)
Sale of mortgage loans	23,030	12,832
Proceeds from sale of repossessed assets	265	176
Proceeds from sale of building	-	1,297
Purchase of premises and equipment	(155)	(437)
Net cash used in investing activities	(20,076)	(8,268)
Financing Activities
Issuance of stock	15	29
Net increase in Federal Home Loan Bank advances	4,886	4,440
Net increase in demand and savings deposits	10,577	7,101
Net decrease in certificates of deposit	(2,557)	(1,284)
Cash dividends paid	(130)	(122)
Net cash provided by financing activities	12,791	10,164
Increase (decrease) in cash and cash equivalents	(6,558)	2,124
Cash and cash equivalents at beginning of period	19,126	28,229
Cash and cash equivalents at end of period	$12,568	$30,353
Supplemental information:
Cash paid for interest	$ 1,160	$1,454
Loan repossessions	7	829
Net change in unrealized gain on securities available for sale, net of tax	38	(197)
See notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.
Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Alaska Pacific Bank (the "Bank"), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2003, filed as part of its Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2004 and 2003, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At September 30, 2004, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as "well capitalized" under the "prompt corrective action" regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2004:

(dollars in thousands)
Tangible Capital:
Actual	$14,842	8.61%
Required	2,585	1.50
Excess	$12,257	7.11%

Core Capital:
Actual	$14,842	8.61%
Required	6,894	4.00
Excess	$ 7,948	4.61%

Total Risk-Based Capital:
Actual	$15,978	12.08%
Required	10,580	8.00
Excess	$ 5,398	4.08%

Note 3 -Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock, unvested stock awards under the Company's Management Recognition Plan ("unvested stock awards"), and unallocated and not yet committed to be released Employee Stock Ownership Plan shares ("unearned ESOP shares"). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.

Three Months Ended September 30,		2004			2003
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$176,000	655,415		$195,000	655,415
Treasury stock		(28,472)			(29,983)
Unvested stock awards		(4,985)			(10,267)
Unearned ESOP shares		(23,252)			(28,789)
Basic EPS	176,000	598,706	$ .29	195,000	586,376	$ .33
Incremental shares under stock plans:
Stock awards		2,543			5,141
Stock options		29,793			30,354
Diluted EPS	$176,000	631,042	$ .28	$195,000	621,871	$ .31
Nine Months Ended September 30,		2004			2003
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$543,000	655,415		$386,000	655,415
Treasury stock		(29,013)			(31,133)
Unvested stock awards		(6,296)			(11,578)
Unearned ESOP shares		(23,252)			(28,789)
Basic EPS	543,000	596,854	$ .91	386,000	583,915	$ .66
Incremental shares under stock plans:
Stock awards		3,382			5,560
Stock options		32,066			29,623
Diluted EPS	$543,000	632,302	$ .86	$386,000	619,098	$ .62

Note 4 -Comprehensive Income

The Company's only item of "other comprehensive income" is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net income	$176	$195	$543	$ 386
Other comprehensive income (loss)	52	(60)	38	(197)

Comprehensive income	$228	$135	$581	$ 189

Note 5 -Impaired Loans

Impaired loans were $1,129,000 and $331,000 at September 30, 2004 and December 31, 2003, respectively. Estimated impairments of $176,000 and $136,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses.

Note 6 -Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation -Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$176,000	$195,000	$543,000	$386,000
Total stock option employee compensation expense determined under fair value based method, net of tax effect	(6,000)	(6,000)	(18,000)	(17,000)
Pro forma net income	$170,000	$189,000	$525,000	$369,000

Earnings per share:
Basic -as reported	$.29	$.33	$.91	$.66
Basic -pro forma	.28	.32	.88	.63
Diluted -as reported	.28	.31	.86	.62
Diluted -pro forma	.27	.30	.83	.60

Note 7 -Commitments

Commitments to extend credit, including lines of credit, totaled $9,955,000 and $11,318,000 at September 30, 2004 and December 31, 2003, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4,866,000 and $1,640,000 at September 30, 2004 and December 31, 2003, respectively. These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Financial Condition

Total assets of the Company at September 30, 2004 were $177.5 million, a 7.8% increase from $164.6 million at December 31, 2003. Increases in loans and loans held for sale were funded primarily by reductions in cash equivalents and investment securities and by increases in deposits and Federal Home Loan Bank advances.

Loans (excluding loans held for sale) were $136.6 million at September 30, 2004, compared to $125.3 million at December 31, 2003, an $11.3 million (9.0%) increase. The increase was attributable to strong loan demand, particularly in the small business segment. Loans to businesses, including real estate and construction, increased 7.4% to $62.5 million at September 30, 2004, compared with $58.2 million at December 31, 2003. Among consumer loans, home equity loans exhibited the strongest growth, increasing 25.5% to $11.8 million at September 30, 2004 from $9.4 million at December 31, 2003. Home equity loans had declined earlier in the mortgage refinance boom, but have grown steadily over the last five quarters, increasing 43.9% from $8.2 million at June 30, 2003.

Loans held for sale at September 30, 2004 included two commercial real estate loans totaling $13.9 million, held for sale to the Alaska Industrial Development and Export Authority ("AIDEA"). Both sales are likely to be completed in the fourth quarter of 2004.

Loans are summarized by category as follows:

(in thousands)	September 30, 2004	December 31, 2003
Real estate:
Permanent:
One- to four-family	$46,296	$46,381
Multifamily	981	1,108
Commercial nonresidential	43,409	39,293
Land	4,024	3,425
Construction:
One- to four-family	4,257	2,330
Commercial nonresidential	2,243	-
Commercial business	18,148	17,817
Consumer:
Home equity	11,819	9,361
Boat	4,219	4,326
Automobile	544	642
Other	703	599
Loans	$136,643	$125,282

Loans held for sale	$ 14,687	$2,938

Deposits increased 5.8% to $146.6 million at September 30, 2004, compared with $138.6 million at December 31, 2003. While the Bank experiences seasonal fluctuations in deposit flows, an analysis of the year-to-year (i.e., September-to-September) trend indicates continuing growth in all categories of deposits except certificates of deposit, as illustrated in the following table:

	At September 30,
(dollars in thousands)	2004	Percent Change	2003	Percent Change	2002
Noninterest-bearing demand	$ 28,629	20.0%	$ 23,844	39.3%	$ 17,120
Interest-bearing demand	34,194	10.8	30,846	2.9	29,981
Total demand	62,823	14.9	54,690	16.1	47,101
Money market	25,318	9.1	23,205	4.4	22,237
Savings	23,897	3.3	23,133	9.9	21,057
Subtotal	112,038	10.9	101,028	11.8	90,395
Certificates of deposit	34,594	(7.7)	37,470	(4.9)	39,415
Total	$146,632	5.9%	$138,498	6.7%	$129,810

The strong increases in noninterest-bearing demand (checking) and money market accounts reflect successful efforts to add small business customers as well as a marketing effort emphasizing these components of the Bank's core deposits. The decrease in certificates of deposit reflects less aggressive pricing for shorter-term deposits as the need for funds has been low.

Results of Operations

Net Income. Net income for the third quarter of 2004 was $176,000 ($.28 per diluted share) compared to $195,000 ($.31 per diluted share) for the third quarter of 2003, a decrease of $19,000 (9.7%). Net income for the first nine months of 2004 was $543,000 ($.86 per diluted share) compared to $386,000 ($.62 per diluted share) for the first nine months of 2003, an increase of $157,000 (40.7%). The first nine months of 2003 included a nonrecurring loss of $85,000 ($51,000 net of tax effect) on the sale of the Bank's office building in Ketchikan, Alaska.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2004	2003	Income Incr. (Decr.)	2004	2003	Income Incr. (Decr.)

Net interest income	$1,948	$1,769	$179	$5,631	$4,955	$676
Noninterest income, excluding mortgage gains	297	284	13	823	806	17
Gain on sale of mortgage loans	60	26	34	228	321	(93)
Provision for loan losses	(150)	(30)	(120)	(300)	(135)	(165)
Noninterest expense, excluding loss on sale of building	(1,862)	(1,724)	(138)	(5,477)	(5,219)	(258)
Pre-tax income before loss on sale of building	293	325	(32)	905	728	177
Income tax	(117)	(130)	13	(362)	(291)	(71)
Income before loss on sale of building	176	195	(19)	543	437	106
Loss on sale of building, net of tax	-	-	-	-	(51)	51
Net income	$ 176	$ 195	$ (19)	$ 543	$ 386	$157

Net Interest Income. Net interest income for the third quarter of 2004 increased $179,000 (10.1%) and for the first nine months of 2004 increased $676,000 (13.6%), each compared with the same periods in 2003. The net increases are attributable to several factors (comparisons are with corresponding periods in 2003):

  Average loans (including held-for-sale) increased significantly, rising $34.2 million (31.1%) for the third quarter and $31.1million (29.2%) for the first nine months.
  The mix of interest-earning assets shifted to loans from relatively lower yielding assets such as investment securities and, particularly, interest-earning deposits in banks. The average balance of interest-earning deposits in banks decreased $19.9 million (79.2%) for the third quarter and $17.2 million (71.7%) for the first nine months.
  Interest income in the first quarter (and first nine months) of 2004 included $25,000 interest recovery from a government guarantee of a loan previously charged off.
  The mix of deposits has continued a gradual shift to lower-cost checking, money market, and savings accounts and away from higher-cost certificates of deposit.

As a result of these and other factors, the net interest margin on total average assets increased to 4.55% in the third quarter of 2004 from 4.40% in the third quarter of 2003. For the first nine months of 2004, the margin increased to 4.51% from 4.17% in the first nine months of 2003.

Provision for Loan Losses. The provision for loan losses was $150,000 for the third quarter and $300,000 for the first nine months of 2004, compared with $30,000 and $135,000, respectively, for the corresponding periods in 2003. The provisions in both periods reflect management's assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Net loan chargeoffs were $98,000 for the third quarter and $123,000 for the first nine months of 2004, compared with $86,000 and $186,000, respectively, for the corresponding periods in 2003. Net chargeoffs for the first nine months of 2004 reflected an $89,000 recovery in the first quarter which resulted from the government guarantee mentioned above.

Noninterest Income. Excluding gains on sale of mortgages, noninterest income increased $13,000 (4.6%) to $297,000 for the third quarter and increased $17,000 (2.1%) to $823,000 for the first nine months of 2004, compared with the same periods in 2003. The increase was net of lower income from mortgage loan servicing, which declined $7,000 (15.9%) in the third quarter and $25,000 (18.1%) for the first nine months of 2004 compared with the same periods in 2003. Servicing income has been unfavorably affected by rapid prepayments during the recent mortgage refinance boom.

Gains on sale of mortgage loans increased $34,000 (130.8%) to $60,000 for the third quarter, but declined by $93,000 (29.0%) to $228,000 for the first nine months of 2004, each compared with the corresponding period in 2003. Mortgage gains are an integral part of the Bank's operations, but tend to be much more variable than other types of revenue because of changes in interest rates and other market conditions and because of management's decisions to retain a greater or lesser portion of the Bank's mortgage production in the portfolio, versus selling such production in the secondary market.

Noninterest Expense. Noninterest expense increased $138,000 (8.0%) for the third quarter and $173,000 (3.3%) for the first nine months of 2004, each compared with the same periods in 2003. However, these comparisons were particularly affected by two factors:

  The first quarter (and first nine months) of 2003 included a nonrecurring pre-tax loss of $85,000 on the sale of the Ketchikan building.

  Repossessed property expense for the first quarter (and first nine months) of 2004 was net of an $80,000 recovery of expenses incurred in previous quarters, resulting from a government guarantee.

Excluding repossessed property expenses and recoveries in both periods and excluding the loss on sale of building in the first quarter of 2003, noninterest expense for the first nine months increased $372,000 (7.2%) compared with the same period in 2003.

The most significant increases were in compensation and benefits, which increased $125,000 (13.4%) for the third quarter and $289,000 (10.2%) for the first nine months as a result of normal pay increases, increased employee incentives, and higher benefit costs. Occupancy and equipment expense increased $17,000 (4.9%) for the third quarter and $107,000 (10.5%) for the first nine months as a result of a variety of improvements to systems and equipment, including more expensive data communications lines. Cost increases were partially offset by lower costs resulting from negotiating a new contract with the Bank's data processing provider.

Asset Quality

Nonaccrual loans were $1.1 million at September 30, 2004, compared with $313,000 at December 31, 2003. Loans with balances totaling $1.1 million and $331,000 at September 30, 2004 and December 31, 2003, respectively, were considered to be impaired. Total estimated impairments of $176,000 and $136,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at September 30, 2004 was a troubled commercial business loan for $1.0 million, collateralized primarily by inventory and equipment. Estimated impairment on this loan was $150,000.

There were no repossessed assets at September 30, 2004, compared with $303,000 at December 31, 2003.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit from the Federal Home Loan Bank of Seattle generally equal to 25% of the Bank's total assets, or approximately $44 million at September 30, 2004, of which $30 million was unused.

At September 30, 2004, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2004. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2004.

Recent Accounting Pronouncements

Significant recent accounting guidance by the Financial Accounting Standards Board ("FASB"), Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the Securities and Exchange Commission ("SEC") are described below, along with the impact of their adoption.

In March 2004, the EITF reached consensus on Issue 03-01 ("EITF 03-01"), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, EITF 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue's guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue's guidance is pending the issuance of a final FASB Staff Position ("FSP") on EITF Issue 03-01-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, which the Board may issue as early as November. This deferral did not change the disclosure guidance which remains effective beginning in 2003. Matters being considered by the FASB which may impact the Company's financial reporting include the accounting, as a component of net income, for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment's value to its original cost.

In December 2003, the AICPA issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which is effective for loans acquired beginning in 2005. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans and securities acquired in business combinations. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 beginning in 2005, but it is not expected to have a material effect on the Company's financial statements.

In March 2004, the SEC released Staff Accounting Bulletin No. 105 ("SAB 105"), "Application of Accounting Principles to Loan Commitments." SAB 105 requires registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options. SAB 105 did not have a material effect on the Company's financial statements.

In March 2004, FASB issued an exposure draft entitled Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. The proposed statement would eliminate the alternative to use Opinion 25's intrinsic value method of accounting. The proposed statement would require public companies to recognize the cost of employee services received based upon the grant-date fair value of those instruments. In September 2004, FASB voted to delay the effective date for public companies making the proposed statement effective beginning in the third quarter of 2005. See Note 6 to the condensed consolidated financial statements for information on the effects of this proposed Statement.

Item 3. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant's disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the registrant's Chief Executive Officer, Chief Financial Officer and other members of the registrant's senior management as of the end of the period covered by this report. The registrant's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    Changes in Internal Controls: In the quarter ended September 30, 2004, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2004, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                                                                                Alaska Pacific Bancshares, Inc.

November 12, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 12, 2004	/s/Roger K. White
Date	Roger K. White
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

Date:	November 12, 2004	/s/Craig E. Dahl
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

Date:	November 12, 2004	/s/Roger K. White
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

November 12, 2004	/s/Craig E. Dahl
Date	Craig E. Dahl
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

November 12, 2004	/s/Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer