Form 10KSB
period 2004-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2005-03-31
CIK 1081860

                                           SECURITIES AND EXCHANGE COMMISSION
                                                                              Washington, D.C. 20549

                                                                        FORM 10-KSB

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934

For the fiscal year ended December 31, 2004 OR

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

The registrant's revenues for the fiscal year ended December 31, 2004 were $10.6 million.

          As of March 27, 2005, there were issued and outstanding 627,754 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." Based on the average of the bid and asked prices for the Common Stock on March 25, 2005, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $11.9 million (575,321 shares at $20.60 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

                                                    DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004 (Parts I and II)

2.        Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one)     Yes              No    X

PART I

Item 1. Description of Business

General

            Alaska Pacific Bancshares, Inc. ("Corporation"), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank ("Alaska Pacific" or the "Bank") upon the Bank's conversion from a federal mutual to a federal stock savings bank ("Conversion"). The Conversion was completed on July 1, 1999. At December 31, 2004, the Corporation had total assets of $163.8 million, total deposits of $137.8 million and stockholders' equity of $16.0 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

            Alaska Pacific was founded as "Alaska Federal Savings and Loan Association of Juneau" in 1935 and changed its name to "Alaska Federal Savings Bank" in October 1993. In connection with the conversion from mutual to stock form, Alaska Pacific changed its name from "Alaska Federal Savings Bank" to its current title. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The FDIC, under the Savings Association Insurance Fund ("SAIF"), currently insures the Bank's deposits, which have been federally insured since 1937. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937.

            Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Bank's business consists primarily of attracting retail deposits from the general public and using those funds to originate one- to four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial real estate loans.

Market Area

            Alaska Pacific's primary market area includes the communities of Juneau, Ketchikan, Sitka, Hoonah, and Yakutat. Alaska Pacific's market area covers 500 miles along the Pacific Ocean coastline from Yakutat in the north to Prince of Wales Island in the south, and encompasses approximately 35,000 square miles of land. The region is home to approximately 74,000 residents who reside in 14 communities. This area has similar economic characteristics; however, there is diversity in some unique industries. With its breathtaking scenery, abundant fishing and wildlife, and numerous recreational activities, Southeast Alaska is a popular tourist destination, and offers several ports of call for cruise ship passengers.

            Alaska Pacific's main office and one other full service branch office are located in Juneau (population approximately 30,711), which is the capital of Alaska. The primary economic sources in Juneau are government, tourism, support services for logging and fish processing, mining and fishing. Juneau's historically active mining industry (primarily gold and silver) is again gaining importance after decades of decline. According to information provided by the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal governments, Bartlett Regional Hospital and the University of Alaska.

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

            Alaska Pacific's newest full service offices (opened in December 2000) are located in Hoonah (population approximately 860) and Yakutat (population approximately 808). The economies of Hoonah and Yakutat are based on timber, commercial fishing, and related activities. As a result of recent and ongoing commercial development, Hoonah is becoming a popular cruise ship port.

Selected Financial Data

            This information contained under the section captioned "Selected Consolidated Financial Information" is incorporated by reference from the 2004 Annual Report to Shareholders ("Annual Report").

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

Lending Activities

            General. At December 31, 2004, Alaska Pacific's loan portfolio (excluding loans held for sale) amounted to $138.4 million, or 85% of total assets at that date.  Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. Over 80% of Alaska Pacific's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific's loan portfolio as of the dates indicated.

(dollars in thousands) December 31,	2004		2003
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$45,198	32.65%	$46,381	37.02%
Multifamily	782	0.56	1,108	0.88
Commercial nonresidential	44,150	31.89	39,293	31.37
Total permanent	90,130	65.10	86,782	69.27
Land	4,499	3.25	3,425	2.73
Construction:
One- to four-family	3,759	2.72	2,330	1.86
Commercial nonresidential	4,453	3.22	-	-
Total construction	8,212	5.94	2,330	1.86
Commercial business	17,670	12.76	17,817	14.23
Consumer:
Home equity	12,287	8.88	9,361	7.47
Boat	4,174	3.02	4,326	3.45
Automobile	514	0.37	642	0.51
Other	947	0.68	599	0.48
Total consumer	17,922	12.95	14,928	11.91
Total loans	138,433	100.00%	125,282	100.00%
Less:
Allowance for loan losses	1,380		1,159
Loans, net	$137,053		$124,123

            One- to Four-Family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to four-family residences located in its primary market area. At December 31, 2004, $45.2 million, or 33%, Alaska Pacific's total loan portfolio consisted of these loans. Alaska Pacific originated $30.4 million and $48.7 million of one- to four-family residential mortgage loans during the years ended December 31, 2004 and 2003, respectively.

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

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2004, $4.7 million, or 10.4%, of Alaska Pacific's one- to four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank's market area, but have increased recently with the advent of "hybrid mortgages," which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

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

            Alaska Pacific requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. Alaska Pacific also requires that fire and casualty insurance, and flood insurance where appropriate, be maintained in an amount at least equal to the outstanding loan balance.

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

            Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2004 and 2003, land loans amounted to $4.5 million and $3.4 million, respectively.

            Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

            Construction Lending. At December 31, 2004, construction loans amounted to $8.2 million, or 5.9% of total loans, all of which were secured by properties located in Alaska Pacific's primary market area. This compares with $2.3 million, or 1.9% of the total loan portfolio at December 31, 2003. The increase is attributable to good demand in the construction area, particularly in commercial construction.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One- to four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million. At December 31, 2004, all construction loans were performing according to the loan terms; the largest, for approximately $2.6 million, was for a commercial property.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $50,000 to $2 million and the largest loan totaled $2.1 million at December 31, 2004 and was performing in accordance with its terms. At December 31, 2004, Alaska Pacific had $782,000 of multifamily residential and $44.2 million of commercial real estate loans, which amounted to 0.6% and 31.9%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%. A substantial portion of Alaska Pacific's multifamily and commercial real estate loans are secured by property located within Alaska Pacific's primary market area.

            Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

            From time to time, Alaska Pacific purchases participations in multifamily and commercial real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $2 million. Such loans are on similar terms and are subject to the same underwriting standards as loans originated by Alaska Pacific.

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

Future growth of commercial real estate loans is restricted due to regulation which generally limits such loans, under Alaska Pacific's federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $65 million at December 31, 2004.

            Commercial Business Lending. At December 31, 2004, commercial business loans amounted to $17.7 million, or 12.8% of total loans. Future growth of commercial business loans is restricted due to regulation which generally limits such loans, under Alaska Pacific's federal thrift charter, to 20% of total assets, or approximately $32.5 million at December 31, 2004.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $50,000 and $750,000. At December 31, 2004, the largest commercial business loan was for $1.1 million, secured equipment and inventory. This loan was restructured during 2004 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2004.

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

            Consumer Lending. At December 31, 2004, consumer loans totaled $17.9 million, or12.9% of total loans, compared to $14.9 million, or 11.9%, of total loans, at December 31, 2003.

            Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific's consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific's consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2004, home equity loans totaled $12.3million, or 8.9% of the total loan portfolio, compared to $9.4 million, or 7.5% of the total loan portfolio at December 31, 2003. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 15 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates.

            At December 31, 2004, consumer boat loans amounted to $4.2 million, or 3.0%, of the total loan portfolio compared to $4.3 million, or 3.5% of the total loan portfolio at December 31, 2003. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

            At December 31, 2004, automobile loans amounted to $514,000, or 0.4%, of the total loan portfolio compared to $642,000, or 0.5% of the total loan portfolio at December 31, 2003. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest. The origination of auto loans has declined in recent years due to dealer financing offered at below-market rates.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $947,000, or 0.7%, of total loans at December 31, 2004, compared to $599,000, or 0.5% of total loans at December 31, 2003.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in Alaska Pacific's portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.
		After	After	After			After 1 Year
(in thousands) December 31, 2004	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One- to four-family	$ 174	$1,172	$ 910	$ 4,065	$38,877	$45,198	$40,603	$ 4,421
Multifamily	-	30	199	-	553	782	30	752
Commercial nonresidential	1,947	515	3,009	9,564	29,115	44,150	1,405	40,798
Land	1,852	967	110	592	978	4,499	956	1,691
Construction:
One- to four-family	2,827	932	-	-	-	3,759	-	932
Commercial nonresidential	4,453	-	-	-	-	4,453	-	-
Commercial business	1,217	1,713	3,854	6,300	4,586	17,670	1,635	14,818
Consumer:
Home equity	477	131	632	3,130	7,917	12,287	9,052	2,758
Boat	31	157	250	1,603	2,133	4,174	3,109	1,034
Automobile	17	163	255	79	-	514	497	-
Other	153	116	139	265	274	947	433	361
Total	$13,148	$5,896	$9,358	$25,598	$84,433	$138,433	$57,720	$67,565

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

            Alaska Pacific has an automated underwriting system for consumer loans, enabling expedited approval of consumer loans at any branch location. This system also enables processing of online loan applications from customers. In addition, Alaska Pacific also has a system for online loan applications for mortgage loans.

            Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific's unimpaired capital and surplus. At December 31, 2004, the loans-to-one-borrower limitation for Alaska Pacific was $2.4 million and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

            Loan Originations, Sales and Purchases. Historically, Alaska Pacific's primary lending activity has been the origination of one- to four-family residential mortgage loans and consumer loans. In recent years, Alaska Pacific has significantly increased its emphasis on the origination of commercial loans.

            Alaska Pacific generally sells loans without recourse and with servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2004, Alaska Pacific's servicing portfolio was $104.4 million. For the year ended December 31, 2004, loan servicing fees totaled $251,000 before amortization of servicing rights.

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

            In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2004, these escrow balances totaled $749,000.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2004	2003
Loans originated:
Real estate:
Permanent:
One- to four-family	$ 30,435	$ 48,676
Multifamily	100	259
Commercial nonresidential	36,708	25,475
Land	3,867	288
Construction:
One- to four-family	7,749	5,170
Multifamily		-
Commercial nonresidential	13,909	1,049
Commercial business	9,661	26,801
Consumer:
Home equity	5,818	4,498
Boat	849	1,041
Automobile	306	336
Other	2,677	3,194
Total loans originated	112,079	116,787
Loans purchased	3,433	3,250
Loans sold	(41,311)	(29,767)
Principal repayments	(62,797)	(73,090)
Foreclosed loans	(54)	(824)
Net increase (decrease) in loans and loans held for sale	$11,350	$ 16,356

            Both loan originations and principal repayments have been significantly impacted by refinance activity and resultant prepayments in the low interest rate environment. A portion of Alaska Pacific's originations in 2004 and 2003 represent refinancing of loans originally made by Alaska Pacific and other lenders.

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2004, Alaska Pacific had $13.4million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. See Note 13 of Notes to the Consolidated Financial Statements included in the Annual Report.

            Loan Origination and Other Fees. Alaska Pacific, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $808,000 of net deferred loan fees at December 31, 2004.

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

(dollars in thousands) December 31,	2004	2003
Loans accounted for on a nonaccrual basis:
Land	$ 55	$ -
Commercial business	1,418	299
Consumer	-	14
Total	1,473	313
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	1,473	313

Repossessed assets	47	303
Total nonperforming assets	$1,520	$616

Nonaccrual and 90 days or more past due loans as a percentage of loans	1.06%	0.25%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.90%	0.19%

Nonperforming assets as a percentage of total assets	0.93%	0.37%

            Gross interest income that would have been recorded for the year ended December 31, 2004 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year was approximately $53,000, and the amount of interest income on these loans that was included in net income for the year was zero.

            Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2004, repossessed assets consisted of a single-family residence with a balance of $47,000.

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

            At December 31, 2004 and 2003, the aggregate amounts of Alaska Pacific's classified and special mention assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2004	2003
Loss	$ -	$ -
Doubtful	182	136
Substandard assets	1,238	545
Special mention	384	664

            At December 31, 2004, assets classified as substandard, doubtful or loss totaled $1.4 million compared to $681,000 at December 31, 2003. Substandard and doubtful assets in 2004 consisted of four commercial business loans totaling $1.3 million, a consumer land loan for $55,000, a consumer home equity loan for $46,000, and a repossessed single family residence for $47,000. Management has estimated potential impairment of $182,000 for these loans in its assessment of the adequacy of the allowance for loan losses at December 31, 2004. The largest loan in the substandard classification was a $1.0 million commercial business loan restructured during 2004 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2004.  The largest component of the 2003 classified assets was $317,000 in commercial business loans.

            Special mention loans of $384,000 at December 31, 2004 consisted primarily of a commercial business loan for $112,000, two residential mortgages totaling $173,000, and a commercial real estate loan with an unguaranteed portion of $90,000. Alaska Pacific believes these loans are adequately secured, but are being monitored carefully.

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

            Management believes that the allowance for loan losses at December 31, 2004 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2004	2003
Allowance at beginning of period	$1,159	$1,152
Provision for loan losses	360	195
Charge-offs:
One- to- four family residential	-	(2)
Commercial business	(204)	(138)
Consumer:
Home equity	(14)	-
Boat	(11)	(62)
Automobile	-	(5)
Other	(1)	-
Total charge-offs	(230)	(207)
Recoveries:
Commercial business		7
Commercial nonresidential	89	-
Consumer:
Boat	2	10
Automobile	-	2
Total recoveries	91	19
Net charge-offs	(139)	(188)
Balance at end of period	$1,380	$1,159

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	1.00%	0.93%

Net charge-offs as a percentage of average loans outstanding during the period	0.10	0.17

Allowance for loan losses as a percentage of nonperforming loans at end of period	93.69	370.29

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.
December 31,	2004			2003
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One- to four-family	$54	0.12%	32.65%	$ 42	0.09%	36.89%
Multifamily	4	0.45	0.56	3	0.27	0.88
Commercial nonresidential	217	0.49	31.89	114	0.33	27.32
Land	9	0.20	3.25	5	0.15	2.73
Construction:
One- to four-family	2	0.07	2.72	1	0.04	1.86
Commercial nonresidential	3	0.07	3.22	-	-	-
Commercial	950	5.38	12.76	891	3.87	18.40
Consumer:
Home equity	83	0.67	8.88	53	0.57	7.47
Boat	53	1.28	3.02	44	1.02	3.45
Automobile	2	0.45	0.37	5	0.78	0.51
Other	3	0.33	0.68	1	0.17	0.48
Total allowance for loan losses	$1,380	1.00%	100.00%	$1,159	0.93%	100.00%

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

            The following table sets forth the composition of Alaska Pacific's investment and mortgage-backed securities portfolios at the dates indicated.
December 31,	2004			2003
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$5,707	$5,788	72.3%	$7,918	$8,089	70.1%
Freddie Mac	869	908	11.0	1,064	1,130	9.4
Ginnie Mae	1,172	1,034	14.8	2,152	1,958	19.1
U.S. agencies and corporations:
Small Business Administration pools	149	147	1.9	158	155	1.4
Total investment securities available for sale	$7,897	$7,877	100.0%	$11,292	$11,332	100.0%

            While management has no specific plans to sell any security, the entire portfolio has been designated as "available-for-sale" at December 31, 2004 and 2003, to allow flexibility in managing the portfolio.

            At December 31, 2004, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $149,000 and the portfolio of mortgage-backed securities had an estimated fair value of $7.7 million.

            At December 31, 2004, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $7.7 million. The mortgage-backed securities portfolio had coupon rates ranging from 3.1% to 9.0% and had a weighted average yield of 3.7% at December 31, 2004.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific's investment and mortgage-backed securities at December 31, 2004.
	Final Maturity or Repricing within:
	One Year or Less		Over Ten Years		Total
(dollars in thousands) December 31, 2004	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Mortgage-backed securities:
Fannie Mae	$2,769	1.6%	$3,019	4.7%	$5,788	3.2%
Freddie Mac	908	1.8	-	-	908	1.8
Ginnie Mae	100	2.2	934	8.9	1,034	8.2
U.S. agencies and corporations:
Small Business Administration pools	147	4.6	-	-	147	4.6
Total investment securities available for sale	$3,924	1.7%	$3,953	5.7%	$7,877	3.7%

            Alaska Pacific's investment policy permits investment in "off balance sheet" derivative instruments such as "forwards," "futures," "options" and "swaps" used as hedges; however, Alaska Pacific has not utilized such instruments.

            As a member of the Federal Home Loan Bank of Seattle, the Bank is required to own capital stock in the Federal Home Loan Bank of Seattle.  The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of Seattle outstanding advances.  The redemption of any excess stock held by the Bank is at the discretion of the Federal Home Loan Bank of Seattle.  The carrying value of Federal Home Loan Bank of Seattle stock totaled $1.8 million and produced a weighted-average-yield of 3.2% for the year ended December 31, 2004.  The yield on the Federal Home Loan Bank of Seattle stock is paid through stock dividends, that are subject to the discretion of the board of directors of the Federal Home Loan Bank of Seattle, and was negatively affected by the Federal Home Loan Bank of Seattle's suspension of dividends on its common stock during the fourth quarter of 2004.  The Federal Home Loan Bank of Seattle announced its intention to resume the payment of dividends to its shareholders in the first quarter of 2005 at a rate of 1.63%, a more modest level than that paid in 2004.  Stock ownership in the Federal Home Loan Bank of Seattle is expected to remain stable or increase in response to the Bank's borrowing needs.

            At December 31, 2004, Alaska Pacific's investment in the common stock of the FHLB of Seattle (carrying and fair values of $1.8 million) had an aggregate book value in excess of 10% of Alaska Pacific's total equity.

            Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders' equity at December 31, 2004.

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

            Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific's primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific's deposit mix and pricing is generally reviewed weekly. Alaska Pacific does not have significant brokered deposits. Deposits from municipalities and other public entities were approximately $7 million at December 31, 2004.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as stockholder of the Bank. Substantially all of the Bank's depositors are residents of the State of Alaska.

            The following table sets forth information concerning Alaska Pacific's time deposits and other interest-bearing deposits at December 31, 2004.
Weighted Average Interest Rate	Term	Category	Amount (in thousands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$22,680	$ 100	16.46%
0.34	N/A	Interest-bearing demand	32,034	100	23.25
0.83	N/A	Money market deposit accounts	24,961	3,500	18.12
0.55	N/A	Savings accounts	23,878	100	17.33

		Certificates of Deposit
0.40	Seven days	Fixed-rate	944	500	0.68
0.50	One month	Fixed-rate	189	500	0.14
0.60	Two months	Fixed-rate	51	500	0.04
0.79	Three months	Fixed-rate	1,430	500	1.04
1.06	Six months	Fixed-rate	4,062	500	2.95
1.10	Nine months	Fixed-rate	194	500	0.14
1.32	One year	Fixed-rate	8,254	500	5.99
1.54	18 months	Fixed-rate	557	500	0.40
2.07	Two years	Fixed-rate	2,577	500	1.87
2.96	Three years	Fixed-rate	3,033	500	2.20
4.30	Four years	Fixed-rate	342	500	0.25
4.26	Five years	Fixed-rate	5,934	500	4.31
1.68	Gold minor one year	Fixed-rate	2,043	500	1.49
8.00	Deferred Comp one year	Fixed-rate	1,014	500	0.73
1.54	One year	Variable-rate	1,039	500	0.75
1.98	2-1/2 years	Variable-rate	2,568	500	1.86
		TOTAL	$137,784		100.00%

            The following table indicates the amount of Alaska Pacific's jumbo certificates of deposit by time remaining until maturity as of December 31, 2004. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit (in thousands)
Three months or less	$2,932
Over three through six months	641
Over six through twelve months	1,379
Over twelve months	2,636
Total	$7,588

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of savings accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2004			2003
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$22,680	16.46%	$2,637	$20,043	14.46%
Interest-bearing demand accounts	32,034	23.25	(186)	32,220	23.24
Money market deposit accounts	24,961	18.12	(12)	24,973	18.02
Savings accounts	23,878	17.33	(347)	24,225	17.48
Fixed-rate certificates which mature :
Within 1 year	19,861	14.41	(2,487)	22,348	16.12
After 1 year, but within 2 years	5,709	4.14	3,002	2,707	1.95
After 2 years, but within 5 years	5,054	3.67	(2,550)	7,604	5.49
Variable 1 rate certificates which mature:
Within 1 year	1,867	1.36	(891)	2,758	1.99
After 1 year, but within 2 years	1,080	0.78	291	789	0.57
After 2 years, but within 5 years	660	0.48	(285)	945	0.68
Total	$137,784	100.00%	$ (828)	$138,612	100.00%

Time Deposits by Rates

            The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.

(In thousands) December 31,	2004	2003
0.00 - 0.99%	$ 3,481	$ 9,205
1.00 - 1.99%	18,122	15,903
2.00 - 2.99%	2,930	2,044
3.00 - 3.99%	5,769	5,928
4.00 - 4.99%	1,375	1,154
5.00 - 5.99%	589	898
6.00 - 6.99%	952	1,032
7.00% and over	1,013	987
Total	$34,231	$37,151

Time Deposits by Maturities

            The following table sets forth the amount and maturities of time deposits at December 31, 2004.

	Amount Due
(dollars in thousands)	Less Than 1 Year	Over 1 And Less Than 2 Years	Over 2 And Less Than 3 Years	Over 3 And Less Than 4 Years	Over 4 Years	Total
0.00 - 0.99%	$ 3,478	$ -	$ -	$ -	$ 3	$ 3,481
1.00 - 1.99%	15,390	2,053	679	-	-	18,122
2.00 - 2.99%	1,666	514	736	14	-	2,930
3.00 - 3.99%	99	2,321	229	2,252	868	5,769
4.00 - 4.99%	116	339	259	-	661	1,375
5.00 - 5.99%	96	493	-	-	-	589
6.00 - 6.99%	883	69	-	-	-	952
7.00% and over	-	1,000	13	-	-	1,013
Total	$21,728	$6,789	$1,916	$2,266	$1,532	$34,231

Deposit Activities and Other Sources of Funds

            The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2004	2003
Beginning balance	$138,612	$132,681

Net deposits (withdrawals) before interest credited	(2,009)	4,466
Interest credited	1,181	1,465
Net increase (decrease) in deposits	(828)	5,931

Ending balance	$137,784	$138,612

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific's lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2004, Alaska Pacific had a borrowing capacity of approximately $40.6 million with the FHLB of Seattle, of which $32.3 million was unused compared with $40.7 million and $31.5 million, respectively, at December 31, 2003.

            The following table sets forth certain information regarding Alaska Pacific's advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2004	2003
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$14,105	$10,000
Average outstanding during the year	9,229	9,457
Balance outstanding at end of year	8,333	9,219

Approximate weighted average rate paid:
Average during the year	4.81%	4.82%
At end of year	4.99	4.82

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

            The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Bank and its operations

Regulation and Supervision of Savings Institutions

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

            The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

            All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the year ended December 31, 2004 was $49,000.

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

            As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2004, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 4.1% and were 3.2% for the year ended December 31, 2004.  For the year ended December 31, 2004, the Bank received $56,000 in dividends from the FHLB of Seattle.

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

            Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.70 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

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

            At December 31, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

            Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2004, the Bank met the test, with a ratio of 80.2%.

            Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an insitution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " - Savings and Loan Holding Company Regulations."

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.  At December 31, 2004, the Bank had tangible capital of $15.1 million, or 9.29% of adjusted total assets, which is approximately $12.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 4% of adjusted total assets, unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2004, the Bank had core capital equal to $15.1 million, or 9.29% of adjusted total assets, which is $8.6million above the minimum leverage ratio requirement of 4% in effect on that date.

            The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 Risk-Based"). At December 31, 2004, the Bank had Tier 1 risk-based capital of $15.1 million, or 12.45% of risk-weighted assets, which is approximately $10.2million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

            On December 31, 2004, the Bank had total risk-based capital of approximately $16.3 million, including $15.1 million in core capital and $1.2 million in qualifying supplementary capital, and risk-weighted assets of $121.2 million, or total capital of 13.42% of risk-weighted assets. This amount was $6.6 million above the 8% requirement in effect on that date.

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

            Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  The Bank may pay dividends to the Corporation in accordance with this general authority.

            Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See "-Capital Requirements."

            Liquidity.  All savings institutions, including the Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

            Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral or guaranteed by a government agency. At December 31, 2004, the Bank's limit on loans to one borrower was $2.4 million. At December 31, 2004, the Bank's largest single loan to one borrower was $2.6 million, but was substantially guaranteed by a government agency. The loan was performing according to its original terms.

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

            On April 1, 2004, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

            In addition, OTS regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

            Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2004, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

            Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined in 2004 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

Regulation and Supervision of the Corporation

            General.  The Corporation is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

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

            Activities Restrictions. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

            The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

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
  Financial institutions must implement a risk-based customer identification program in connection with opening new accounts.  The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.
  Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
  Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country, and will be subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.
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

TAXATION

Federal Taxation

            General. The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

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

            Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

            Dividends-Received Deduction. The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

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

Subsidiary Activities

            As of December 31, 2004, Alaska Pacific did not own any active subsidiaries.

Executive Officers

            The following table sets forth certain information with respect to the executive officers of the Corporation and the Bank:

	Age at December 31,	Position
Name	2004	Corporation	Bank
Craig E. Dahl	55	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Lisa Corrigan	45	Executive Vice President and	Executive Vice President and
		Chief Operating Officer	Chief Operating Officer

Roger K. White	54	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	57	--	Senior Vice President and
			Chief Lending Officer

            The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

            Craig E. Dahl joined the Bank in 1992 and is the former President of the B.M. Behrends Bank in Juneau, Alaska.

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

            John E. Robertson joined the Bank in December 2002. Mr. Robertson previously held the position of Senior Relationship Manager at ABN Amro Bank.

Personnel

            As of December 31, 2004, the Bank had 67 full-time and nine part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

Item 2. Description of Property

            The following table sets forth certain information regarding Alaska Pacific's offices at December 31, 2004.

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
(3)  Lease expires in November 2013, with option to renew for two consecutive five-year options to renew.
(4)  Lease expired in December 2004, and continues month-to-month thereafter.

            Alaska Pacific maintains nine automated teller machines including five in the Juneau area, two in the Sitka area, and one each at the Ketchikan and Hoonah branch offices. At December 31, 2004, the net book value of Alaska Pacific's properties and its fixtures, furniture and equipment was $2.2 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

            The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

            During the year ended December 31, 2004, the Corporation has made no purchases of its own stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

            The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

            Independent Auditors Report on Consolidated Financial Statements for the years ended December 31, 2004 and 2003*

                        (a) Consolidated Statements of Financial Condition as of December 31, 2004 and 2003*
                        (b) Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003*
                        (c) Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2004 and 2003*
                        (d) Consolidated Statements of Cash Flows For the Years Ended December 31, 2004 and 2003*
                        (e) Notes to Consolidated Financial Statements*

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

Item 8A. Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Bank's senior management within the 90-day period preceding the filing date of this annual report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the year ended December 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 8B. Other Information

           There was no information to be disclosed by the Corporation in a report on Form 8-K during the fourth quarter of fiscal 2004 that was not so disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference.

            Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

           The Audit Committee consisting of Directors Milner (Chairman), Grant, Grummett and McDowell is responsible for reviewing the internal auditors' report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Corporation's independent auditors.  The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined in the SEC's Regulation S-B, by the Savings Bank's Board of Directors.  Director Milner is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

            The Board of Directors adopted a Code of Ethics for the Corporation's officers (including its senior financial officers), directors, and employees. The Code of Ethics requires the Corporation's officers, directors, and employees to maintain the highest standards of professional conduct. The Corporation has elected to provide a copy of its Code of Ethics without charge to anyone who requests it.

Item 10. Executive Compensation

            The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of December 31, 2004.
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	60,320	$10.19	-
Restricted stock plan	5,195	N/A	-

Equity compensation plans not approved by security holders	-		-
Total	65,515		-

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
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

1.   Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).
2.   Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the       registrant's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
3.   Incorporated by reference to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
4.   Incorporated by reference to the registrant's annual meeting proxy statement dated May 5, 2000.
5.   Incorporated by reference to the registrant's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
6.   Incorporated by reference to the registrant's annual meeting proxy statement dated April 11, 2004.

Item 14. Principal Accountant Fees and Services

            The information set forth under the section captioned "Proposal II -- Approval of Appointment of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 29, 2005, on its behalf by the undersigned, thereunto duly authorized.

ALASKA PACIFIC BANCSHARES, INC.

/s/Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2005 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Craig E. Dahl	/s/Roger K. White
Craig E. Dahl	Roger K. White
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/Roger Grummett	/s/Hugh N. Grant
Roger Grummett	Hugh N. Grant
Chairman of the Board and Director	Director

/s/Avrum M. Gross	/s/Deborah R. Marshall
Avrum M. Gross	Deborah R. Marshall
Director	Director

/s/Eric McDowell	/s/Scott C. Milner
Eric McDowell	Scott C. Milner
Director	Director

/s/ Marta Ryman	/s/William J. Schmitz
Marta Ryman	William J. Schmitz
Director	Director

Exhibit 13

Annual Report to Stockholders

Alaska Pacific Bancshares, Inc.

Annual Report
2004

Contents

Message to Shareholders
Business of the Company
Common Stock Information
Selected Consolidated Financial Information
Management's Discussion and Analysis of Financial Condition and Results of Operations
Independent Auditors' Report
Consolidated Financial Statements
Notes to Consolidated Financial Statements
Corporate Information

Message to Shareholders

It is my pleasure to present the 2004 annual report to shareholders of Alaska Pacific Bancshares, Inc., the parent company of Alaska Pacific Bank. When we hold our annual meeting in May, the bank will be in the midst of celebrating 70 years of service to the people of Southeast Alaska. There are but a few aspects of today's business model that are the same as when we first opened our doors in 1935. Our original mission, providing home loans to the families in our market, continues to be a major part of our business, but home loans are now a part of the complete array of personal and business loans and services that help define us as a full service community bank.

The bank performed well in 2004, posting a before-tax profit of $1.18 million, its second best year, lagging the best year by only $5,000. The year ended with total assets of $163.8 million, slightly lower than the $164.6 million the previous year. Net loans continued to increase, ending just over $137 million, up $13 million over 2003, while deposit levels ended at $137.8 million, slightly below year-end 2003.

In 2004 we felt the impact of the home loan refinance boom slowing considerably as the prospect of rising interest rates cooled the market. While mortgage rates remained at low levels, we saw our mortgage loan originations return to more normal levels, dropping from $48.7 million in 2003 down to $30.4 million in 2004.

At the same time, the bank's commercial and consumer lending team generated an impressive $81.6 million in commercial and consumer loans compared to $68.1 the year before, resulting in the net increase in loans for the year. This shift to more commercial and consumer lending has pushed the proportion of mortgages in the loan portfolio from 36.9% in 2003 down to 32.6% at year end. This decrease in long-term, fixed-rate loans in the portfolio is in line with the bank's business plan to ensure the loan portfolio is more rate sensitive as interest rates begin to trend upward.

On the liability side of the balance sheet, we saw deposit levels stabilize compared to last year's increase of 4.5%. We continued to increase the percentage of noninterest-bearing checking accounts with good progress on commercial deposits (which tend to be at their lowest point at year end in this market) as well as more consumer noninterest checking as a result of introducing our new free checking account mid-year.

A great amount of time, effort and money has been spent in 2004 and continuing into 2005 as we comply with the various components of the Sarbanes-Oxley legislation. Compliance with section 404 has proven to be the most onerous for small public companies as they and their auditors tackle the difficult requirements for documenting and assessing financial controls.

Management's Discussion and Analysis of Financial Condition and Results of Operations, along with the financial statements and footnotes, provides a thorough discussion of each financial component and is intended to help you, the shareholder, understand our business. Please take the time to read all of the information provided in this report.

In the final analysis, we are very pleased with the performance of the bank and want to thank the officers and staff who have established and maintained a reputation of serving this very unique market with professional, local service.

So, as we move into our 70th year, we remain steadfast in our commitment to providing personal, local service to our customers, and in turn fulfill our responsibilities to you, the shareholder.

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

Common Stock Information

The Company's common stock is traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "AKPB." As of December 31, 2004, there were approximately 560 stockholders of record and 627,754 shares outstanding (including 18,007 unearned Employee Stock Ownership Plan ("ESOP") shares and 3,034 unvested shares issued as restricted stock awards). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the institution's mutual-to-stock conversion.

The following table sets forth market price information of the Company's stock for 2003 and 2004.
	Market Price
Years Ended December 31,	High	Low	Dividends

2003:
First Quarter	$19.75	$16.50	$0.06
Second Quarter	20.00	18.10	0.07
Third Quarter	21.00	18.80	0.07
Fourth Quarter	20.65	19.65	0.07

2004:
First Quarter	26.00	20.00	0.07
Second Quarter	23.26	18.30	0.07
Third Quarter	22.00	18.50	0.07
Fourth Quarter	22.25	20.00	0.07

Selected Consolidated Financial Information

This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report.
Financial Condition Data:
(in thousands) December 31,	2004	2003	2002	2001	2000
Total assets	$163,786	$164,559	$154,339	$154,572	$135,465
Loans	138,433	125,282	107,274	111,192	105,624
Allowance for loan losses	1,380	1,159	1,152	939	788
Loans, net	137,053	124,123	106,122	110,253	104,836
Loans held for sale	1,137	2,938	4,590	995	735
Investment securities available for sale	7,897	11,292	8,076	12,351	16,257
Cash, due from banks, and interest-earning deposits in banks	11,628	19,126	28,229	23,886	6,847
Deposits	137,784	138,612	132,681	126,309	107,989
Federal Home Loan Bank advances	8,333	9,219	5,000	13,000	13,400
Shareholders' equity	16,005	15,257	14,967	12,991	12,383

Operating Data:
(in thousands) Year ended December 31,	2004	2003	2002	2001	2000
Interest income Interest expense	$9,201	$8,628	$9,315	$10,582	$9,843
	1,625	1,921	2,453	4,441	4,398
Net interest income	7,576	6,707	6,862	6,141	5,445
Provision for loan losses	360	195	370	210	395
Net interest income after provision for loan losses	7,216	6,512	6,492	5,931	5,050
Noninterest income Noninterest expense	1,386	1,388	1,272	1,212	813
	7,422	7,062	6,579	6,683	5,744
Income before income tax	1,180	838	1,185	460	119
Provision for income tax (benefit)	472	335	(592)	-	-
Net income	$ 708	$ 503	$1,777	$ 460	$ 119

Net income per share:
Basic	$1.18	$0.86	$3.10	$0.82	$0.20
Diluted	1.12	0.81	2.98	0.80	0.20

Other Data:
December 31,	2004	2003	2002	2001	2000
Number of:
Real estate loans outstanding	704	842	854	924	896
Deposit accounts	12,863	12,842	13,369	13,735	13,434
Full service offices	7	7	7	7	9

Key Financial Ratios:
At and for Year ended December 31,	2004	2003	2002	2001	2000
Performance ratios:
Return on average assets	0.42%	0.32%	1.21%	0.32%	0.09%
Return on average equity	4.54	3.34	12.93	3.63	0.96
Interest rate spread (1)	4.60	4.25	4.66	4.04	4.18
Net interest margin:
On average earning assets	4.84	4.50	4.97	4.51	4.63
On average total assets	4.54	4.20	4.66	4.23	4.32
Average interest-earning assets to average interest-bearing liabilities	123.59	120.05	117.50	114.49	112.08
Noninterest expense as a percent of average total assets	4.45	4.42	4.47	4.60	4.55
Efficiency ratio (2)	85.91	91.11	84.29	95.73	93.50

Asset Quality Ratios:
Nonaccrual loans as a percent of net loans	1.07	0.25	1.67	1.23	0.79
Nonperforming assets as a percent of total assets	0.93	0.37	1.27	0.99	0.69
Allowance for losses as a percent of total loans	1.00	0.93	1.07	0.84	0.75
Allowance for losses as a percent of nonperforming loans	93.69	370.29	64.83	69.09	94.60
Net chargeoffs to average loans	0.10	0.17	0.14	0.05	0.18

Equity Ratios:
Total equity to assets	9.77	9.27	9.70	8.40	9.14
Average equity to average assets	9.36	9.42	9.34	8.73	9.81

(1) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities
(2) Noninterest expense as a percent of the sum of net interest income and noninterest income, excluding gains on sale of loans and investments.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to "2004" or "2003" indicate the year ended December 31, 2004 or 2003.

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

Forward-Looking Statements

This annual report contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all "forward-looking statements" contained in this annual report. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Company's ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

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

Financial Condition

Total assets were $163.8 million at December 31, 2004, compared with $164.6 million at December 31, 2003. The small decrease was the result of growth in loans, offset by decreases in investments and cash equivalents.

Loans increased $13.1 million, or 10.5%, to $138.4 million at December 31, 2004 from $125.3 million at December 31, 2003. Loan demand continued to be strong in 2004, and further growth is expected in 2005.

Following is a comparison of the composition of the portfolio (excluding loans held for sale) at both dates:

(dollars in thousands) December 31,	2004		2003
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One- to four-family	$ 45,198	32.65%	$ 46,381	37.02%
Multifamily	782	0.56	1,108	0.88
Commercial nonresidential	44,150	31.89	39,293	31.37
Land	4,499	3.25	3,425	2.73
Construction:
One- to four-family	3,759	2.72	2,330	1.86
Commercial nonresidential	4,453	3.22	-	-
Commercial business	17,670	12.76	17,817	14.23
Consumer:
Home equity	12,287	8.88	9,361	7.47
Boat	4,174	3.02	4,326	3.45
Automobile	514	0.37	642	0.51
Other	947	0.68	599	0.48
Total loans	138,433	100.00%	125,282	100.00%
Less:
Allowance for loan losses	1,380		1,159
Loans, net	$137,053		$124,123

Commercial nonresidential real estate increased $4.9 million, or 12.4%, during 2004, reaching 31.9% of the loan portfolio at the end of the year. The increase resulted from loan demand brought about by continuing marketing efforts to small businesses, as well as the purchase of participations in loans from other banks. In addition, commercial construction loans increased from zero at the end of 2003 to $3.8 million, or 3.2% of the portfolio, at the end of 2004.

Following is a summary of loans originated and purchased:

(in thousands) Year ended December 31,	2004	2003
Loans originated:
Real estate:
Permanent:
One- to four-family	$ 30,435	$ 48,676
Multifamily	100	259
Commercial nonresidential	36,708	25,475
Land	3,867	288
Construction:
One- to four-family	7,749	5,170
Multifamily	-	-
Commercial nonresidential	13,909	1,049
Commercial business	9,661	26,801
Consumer:
Home equity	5,818	4,498
Boat	849	1,041
Automobile	306	336
Other	2,677	3,194
Total loans originated	112,079	116,787
Loans purchased	3,433	3,250
Total loans originated and purchased	$115,512	$120,037

Cash and cash equivalents decreased $7.5 million to $11.6 million at December 31, 2004, compared to $19.1 million at December 31, 2003. The decrease was primarily the result of the increase in loans, partly offset by a decrease in investments. Balances in excess of current needs are intended to be used primarily to fund growth in loans and investment securities in 2005.

Available-for-sale securities decreased $3.4 million to $7.9 million at December 31, 2004, compared to $11.3 million at December 31, 2003. The decrease was the result of principal reductions on mortgage-backed securities, due to prepayments as well as contractual payments in the underlying mortgages.

Premises and equipment at December 31, 2004 increased slightly to $2.2 million, from $2.1 million at December 31, 2003. The increase was the result of normal additions, offset by depreciation.

Total deposits decreased 0.6% to $137.8 million at December 31, 2004 from $138.6 million at December 31, 2003. As a result of continuing efforts to increase noninterest checking accounts of both businesses and consumers, noninterest-bearing demand deposits increased by $2.7 million, or 13.5%, to $22.7 million at December 31, 2004 from $20.0 million at December 31, 2003. This increase was offset by a $2.9 million, or 7.8%, decrease in certificates of deposit. The decline in certificates of deposit was primarily due to less aggressive pricing.

FHLB advances decreased to $8.3 million at December 31, 2004 from $9.2 million at December 31, 2003 as a result of scheduled principal reductions on amortizing advances.

Results of Operations

Net Income. Net income increased by $205,000, or 40.8%, to $708,000 for 2004, compared with $503,000 for 2003. Income for 2003 was adversely affected by a nonrecurring $85,000 loss ($51,000 net of income tax effect) on the sale of the bank's office building in Ketchikan, Alaska. Excluding this loss, income before income tax was $1,180,000 in 2004, an increase of $257,000, or 27.8%, from $923,000 in 2003. The increase is attributable primarily to increased net interest income, partly offset by increases in noninterest expense and the provision for loan losses. For purposes of comparison, pre-tax income may be separated into major components as follows:

			Income Increase
(in thousands) Year ended December 31,	2004	2003	(Decrease)
Net interest income	$7,576	$6,707	$869
Gain on sale of mortgage loans	323	344	(21)
Other noninterest income	1,063	1,044	19
Net revenues	8,962	8,095	867
Noninterest expense, excluding loss on sale of building	(7,422)	(6,977)	(445)
Subtotal	1,540	1,118	422
Provision for loan losses	(360)	(195)	(165)
Pre-tax income, excluding branch closure costs	1,180	923	257
Loss on sale of building	-	(85)	85
Income before income tax	$1,180	$ 838	$342

Net Interest Income. Net interest income increased $869,000, or 13%, to $7.6 million in 2004 from $6.7 million in 2003. The increase is due to a combination of factors. See the table in "Average Balances, Interest and Average Yields/Cost" elsewhere in this discussion.

A primary factor contributing to the growth in net interest income was growth in the loan portfolio. Average loans (including held for sale) increased $29.1 million, or 26.4%, to $139.2 million in 2004 from $110.1 million in 2003. At the same time, lower-yielding assets - investment securities and interest-earning deposits in banks - decreased both in dollars as well as a percent of earning assets. As a result, total interest income increased by $573,000 and the overall yield on average assets increased to 5.88% in 2004 from 5.79% in 2003, even as interest rates generally declined in the loan and investment portfolios.

Total interest expense decreased $296,000, or 15.4%, to $1.6 million in 2004 from $1.9 million in 2003. The decrease is attributable not only to lower average market interest rates, but also to a gradual shift away from relatively high-cost certificates of deposit to relatively low-cost demand and savings deposits. The overall cost of interest-bearing liabilities decreased to 1.28% in 2004 from 1.55% in 2003. Following is a comparison of the composition of average deposits and borrowings for 2004 and 2003:

(dollars in thousands) Year ended December 31,	2004		2003
Average daily balance of:
Noninterest-bearing demand deposits	$ 22,373	15.0%	$ 18,130	12.8%
Interest-bearing demand deposits	32,000	21.5	30,569	21.5
Money market accounts	25,634	17.2	23,238	16.3
Savings accounts	24,062	16.2	23,048	16.2
Certificates of deposit	35,658	23.9	37,725	26.5
FHLB advances	9,229	6.2	9,457	6.7
Total average deposits and borrowings	$148,956	100.0%	$142,167	100.0%

Thus, changes in the mix of both assets and liabilities enabled an increase in interest income and a decrease in interest expense, resulting in an improvement in the net interest margin on interest-earning assets to 4.84% in 2004 from 4.50% in 2003. Similarly, the net interest margin on total assets increased to 4.54% in 2004 from 4.20% in 2003.

Noninterest Income. Total noninterest income was virtually unchanged at $1.4 million in 2004 and i2003.

Gains on sale of mortgage loans decreased $21,000, or 6.1%, to $323,000 in 2004 from $344,000 in 2003. Similar to national trends, one- to four-family mortgage originations decreased during 2004, amounting to $30.4 million compared with $48.7 million in 2003, a 38% decrease. Partially offsetting the lower volume in sales of one- to four-family mortgages, however, the Bank originated and sold participations in several commercial real estate loans totaling $17.8 million, with gains of $54,000.

Excluding gains on sale of mortgage loans, noninterest income increased $19,000, or 1.8%, to $1,063,000 in 2004 compared with $1,044,000 in 2003. The net increase is primarily attributable to increased service charges.

Noninterest Expense. Noninterest expense increased $360,000, or 5.1%, to $7.4 million in 2004 from $7.1 million in 2003. In addition to normal cost increases, the increase reflects management's emphasis on investing in sales and support staff and in marketing efforts to enable greater penetration into the small business and consumer markets. As a result, compensation and benefits expense increased 11.4% to $4.2 million in 2004 from $3.7 million in 2003. Marketing and public relations expense increased 21.2% to $275,000 in 2004 from $226,000 in 2003.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses increased to $360,000 for 2004 compared to $195,000 for 2003. The provisions for both years were considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses increased $221,000, or 19.1%, to $1,380,000 at December 31, 2004 from $1,159,000 at December 31, 2003. The provisions and the resulting allowance are reflective of numerous factors, including the following:

  Loan losses. Net loan chargeoffs were $139,000 (0.10% of total loans) in 2004 compared with $188,000 (0.15% of total loans) in 2003.
  Growth and composition of the portfolio. Total loans increased $13.1 million to $138.4 million at December 31, 2004, compared with $125.3 million at December 31, 2003. This net increase, however, reflects gradual changes in composition away from single-family mortgages, moving to a greater proportion of loans to businesses. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.
  Management analysis of potential problem loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectibility may not be assured. Such loans increased to $1.1 million (0.8% of total loans) at December 31, 2004, compared with $1.0 million (0.8% of total loans) at December 31, 2003. Of these, estimated loan impairments of approximately $182,000 and $136,000 were specifically considered in the assessment at December 31, 2004 and 2003, respectively.
  Nonperforming and classified loans. Nonaccrual loans increased to $1.5 million (1.1% of total loans) at December 31, 2004, from $313,000 (0.2% of total loans) at December 31, 2003. Loans classified as "substandard" or "doubtful" increased to $1.4 million (1.1% of total loans) at December 31, 2004, from $378,000 (0.3% of total loans) at December 31, 2003.
  Economic conditions. Management considered known economic conditions in each of the geographic areas in which the Bank makes loans. For the last several years, Southeast Alaska's economy has been relatively "flat" but stable, and management knows of no current economic conditions that warrant expectations of significant decline in the Bank's markets. However, uncertainties in both the national and local economies have been considered in assessing the allowance.

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
(dollars in thousands) Year ended December 31,		2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$139,247	$8,798	6.32%	$110,125	$7,684	6.98%
Investment securities (1)	11,403	336	2.95	16,383	712	4.35
Interest-earning deposits in banks	5,788	67	1.16	22,398	232	1.04
Total interest-earning assets	156,438	9,201	5.88	148,906	8,628	5.79
Allowance for loan losses	(1,318)			(1,172)
Cash and due from banks	6,018			5,732
Other assets	5,584			6,140
Total assets	$166,722			$159,606

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$ 32,000	$ 97	0.30%	$ 30,569	$ 143	0.47%
Money market	25,634	211	0.82	23,238	241	1.04
Savings	24,062	132	0.55	23,048	181	0.79
Certificates of deposit	35,658	741	2.08	37,725	900	2.39
Total interest-bearing deposits	117,354	1,181	1.01	114,580	1,465	1.28
Borrowings	9,229	444	4.81	9,457	456	4.82
Total interest-bearing liabilities	126,583	1,625	1.28	124,037	1,921	1.55
Noninterest-bearing demand deposits	22,373			18,130
Mortgage escrows	1,255			1,247
Other liabilities	909			1,153
Shareholders' equity	15,602			15,039
Total liabilities and shareholders' equity	$166,722			$159,606

Net interest income		$7,576			$6,707

Interest rate spread			4.60%			4.25%

Net interest margin:
On average interest-earning assets			4.84%			4.50%
On average total assets			4.54			4.20

Ratio of average interest-earning assets to average interest-bearing liabilities	123.59%			120.05%

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
(in thousands) Year ended December 31, 2004 compared with 2003	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(726)	$2,032	$(192)	$1,114
Investment securities	(229)	(216)	69	(376)
Interest-earning deposits in banks	27	(172)	(20)	(165)
Total net change in interest income	(928)	1,644	(143)	573

Interest-bearing liabilities:
Interest-bearing demand accounts	(50)	7	(3)	(46)
Money market accounts	(50)	25	(5)	(30)
Savings accounts	(55)	8	(2)	(49)
Certificates of deposit	(116)	(49)	6	(159)
Borrowings	(1)	(11)	-	(12)
Total net change in interest expense	(272)	(20)	(4)	(296)

Net change in net interest income	$(656)	$1,664	$(139)	$869

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.
	At December 31,	For the Year Ended December 31,
	2004	2004	2003

Weighted average yield on:
Loans	6.49%	6.32%	6.98%
Investment securities	2.40	2.95	4.35
Interest-earning deposits in banks	2.15	1.16	1.04
Total interest-earning assets	6.12	5.88	5.79

Weighted average rate paid on:
Interest-bearing demand accounts	0.37	0.30	0.47
Money market accounts	0.85	0.82	1.04
Savings accounts	0.55	0.55	0.79
Certificates of deposit	2.26	2.08	2.39
Total interest-bearing deposits	1.06	1.01	1.28
Borrowings	4.99	4.81	4.82
Total interest-bearing liabilities	1.33	1.28	1.55

Interest rate spread	4.79	4.60	4.25

Net interest margin on:
Average interest-earning assets	5.04	4.84	4.50
Average total assets	4.71	4.54	4.20

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

In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into its risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than "normal" level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank's regulatory capital levels at December 31, 2004, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2004, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.
(dollars in thousands)	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point ("bp") Change in Rates	Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300 bp	$21,106	$ (1,720)	(8)%	12.62%	(77) bp
200	21,987	(840)	(4)	13.04	(35)
100	22,719	(108)	-	13.37	(1)
0	22,826	-	-	13.39	-
(100)	22,040	(786)	(3)	12.94	(45)

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

The above table illustrates, for example, that at December 31, 2004 an instantaneous 200 basis point increase in market interest rates would reduce the Bank's net portfolio value by $840,000, or 4%, and an instantaneous 100 basis point decrease in market interest rates would reduce the Bank's net portfolio value by $786,000, or 3%.

The following table summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points upward or 100 basis points downward.
	December 31,2004	September 30, 2004	December 31, 2003
Pre-shock net portfolio value ratio	13.39%	12.64%	12.17%
Post-shock net portfolio value ratio	12.94%	11.41%	11.72%
Decline in net portfolio value ratio	45 bp	123 bp	45 bp

The calculated risk exposure measures indicate that the Bank's interest-rate risk at December 31, 2004 is at approximately the same level as the previous year end. These measures indicate a relatively low level of interest-rate risk at the present time. Among other factors, this is due to management decisions in recent years to effect a relative decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

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

The primary investing activity of the Bank has traditionally been the origination of one- to four-family mortgage loans and consumer loans, but in recent years the Bank has increased significantly its originations of other types of real estate loans and commercial business loans. Between December 31, 2004 and 2003, one- to four-family mortgages (excluding those held for sale) decreased $1.0 million (2.2%) while loans to commercial borrowers increased $8.7 million (14.9%). Deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank's sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2004 and 2003, the Company used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2004, the Bank had loan commitments (excluding loans in process), including unused portions of lines of credit, of $9.3 million.

At December 31, 2004, the Bank had $20,000 of net unrealized gains on investment securities classified as available for sale, which represented 0.3% of the amortized cost ($7.9 million) of the securities. This represented an improvement of $60,000 compared with $40,000 of unrealized losses at December 31, 2003, primarily due to changes in market demand. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and eventually be eliminated.

At December 31, 2004, certificates of deposit amounted to $34.2 million, or 24.8% of the Bank's total deposits, including $21.7million scheduled to mature by December 31, 2005. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments. In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank's total assets, or approximately $40.6 million at December 31, 2004, of which $32.3 million was unused.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of this date with tangible, core, and risk-based capital ratios of 9.29%, 9.29% and 13.42%, respectively. For further information, see Note 2 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payments. This Statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The statement will be effective for the Company on January 1, 2006. We have not determined the effects, if any, that this Statement will have on the Company's financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, EITF 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. In September 2004, the FASB staff issued EITF 03-01-1, which deferred the application of measurement provisions of EITF 03-01. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-01. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company's financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment's value to its original cost. The Company has included the required disclosures in the accompanying financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alaska Pacific Bancshares, Inc.
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standard of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

Spokane, Washington
February 11, 2005

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands) December 31,	2004	2003
Assets
Cash and due from banks	$ 6,170	$ 6,127
Interest-earning deposits in banks	5,458	12,999
Total cash and cash equivalents	11,628	19,126
Investment securities available for sale, at fair value (amortized cost: 2004 - $7,877; 2003 - $11,332)	7,897	11,292
Federal Home Loan Bank stock	1,777	1,732
Loans held for sale	1,137	2,938
Loans	138,433	125,282
Less allowance for loan losses	1,380	1,159
Loans, net	137,053	124,123
Accrued interest receivable	741	576
Premises and equipment	2,199	2,095
Repossessed assets	47	303
Other assets	1,307	2,374
Total Assets	$163,786	$164,559

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand			$ 22,680	$ 20,043
Interest-bearing demand			32,034	32,220
Money market			24,961	24,973
Savings			23,878	24,225
Certificates of deposit			34,231	37,151
Total deposits			137,784	138,612
Federal Home Loan Bank advances			8,333	9,219
Advance payments by borrowers for taxes and insurance			749	686
Accounts payable and accrued expenses			455	292
Accrued interest payable			205	227
Other liabilities			255	266
Total liabilities			147,781	149,302
Commitments and contingencies (Notes 12 and 14)
Shareholders' Equity:
	December 31,
Common stock ($0.01 par value):	2004	2003
Authorized shares	20,000,000	20,000,000
Issued	655,415	655,415
Outstanding	627,754	626,132	7	7
Additional paid-in capital			5,911	5,857
Treasury stock	(27,661)	(29,283)	(342)	(362)
Unearned ESOP shares	(18,007)	(23,252)	(180)	(233)
Unvested shares in stock award plan	(3,034)	(8,300)	(30)	(80)
Retained earnings			10,627	10,092
Accumulated other comprehensive income			12	(24)
Total shareholders' equity			16,005	15,257
Total Liabilities and Shareholders' Equity			$163,786	$164,559

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2004	2003
Interest Income
Loans	$8,798	$7,684
Investment securities	336	712
Interest-earning deposits in banks	67	232
Total interest income	9,201	8,628
Interest Expense
Deposits	1,181	1,465
Federal Home Loan Bank advances	444	456
Total interest expense	1,625	1,921
Net Interest Income	7,576	6,707
Provision for loan losses	360	195
Net interest income after provision for loan losses	7,216	6,512
Noninterest Income
Mortgage servicing income	151	179
Service charges on deposit accounts	660	660
Other service charges and fees	252	205
Gain on sale of mortgage loans	323	344
Total noninterest income	1,386	1,388
Noninterest Expense
Compensation and benefits	4,162	3,736
Occupancy and equipment	1,499	1,385
Data processing	269	353
Professional and consulting fees	241	255
Marketing and public relations	275	226
Real estate owned expense, net	(60)	41
Loss on sale of building	-	85
Other	1,036	981
Total noninterest expense	7,422	7,062
Income before income tax	1,180	838
Provision for income tax (benefit)	472	335
Net Income	$ 708	$ 503

Net income per share:
Basic	$1.18	$0.86
Diluted	1.12	0.81

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Unvested Shares in Stock Award Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share-holders' Equity
Balance, January 1, 2003	$7	$5,814	$ (400)	$ (288)	$ (131)	$9,754	$ 211	$14,967

Net income						503		503
Other comprehensive income:
Change in net unrealized gains and losses on securities available for sale (net of income tax benefit of $157)							(235)	(235)
Comprehensive income								268
Exercise of stock options		(8)	38					30
ESOP shares earned		51		55				106
Accrued vesting of restricted stock					51			51
Cash dividends ($.27 per share)						(165)		(165)
Balance, December 31, 2003	7	5,857	(362)	(233)	(80)	10,092	(24)	15,257

Net income						708		708
Other comprehensive income:
Change in net unrealized gains and losses on securities available for sale (net of income tax of $24)							36	36
Comprehensive income								744
Exercise of stock options		(4)	20					16
ESOP shares earned		58		53				111
Accrued vesting of restricted stock					50			50
Cash dividends ($.28 per share)						(173)		(173)
Balance, December 31, 2004	$7	$5,911	$ (342)	$ (180)	$ (30)	$10,627	$ 12	$16,005

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2004	2003
Operating Activities
Net income	$ 708	$ 503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	360	195
Depreciation and amortization	362	361
Deferred income tax expense	472	335
Gain on sale of mortgage loans	(323)	(344)
Federal Home Loan Bank stock dividends	(45)	(83)
Amortization of fees, discounts, and premiums, net	(95)	(213)
ESOP expense	111	106
Stock award expense	50	51
Loss on sale of repossessed assets	45	13
Loss on sale of building	-	85
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	(165)	3
Other assets	572	(877)
Advance payments by borrowers for taxes and insurance	63	(68)
Accrued interest payable	(22)	(55)
Accounts payable and accrued expenses	163	(133)
Other liabilities	(11)	36
Net cash provided by (used in) operating activities	2,245	(85)
Investing Activities
Purchase of investment securities available for sale	-	(10,316)
Maturities and principal repayments of investment securities available for sale	3,277	6,759
Loan originations, net of principal repayments	(52,582)	(46,257)
Proceeds from sale of mortgage loans	41,634	30,111
Purchase of premises and equipment	(466)	(750)
Proceeds from sale of repossessed assets	265	123
Proceeds from sale of building	-	1,297
Net cash used in investing activities	(7,872)	(19,033)
Financing Activities
Cash dividends paid	(173)	(165)
Net increase (decrease) in Federal Home Loan Bank advances	(886)	4,219
Net increase in demand and savings deposits	2,092	7,534
Net decrease in certificates of deposit	(2,920)	(1,603)
Proceeds from exercise of stock options	16	30
Net cash used in financing activities	(1,871)	(9,103)
Decrease in cash and cash equivalents	(7,498)	(9,103)
Cash and cash equivalents at beginning of year	19,126	28,229
Cash and cash equivalents at end of year	$11,628	$19,126
Supplemental information:
Cash paid for interest	$ 1,647	$ 1,976
Cash paid for income taxes	15	-
Loans repossessed and transferred to repossessed assets	54	824
Sale of repossessed assets financed by bank	-	574
Net change in unrealized gains and losses on securities available for sale	36	(235)
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

Mortgage Servicing Rights: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans which, at December 31, 2004 and 2003, consisted primarily of one- to four-family residential mortgage loans.

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

Federal Home Loan Bank Stock: The Bank's investment in Federal Home Loan Bank of Seattle ("FHLB") stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2004, the Bank's minimum investment requirement was approximately $504,000. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Advertising Expense: Advertising costs are expensed as incurred. Advertising expense was $188,000 and $135,000 for the years ended December 31, 2004 and 2003, respectively.

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

Treasury Stock: Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2004 and 2003.

Employee Stock Ownership Plan: Compensation expense under the Company's Employee Stock Ownership Plan ("ESOP") is based upon the number of shares allocated to employees each year multiplied by the average share price for the year. Expense is reduced by the amount of dividends paid on unallocated shares. In computing earnings per share, shares outstanding are reduced by shares held by the ESOP that have not yet been allocated to employees.

Stock Option Plan: The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, that Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

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
Year ended December 31	2004	2003
Net income, as reported	$708,000	$503,000
Total stock option employee compensation expense determined under fair value based method, net of tax effect	(24,000)	(23,000)
Pro forma net income	$684,000	$480,000

Earnings per share:
Basic - as reported	$1.18	$0.86
Basic - pro forma	1.14	0.82
Diluted - as reported	1.12	0.81
Diluted - pro forma	1.08	0.77

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

Recent Accounting Pronouncements: Significant recent accounting pronouncements are described below.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payments. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No.  123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The statement will be effective for the Company on January 1, 2006.

In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, EITF 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. In September 2004, the FASB staff issued EITF 03-01-1, which deferred the application of measurement provisions of EITF 03-01. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-01. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company's financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment's value to its original cost. The Company has included the required disclosures in these financial statements.

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

Note 2 - Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company. It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. At December 31, 2004, the Bank's retained earnings available for dividends to the Company were approximately $2,356,000. However, payment of dividends may be further restricted by the Bank's regulatory agency if such payment would reduce the Bank's capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

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

Quantitative measures have been established by regulation to ensure capital adequacy and require the Bank to maintain minimum capital amounts and ratios (set forth in the following table). The Bank's primary regulatory agency, the Office of Thrift Supervision ("OTS"), requires that the Bank maintain minimum amounts and ratios (as defined in the regulations) of tangible capital of 1.5%, core capital of 4%, and total risk-based capital of 8%. The Bank is also subject to PCA capital requirement regulations set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets. Management believes that, as of December 31, 2004 and 2003, the Bank meets all capital adequacy requirements to which it is subject. The Bank was categorized as "well capitalized" in the most recent notification by the Office of Thrift Supervision. There have been no events or conditions since that notification that management believes would change the Bank's capital category.

Following is a summary of the Bank's capital ratios:
				Minimum Capital Required
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Categorized as "Well Capitalized" Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Tangible capital (to total assets)	$15,091	9.29%	$2,436	1.50%	N/A	N/A
Core capital (to total assets)	15,091	9.29	6,496	4.00	$8,120	5.00%
Total risk-based capital (to risk weighted assets)	16,271	13.42	9,697	8.00	12,121	10.00
Tier I risk-based capital (to risk weighted assets)	15,091	12.45	N/A	N/A	7,935	6.00

December 31, 2003:
Tangible capital (to total assets)	$14,513	8.92%	$2,440	1.50%	N/A	N/A
Core capital (to total assets)	14,513	8.92	6,508	4.00	$8,134	5.00%
Total risk-based capital (to risk weighted assets)	15,672	13.95	8,988	8.00	11,235	10.00
Tier I risk-based capital (to risk weighted assets)	14,513	12.92	N/A	N/A	6,741	6.00

Note 3 - Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004:
Mortgage-backed securities:
FNMA	$5,788	$ -	(81)	$5,707
FHLMC	908	-	(39)	869
GNMA	1,034	142	(4)	1,172
U.S. agencies and corporations:
SBA pools	147	2	-	149
Total	$7,877	$144	$(124)	$7,897

December 31, 2003:
Mortgage-backed securities:
FNMA	$8,089	$ 1	$ (172)	$7,918
FHLMC	1,130	-	(66)	1,064
GNMA	1,958	209	(15)	2,152
U.S. agencies and corporations:
SBA pools	155	3	-	158
Total	$11,332	$213	$(253)	$11,292

Impaired securities (those with unrealized losses) at December 31, 2004 are summarized as follows:
	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
FNMA	$2,988	$30	$2,686	$51	$5,674	$81
FHLMC	-	-	869	39	869	39
GNMA	-	-	96	4	96	4
Total	$2,988	$30	$3,651	$94	$6,639	$124

All securities with unrealized losses at December 31, 2004 were mortgage-backed securities issued by the U.S. government and agencies; collectibility of principal and interest is considered to be reasonably assured. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

No securities were designated as held to maturity at December 31, 2004 or 2003.

All investment securities at December 31, 2004 have final contractual maturities of more than ten years. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2004, investment securities with amortized cost of $7,315,000 and market value of $7,342,000 were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2004 or 2003. The Bank does not have a securities trading portfolio.

Note 4 - Loans

Loans are summarized as follows:

(in thousands) December 31,	2004	2003
Real estate:
Permanent:
One- to four-family	$ 45,198	$46,381
Multifamily	782	1,108
Commercial nonresidential	44,150	39,293
Land	4,499	3,425
Construction:
One- to four-family	3,759	2,330
Commercial nonresidential	4,453	-
Commercial business	17,670	17,817
Consumer:
Home equity	12,287	9,361
Boat	4,174	4,326
Automobile	514	642
Other	947	599
Loans	$138,433	$125,282

Loans held for sale	$1,137	$2,938

Loans are net of deferred loan fees and other discounts amounting to $808,000 and $552,000 at December 31, 2004 and 2003, respectively.
Loans include overdrawn balances of deposit accounts of $86,000 and $29,000 at December 31, 2004 and 2003, respectively.
Interest income from tax-exempt loans was $7,000 and $4,000 in 2004 and 2003, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

Impaired loans are summarized as follows:

(in thousands) Year ended December 31,	2004	2003
Impaired loans at end of year	$1,074	$331
Impaired loans at end of year for which allowances has been determined	1,074	331
Amount of allowances at end of year	182	136
Average impaired loans	837	610
Interest income recognized on impaired loans	15	2

Nonaccrual loans were $1,473,000 and $313,000 at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, approximately $53,000 of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year; no interest income on these loans was included in income for the year.

Mortgage Loan Servicing: The Bank services residential and other real estate loans for Alaska Housing Finance Corporation ("AHFC"), U.S. Government agencies, and institutional and private investors totaling $104,411,000 and $83,828,000 as of December 31, 2004 and 2003, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $151,000 and $179,000 for 2004 and 2003, respectively.

The amortized cost of mortgage servicing rights, which approximates fair value, was $752,000 and $653,000 at December 31, 2004 and 2003, respectively. The amount of servicing assets recognized during 2004 was $199,000 and amortization was $100,000 for the year. The amount of servicing assets recognized during 2003 was $208,000 and amortization was $89,000 for the year. Management has determined that a valuation allowance for impairment is not required at December 31, 2004 or 2003.

Included in loans serviced for others at December 31, 2004 are five loans with current balances totaling $285,000 which are owned by the Government National Mortgage Association ("GNMA") and for which the Bank is subservicer under agreements with AHFC.

Related Party Loans: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $1,595,000 and $1,642,000 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004 and 2003, new loans of this type were $375,000 and $69,000, respectively, and repayments were $422,000 and $1,176,000, respectively.

Note 5 - Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:
(in thousands) Year ended December 31,	2004	2003
Balance at beginning of year	$1,159	$1,152
Provision for loan losses	360	195
Loans charged off	(230)	(207)
Recoveries	91	19
Balance at end of year	$1,380	$1,159

Note 6 - Premises and Equipment

Following is a summary of premises and equipment:
(in thousands) December 31,	2004	2003
Land	$ 424	$ 424
Buildings	2,049	1,941
Leasehold improvements	2,068	1,894
Furniture, fixtures and equipment	2,493	2,309
	7,034	6,568
Less accumulated depreciation	(4,855)	(4,473)
	$2,199	$2,095

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 amounted to $362,000 and $361,000, respectively.

In February 2003, the Bank sold its office building in Ketchikan, Alaska for $1,400,000 in cash. A loss, including transaction and related costs, of $85,000 was recorded in the first quarter of 2003. The Bank has leased back a portion of the premises for continued use as a banking office. Future minimum lease payments amount to approximately $56,000 per year for five years.

Note 7 - Deposits

Deposits in excess of $100,000 are not federally insured. Certificates of deposit exceeding $100,000 at December 31, 2004 and 2003 were $6,787,000 and $8,133,000, respectively, and the uninsured excess over $100,000 amounted to $1,887,000 and $2,933,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2004, are as follows:

(in thousands) Year ending December 31,
2005	$21,728
2006	6,789
2007	1,916
2008	2,266
2009 and thereafter	1,532
$34,231

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2004	2003
Interest-bearing demand	$ 97	$ 143
Money market	211	241
Savings	132	181
Certificates of deposit	741	900
	$1,181	$1,465

The weighted averages interest rates paid on deposits are as follows:

Year ended December 31,	2004	2003
Interest-bearing demand	0.30%	0.47%
Money market	0.82	1.04
Savings	0.55	0.79
Certificates of deposit	2.08	2.39

Deposits from the Company's executive officers, directors, and their related companies were $2,701,000 and $2,594,000 at December 31, 2004 and 2003, respectively.

Note 8 - Federal Home Loan Bank Advances

FHLB advances consist of the following:

(dollars in thousands) December 31,	2004	2003
Five-year amortizing advance, final maturity in 2008, 3.03%	$1,872	$2,471
Seven-year amortizing advance, final maturity in 2010, 3.62%	1,461	1,748
Putable advance, maturing in 2009, putable earlier at discretion of FHLB, 6.13%	5,000	5,000
	$8,333	$9,219

FHLB advances at December 31, 2004 have scheduled maturities as follows:

(in thousands) Year ending December 31,
2005	$886
2006	886
2007	886
2008	357
2009	5,286
Thereafter	32
Total	$8,333

The average balance of FHLB advances outstanding during 2004 and 2003 was $9,229,000 and $9,457,000, respectively. The maximum amount of advances outstanding at any month end during 2004 and 2003 was $14,105,000 and $10,000,000, respectively. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank's total assets, or approximately $40.6 million at December 31, 2004, of which $32.3 million was unused.

Note 9 - Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis up to 17% of their annual salary up to a maximum limit under the law. The Bank matches 75% of the first $2,667 of employee contribution. For the years ended December 31, 2004 and 2003, the Bank contributed $74,000 and $62,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan ("ESOP") established in connection with the conversion to stock ownership. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. All employees who have completed one year's service automatically participate in the plan, and each year's allocation is distributed in proportion to total compensation of employees. Employees are vested in the plan over a seven-year period. Dividends paid on allocated shares are credited to employee's accounts, but dividends on unallocated shares are used to reduce the expense of the plan. At December 31, 2004 and 2003, 34,426 and 29,181 shares, respectively, were allocated to employees. The Company's expense for the plan, including administrative expenses, amounted to $116,000 and $108,000 for the years ended December 31, 2004 and 2003, respectively. Unallocated shares had a market value of $400,000 and $465,000 at December 31, 2004 and 2003, respectively.

Note 10 - Stock-Based Compensation

Stock Option Plan: In 2000, the Company's shareholders approved the 2000 Stock Option Plan, providing for the granting of options to directors and officers on up to 65,542 shares of the Company's stock. Options on 65,542 shares were granted in 2000, with an exercise price equal to the market price of the stock at the date of grant, or $9.75. Options on 3,400 shares were granted in 2003, replacing forfeitures, with an exercise price of $17.50. Options become exercisable in five equal annual installments commencing one year after the date of grant, and unexercised options expire ten years after the date of grant.

In 2003, the Company's shareholders approved the 2003 Stock Option Plan, providing for the granting of options on up to 32,000 shares. No options have been granted under the 2003 plan.

Following is a summary of the changes in stock options:

(in thousands) Year ended December 31,	2004		2003
	Number of Options	Exercise Price	Number of Options	Exercise Price
Stock options outstanding at beginning of year	61,942	$9.75 - $17.50	64,542	$9.75
Granted	-		3,400	17.50
Exercised	(1,622)	9.75	(3,000)	9.75
Forfeited	-		(3,000)	9.75
Stock options outstanding at end of year	60,320	$9.75 - $17.50	61,942	$9.75 - $17.50

Options exercisable at end of year	45,694	$9.75 - $17.50	34,724	$9.75

Stock options outstanding at December 31, 2004 are summarized as follows:

December 31, 2004	Weighted-Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
	$ 9.75	56,920	5.6	45,014
	17.50	3,400	8.2	680
Total	$10.19	60,320	5.7	45,694

Management Recognition Plan: During 2000, the Company's shareholders approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards. On July 20, 2000, 26,217 shares were granted with a total cost of $256,000, based on the market price of $9.75 per share. The shares vest in five equal annual installments commencing July 20, 2001. A total of 5,195 shares remained restricted at December 31, 2004. Compensation expense related to the plan was $53,000 and $54,000 for the years ended December 31, 2004 and 2003, respectively, including dividends on restricted shares.

Note 11 - Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2004, are summarized as follows:
(in thousands) Year ending December 31,
2005	$ 476
2006	437
2007	417
2008	350
2009	70
2010 and thereafter	187
$1,937

Rent expense was $501,000 and $489,000 for the years ended December 31, 2004 and 2003, respectively. Rental income on owned premises amounted to $6,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively.

Note 12 - Income Tax

The provision for income tax consisted of the following:
(in thousands) Year ended December 31,	2004	2003
Taxes paid or currently payable	$ 91	$ -
Change in deferred taxes	381	335
Income tax expense	$472	$335

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2004 and 2003) to tax expense, as shown in the accompanying statements of income and changes in shareholders' equity, is as follows:
(in thousands) Year ended December 31,	2004	2003
Income tax expense at statutory rate	$401	$285
Income tax effect of:
Interest on municipal obligations	(2)	-
Effect of state income tax	73	52
Other	-	(2)
Income tax expense (benefit)	$472	$335

Effective tax rate	40%	40%

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets consisted of the following:
(in thousands) December 31,	2004	2003
Deferred tax assets:
Net operating loss carryforward	$ -	$ 465
Bad debt reserves	639	557
Property, plant and equipment	148	17
Accrued vacation	52	84
Other	41	55
Gross deferred tax assets	880	1,178
Deferred tax liabilities:
Deferred loan fees, net	(64)	(51)
FHLB stock dividends	(571)	(540)
Other	(53)	(6)
Gross deferred tax liabilities	(688)	(597)
Net deferred tax assets	$192	$ 581

In August 1996, the Small Business Job Protection Act of 1996 ("the Act") was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2004 or 2003, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders' equity as of December 31, 2004, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

Note 13 - Commitments and Contingencies

Commitments: Commitments to extend credit, including lines of credit, totaled $9,347,000 and $11,318,000 at December 31, 2004 and 2003, respectively. Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4,057,000 and $1,640,000 at December 31, 2004 and 2003, respectively. These amounts are excluded from the balance of loans at year end.

At December 31, 2004, the Bank is committed to making future minimum payments of approximately $404,000 under contractual agreements for data processing and related services.

The Bank has deposits in other institutions in excess of $100,000 insured by the FDIC.

Concentrations: More than 75% of all loans in the Bank's portfolio are secured by real estate located in communities of Southeast Alaska.

Note 14 - Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock, unvested stock awards under the Management Recognition Plan ("unvested stock awards"), and unallocated and not yet committed to be released Employee Stock Ownership Plan shares ("unearned ESOP shares"). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method. The following table shows the calculation of basic and diluted EPS.
Year ended December 31,	2004			2003
	Net Income	Average Shares	Earnings Per Share	Net Income	Average Shares	Earnings Per Share
Net income/average shares issued	$708,000	655,415		$503,000	655,415
Treasury stock		(28,675)			(30,763)
Unvested stock awards		(5,643)			(10,923)
Unearned ESOP shares		(23,252)			(28,789)
Basic EPS	708,000	597,845	$1.18	503,000	584,940	$0.86
Incremental shares under stock plans:
Stock awards		3,032			5,345
Stock options		31,739			29,960
Diluted EPS	$708,000	632,616	$1.12	$503,000	620,245	$0.81

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
(in thousands) December 31,	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$11,628	$11,628	$ 19,126	$ 19,126
Investment securities available for sale	7,877	7,897	11,292	11,292
FHLB stock	1,777	1,777	1,732	1,732
Loans, net, including held for sale	139,570	142,207	127,061	126,903
Accrued interest receivable	741	741	576	576

Financial Liabilities
Demand and savings deposits	103,553	103,553	101,461	101,461
Certificates of deposit	34,231	34,158	37,151	37,552
FHLB Advances	8,333	8,839	9,219	9,983
Accrued interest payable	205	205	227	227

The estimated fair value of loan commitments is $14,000 and zero at December 31, 2004 and 2003, respectively. Although management is not aware of any subsequent events that would significantly affect the estimated fair value amounts as of December 31, 2004, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 16 - Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet
(in thousands) December 31,	2004	2003
Assets
Cash	$ 855	$ 706
Investment in subsidiary	15,149	14,549
Other assets	-	2
Total Assets	$16,004	$15,257

Liabilities and Shareholders' Equity
Shareholders' equity	$16,004	$15,257
Total Liabilities and Shareholders' Equity	$16,004	$15,257

Parent Company Condensed Income Statement
(in thousands) Year ended December 31,	2004	2003
Equity in earnings of subsidiary	$805	$590
Total income	805	590
Operating expenses	97	87
Income before income tax	708	503
Income tax	-	-
Net income	$708	$503

Parent Company Condensed Statement of Cash Flows
(in thousands) Year ended December 31,	2004	2003
Cash flows from operating activities:
Net income	$708	$503
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(805)	(590)
Increase (decrease) in other assets	2	(2)
Net cash used in operating activities	(95)	(89)

Cash flows from investing activities:
Distributions received from subsidiary	401	478
Net cash provided by investing activities	401	478

Cash flows from financing activities:
Issuance of common stock	16	30
Cash dividends paid	(173)	(165)
Net cash used in financing activities	(157)	(135)

Net increase in cash	149	254
Cash at beginning of year	706	452
Cash at end of year	$855	$706

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

Directors

Craig E. Dahl
President and Chief Executive Officer
Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Roger Grummett, Chairman of the Board
Retired Partner
Shattuck & Grummett, Inc.

Avrum M. Gross
Retired Partner
Gross & Burke

Hugh N. Grant
Real estate and retailing

Deborah R. Marshall
CEO
McDunnah's Ltd.

Scott C. Milner
President
Milner Howard Mortensen & Palmer PC, CPA's

Eric McDowell
President
McDowell Group, Inc.

Marta Ryman
Director and Former Chairman
Shee Atika, Inc.

William J. Schmitz
Partner
Schmitz & Buck

Executive Officers

Craig E. Dahl
President and Chief Executive Officer of Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank

Lisa J. Corrigan
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

Annual Meeting of Shareholders

May 17, 2005
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

Exhibit 23

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-58798 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated February 11, 2005, with respect to the consolidated balance sheets of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the years then ended, which appear in the December 31, 2004 annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ Moss Adams LLP

Spokane, Washington
March 29, 2005

Exhibit 31.1

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

Date:	March 29, 2005	/s/Craig E. Dahl
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

Date:	March 29, 2005	/s/Roger K. White
Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Corporation's Annual Report on Form 10-KSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Corporation's financial condition and results of operations.

March 29, 2005	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Corporation's Annual Report on Form 10-KSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Corporation's financial condition and results of operations.

March 29, 2005	/s/ Roger K. White
Date	Roger K. White
Senior Vice President and Chief Financial Officer