Form 10QSB
period 2005-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2005-05-16
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB
(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
______	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to ___________

Commission file number 0-26003

ALASKA PACIFIC BANCSHARES, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)
Alaska	92-0167101
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

X Yes __ No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

627,754 shares outstanding on April 30, 2005

Transitional Small Business Disclosure Format (check one):

___Yes X No

Alaska Pacific Bancshares, Inc. and Subsidiary Juneau, Alaska INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
Consolidated Statements of Income for the three months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Notes to Condensed Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2005	2004

Assets	(Unaudited)
Cash and due from banks	$6,253	$6,170
Interest-earning deposits in banks	1,482	5,458

Total cash and cash equivalents	7,735	11,628
Investment securities available for sale, at fair value (amortized cost:
March 31, 2005 - $7,253; December 31, 2004 - $7,877)	7,225	7,897
Federal Home Loan Bank stock	1,784	1,777
Loans held for sale	427	1,137
Loans	141,654	138,433
Less allowance for loan losses	1,389	1,380

Loans, net	140,265	137,053
Accrued interest receivable	615	741
Premises and equipment	2,155	2,199
Repossessed assets	148	47
Other assets	1,697	1,307

Total Assets	$162,051	$163,786

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$20,929	$22,680
Interest-bearing demand	30,946	32,034
Money market	24,672	24,961
Savings	22,673	23,878
Certificates of deposit	33,846	34,231

Total deposits	133,066	137,784
Federal Home Loan Bank advances	10,912	8,333
Advances from borrowers for taxes and insurance	1,356	749
Accounts payable and accrued expenses	248	455
Accrued interest payable	286	205
Other liabilities	138	255

Total liabilities	146,006	147,781
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 627,754 shares outstanding at March 31,
2005 and December 31, 2004)	7	7
Additional paid-in capital	5,911	5,911
Treasury stock	(342)	(342)
Unearned ESOP shares	(180)	(180)
Unvested shares in stock award plan	(17)	(30)
Retained earnings	10,683	10,627
Accumulated other comprehensive income	(17)	12

Total shareholders’ equity	16,045	16,005

Total Liabilities and Shareholders’ Equity	$162,051	$163,786

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share data)	2005	2004

Interest Income
Loans	$2,237	$2,096
Investment securities	59	107
Interest-bearing deposits with banks	18	20

Total interest income	2,314	2,223
Interest Expense
Deposits	315	291
Federal Home Loan Bank advances	107	111

Total interest expense	422	402

Net Interest Income	1,892	1,821
Provision for loan losses	30	75

Net interest income after provision for	1,862	1,746
loan losses
Noninterest Income
Mortgage servicing income	38	39
Service charges on deposit accounts	143	157
Other service charges and fees	49	43
Gain on sale of mortgage loans	29	56

Total noninterest income	259	295
Noninterest Expense
Compensation and benefits	1,104	1,060
Occupancy and equipment	384	375
Data processing	63	72
Professional and consulting fees	87	58
Marketing and public relations	60	65
Repossessed property expense
(recovery), net	10	(90)
Other	246	216

Total noninterest expense	1,954	1,756

Income before income tax	167	285
Income tax	67	114

Net Income	$100	$171

Earnings per share:
Basic	$ .16	$ .29
Diluted	.16	.27
Cash dividends per share	.07	.07

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,

(in thousands)	2005	2004

Operating Activities
Net income	$100	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	75
Depreciation and amortization	97	89
Gain on sale of mortgage loans	(29)	(56)
Federal Home Loan Bank stock dividends	(7)	(15)
Amortization of fees, discounts, and premiums, net	(26)	(32)
Stock award plan expense	13	12
Deferred income tax expense	67	114
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	126	(51)
Other assets	(438)	229
Advances from borrowers for taxes and insurance	607	578
Accrued interest payable	81	43
Accounts payable and accrued expenses	(207)	19
Other liabilities	(117)	(135)

Net cash provided by (used in) operating activities	297	1,041
Investing Activities
Purchase of investment securities available for sale	-	-
Maturities and principal repayments of investment securities available for sale	588	714
Loan originations, net of principal repayments	(5,420)	(12,852)
Sale of mortgage loans	2,878	5,802
Proceeds from sale of repossessed assets	-	-
Proceeds from sale of building	-	-
Purchase of premises and equipment	(53)	(87)

Net cash used in investing activities	(2,007)	(6,423)
Financing Activities
Net increase (decrease) in Federal Home Loan Bank advances	2,579	(221)
Net increase (decrease) in demand and savings deposits	(4,333)	(466)
Net decrease in certificates of deposit	(385)	(315)
Cash dividends paid	(44)	(43)

Net cash provided by (used in) financing activities	(2,183)	(1,045)

Decrease in cash and cash equivalents	(3,893)	(6,427)
Cash and cash equivalents at beginning of period	11,628	19,126

Cash and cash equivalents at end of period	$7,735	$12,699

Supplemental information:
Cash paid for interest	$341	$359
Loan repossessions	101	7
Net change in unrealized gain on securities available for sale, net of tax	(29)	46

See notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. Notes to Consolidated Interim Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the

Company’s audited consolidated financial statements for the year ended December 31, 2004, filed as part of its annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2005 and 2004, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At March 31, 2005, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2005:

(dollars in thousands)

Tangible Capital:
Actual	$15,226	9.48%
Required	2,410	1.50

Excess	$12,816	7.98%

Core Capital:
Actual	$15,226	9.48%
Required	6,426	4.00

Excess	$8,800	5.48%

Total Risk-Based Capital:
Actual	$16,415	13.25%
Required	9,909	8.00

Excess	$6,506	5.25%

Note 3 - Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock, unvested stock awards under the Management Recognition Plan (“unvested stock awards”), and unallocated and not yet committed to be released Employee Stock Ownership Plan shares (“unearned ESOP shares”). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.

Three Months
Ended March 31,		2005			2004

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$100,000	655,415		$171,000	655,415
Treasury stock		(27,661)			(29,283)
Unvested stock awards		(2,384)			(7,618)
Unearned ESOP shares		(18,007)			(23,252)

Basic EPS	100,000	607,363	$0.16	171,000	595,262	$0.29
Incremental shares
under stock plans:
Stock awards		1,285			4,464
Stock options		31,268			35,536

Diluted EPS	$100,000	639,916	$0.16	$171,000	635,262	$0.27

Note 4 - Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months
	Ended March 31,

(in thousands)	2005	2004

Net income	$100	$171
Other comprehensive income (loss)	(29)	46

Comprehensive income	$71	$217

Note 5 - Impaired Loans

Impaired loans were $1,203,000 and $1,473,000 at March 31, 2005 and December 31, 2004, respectively. Estimated impairments of $162,000 and $182,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses.

Note 6 - Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 148,

Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

For purposes of pro forma disclosures, the estimated fair value of options at the time they are granted is amortized to expense over the options’ vesting period of five years. The fair value of options granted, primarily in 2000, has been estimated using the Black-Scholes option pricing model, assuming a risk-free interest rate of 6.17%, a dividend yield of 2%, a stock price volatility factor of 0.19, and a weighted-average expected life of seven years. The following table illustrates the effect on compensation expense, net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 to its stock option plan.

Three months ended March 31,	2005	2004

Net income, as reported	$100,000	$171,000
Total stock option employee com-
pensation expense determined
under fair value based method,
net of tax effect	(4,000)	(6,000)

Pro forma net income	$96,000	$165,000

Earnings per share:
Basic – as reported	$.16	$.29
Basic – pro forma	.16	.28
Diluted – as reported	.16	.27
Diluted – pro forma	.15	.26

Note 5 - Commitments

Commitments to extend credit, including lines of credit, total $6,899,000 and $9,347,000 at March 31, 2005 and December 31, 2004, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $2,259,000 and $4,057,000 at March 31, 2005 and December 31, 2004, respectively. These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Financial Condition

Total assets of the Company at March 31, 2005 were $162.1 million, a decrease of 1.0% from $163.8 million at December 31, 2004.

Loans (excluding loans held for sale) were $141.7 million at March 31, 2005, compared to $138.4 million at December 31, 2004, an increase of $3.3 million, or 2.3% . The largest increase was in commercial business loans, which grew $1.7 million, or 9.4%, during the first quarter.

Loans are summarized by category as follows:
	March 31,	December 31,
(in thousands)	2005	2004

Real estate:
Permanent:
One- to four-family	$45,314	$45,198
Multifamily	1,608	782
Commercial nonresidential	44,436	44,150
Land	4,466	4,499
Construction:
One- to four-family	3,443	3,759
Commercial nonresidential	5,522	4,453
Commercial business	19,333	17,670
Consumer:
Home equity	12,040	12,287
Boat	4,116	4,174
Automobile	463	514
Other	913	947

Loans	$141,654	$138,433

Loans held for sale	$427	$1,137

Deposits decreased by $4.7 million, or 3.4%, to $133.1 million at March 31, 2005, compared with $137.8 million at December 31, 2004. There is often a seasonal decline in deposits during the first quarter. The decline from December 31, 2004 to March 31, 2005 was relatively greater than most years, but appears to have been temporary. At April 30, 2005, deposits had increased to $135.6 million, 1.9% higher than March 31, 2005. Management is not aware of any specific reasons for the temporary decline.

Federal Home Loan Bank of Seattle (“FHLB”) advances were $10.9 million at March 31, 2005, an increase of $2.6 million, or 31%, from $8.3 million at December 31, 2004. The increase, primarily overnight borrowing, was in response to the temporary decline in deposits. At April 30, 2005, FHLB advances had declined to $8.5 million.

Results of Operations

Net Income. Net income for the first quarter of 2005 was $100,000 ($.16 per diluted share) compared to $171,000 ($.27 per diluted share) for the first quarter of 2004, a decrease of $71,000.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended
		March 31,

			Income
			Incr.
(in thousands)	2005	2004	(Decr.)

Net interest income	$1,892	$1,821	$71
Noninterest income, excluding
mortgage gains	230	239	(9)
Gain on sale of mortgage loans	29	56	(27)
Provision for loan losses	(30)	(75)	45
Noninterest expense	(1,954)	(1,756)	(198)

Income before income tax	167	285	(118)
Income tax	(67)	(114)	47

Net income	$100	$171	$(71)

Net Interest Income. Net interest income for the first quarter of 2005 increased $71,000 (3.9%) compared with the first quarter of 2004. Affecting the comparison, however, was a $25,000 interest recovery from a government guarantee in the first quarter of 2004. Excluding this recover in the prior year, net interest income would have increased $96,000, or 5.3% .

The net increase is primarily attributable to a 6.4% increase in average loans (including held-for-sale) and an improvement in the mix of interest-earning assets from relatively lower yielding assets such as investment securities and particularly interest-earning deposits in banks to loans with relatively higher yields. The average balance of interest-earning deposits in banks decreased $5.9 million, or 66.0% .

As a result of these factors, the net interest margin on total assets increased to 4.68% in the first quarter of 2005 from 4.46% in the first quarter of 2004.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2005 was $30,000, a decrease of $45,000 from $75,000 in the first quarter of 2004. The provisions in both periods reflect management’s assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Net loan chargeoffs in the first quarter of 2005 were $21,000, compared with net recoveries of $77,000 in the first quarter of 2004. The 2004 net amount included an $89,000 recovery resulting from the government guarantee of a loan previously charged off.

Noninterest Income. Excluding gains on sale of mortgages, noninterest income decreased $9,000 (3.8%) to $230,000 in the first quarter of 2005, compared with $239,000 in the first quarter of 2004. The net decrease is attributable to a $14,000 (8.9%) decline in service charges on deposit accounts, due in part to higher crediting rates offsetting fees and charges on commercial accounts.

Gains on sale of mortgage loans decreased $27,000 to $29,000 for the first quarter of 2005 compared with $56,000 for the first quarter of 2004. The decrease was due to much lower demand for mortgage loans.

Noninterest Expense. Noninterest expense increased $198,000 (11.3%) in the first quarter of 2005 compared with 2004. Contributing $100,000 of this increase was repossessed property expense (recovery), which was a net recovery of $90,000 in 2004, compared with net expense of $10,000 in 2005. The first quarter of 2004 included a recovery of $80,000 of expenses incurred in previous quarters, resulting from a government loan guarantee.

Excluding repossessed property expenses and recoveries in both periods, noninterest expense increased $98,000 (5.3%) as summarized in the following table:

(dollars in thousands)			Increase (Decrease)

Three months ended March 31,	2005	2004	Amount	Percent

Compensation and benefits	$1,104	$1,060	$44	4.2%
Occupancy and equipment	384	375	9	2.4
Data processing	63	72	(9)	(12.5)
Professional and consulting fees	87	58	29	50.0
Marketing and public relations	60	65	(5)	(7.7)
Other	246	216	30	13.9

Total noninterest expense, excluding
repossessed property expense (recovery)	$1,944	$1,846	$98	5.3%

The increase in first-quarter compensation and benefits was partly the result of a $30,000 increase in health care insurance cost, resulting both from normal cost increases and improvements in coverage. The increase in professional and consulting fees expense was attributable to $30,000 consulting fee related to human resource management.

Asset Quality

Nonaccrual loans were $1.2 million at March 31, 2005, compared with $1.5 million at December 31, 2004. Loans with balances totaling $1.2 million and $1.1 million at March 31, 2005 and December 31, 2004, respectively, were considered to be impaired. Total estimated impairments of $162,000 and $182,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at March 31, 2005 was a commercial business loan for $1.2 million secured by inventory and equipment. The loan was restructured in the fourth quarter of 2004 and is performing in accordance with the restructured terms.

Repossessed assets were $148,000 at March 31, 2005, compared with $47,000 at December 31, 2004, reflecting the addition of two commercial boats.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available a line of credit generally equal to 25% of the Bank’s total assets, or approximately $41 million at March 31, 2005, of which $30 million was unused.

At March 31, 2005, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2005. See Note 2 of the Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(Revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123,

Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. On April 21, 2005 the SEC issued a ruling extending the mandatory compliance date for Statement 123(R). Under the ruling public entities (other than those filing as small business issuers) will be required to apply Statement No. 123(R) as of the first interim or annual reporting period beginning after December 15, 2005. The Company plans to adopt the provisions of FASB Statement No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Guidance under APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of Statement No. 153, effective July 1, 2005, is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. Provisions of the SOP limit the yield that may be accreted to the excess of the investor’s estimate at acquisition of expected cash flows to be collected over the investor’s initial investment in the loan. Additionally, the SOP prohibits the recognition of this excess as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are generally to be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP prohibits “carrying over” or creation of valuation allowance in the initial accounting of all loans acquired in a transfer. The SOP was effective for loans acquired starting January 1, 2005.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

(b) Changes in Internal Controls: In the quarter ended March 31, 2005, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31,2005, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)

10.1	Employment Agreement with Craig E. Dahl (3)

10.2	Severance Agreement with Roger K. White (3)

10.3	Severance Agreement with Lisa Corrigan Bell (3)

10.4	Severance Agreement with Thomas Sullivan (3)

10.5	Severance Agreement with Cheryl Crawford (3)

10.6	Severance Agreement with Tammi L. Knight (3)

10.7	Severance Agreement with John E. Robertson (5)

10.8	Severance Agreement with Leslie D. Dahl (5)

10.9	Alaska Federal Savings Bank 401(k) Plan (1)

10.10	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)

10.11	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)

10.12	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)

10.13	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)

10.14	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
(1)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2003.

SIGNATURES In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.
May 16, 2005	/s/Craig E. Dahl

Date	Craig E. Dahl
President and
Chief Executive Officer

May 16, 2005	/s/Roger K. White

Date	Roger K. White
Senior Vice President and
Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Craig E. Dahl, President and Chief Executive Officer, certify that:
1	.	I have reviewed this Quarterly Report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5	.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 16, 2005	/s/Craig E. Dahl

Craig E. Dahl
President and
Chief Executive Officer

Exhibit 31.2 CERTIFICATION CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Roger K. White, Senior Vice President and Chief Financial Officer, certify that:
1	.	I have reviewed this Quarterly Report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;

2	.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3	.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4	.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5	.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 16, 2005	/s/Roger K. White

Roger K. White
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF ALASKA PACIFIC BANCSHARES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
 The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

May 16, 2005	/s/Craig E. Dahl

Date	Craig E. Dahl
President and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF ALASKA PACIFIC BANCSHARES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
 The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

May 16, 2005	/s/Roger K. White

Date	Roger K. White
Senior Vice President and
Chief Financial Officer