Form 10QSB
period 2005-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2005-08-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

X            Yes         _____No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

627,754 shares outstanding on July 29, 2005

Transitional Small Business Disclosure Format (check one):

             Yes        X           No

Alaska Pacific Bancshares, Inc. and Subsidiary Juneau, Alaska

INDEX
PART I. FINANCIAL INFORMATION
Page
Item	1	.	Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2005 and December 31,
2004				1
Consolidated Statements of Income for the three- and six-month
periods ended June 30, 2005 and 2004				2
Consolidated Statements of Cash Flows for the six months ended
June 30, 2005 and 2004				3
Selected Notes to Condensed Consolidated Interim Financial
Statements				4
Item	2	.	Management's Discussion and Analysis or Plan of Operation	8
Item	3	.	Controls and Procedures	14

PART II. OTHER INFORMATION
Item	1	.	Legal Proceedings	15
Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item	3	.	Defaults Upon Senior Securities	15
Item	4	.	Submission of Matters to a Vote of Security Holders	15
Item	5	.	Other Information	15
Item	6	.	Exhibits	16
Signatures				17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2005	2004

Assets
Cash and due from banks	$7,190	$6,170
Interest-earning deposits in banks	1,386	5,458

Total cash and cash equivalents	8,576	11,628
Investment securities available for sale, at fair value (amortized cost:
June 30, 2005 - $8,599; December 31, 2004 - $7,877)	8,638	7,897
Federal Home Loan Bank stock	1,784	1,777
Loans held for sale	204	1,137
Loans	144,169	138,433
Less allowance for loan losses	1,419	1,380

Loans, net	142,750	137,053
Accrued interest receivable	608	741
Premises and equipment	2,119	2,199
Repossessed assets	148	47
Other assets	1,203	1,307

Total Assets	$166,030	$163,786

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$25,693	$22,680
Interest-bearing demand	32,335	32,034
Money market	24,958	24,961
Savings	22,544	23,878
Certificates of deposit	33,547	34,231

Total deposits	139,077	137,784
Federal Home Loan Bank advances	8,090	8,333
Advances from borrowers for taxes and insurance	1,974	749
Accounts payable and accrued expenses	309	455
Accrued interest payable	265	205
Other liabilities	110	255

Total liabilities	149,825	147,781
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 627,754 shares outstanding at March 31,
2005 and December 31, 2004)	7	7
Additional paid-in capital	5,911	5,911
Treasury stock	(342)	(342)
Unearned ESOP shares	(180)	(180)
Unvested shares in stock award plan	(4)	(30)
Retained earnings	10,790	10,627
Accumulated other comprehensive income	23	12

Total shareholders’ equity	16,205	16,005

Total Liabilities and Shareholders’ Equity	$166,030	$163,786

See selected notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
	(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2005	2004	2005	2004

Interest Income
Loans	$2,347	$2,157	$4,584	$4,253
Investment securities	47	87	106	194
Interest-bearing deposits with banks	16	15	34	35

Total interest income	2,410	2,259	4,724	4,482
Interest Expense
Deposits	352	288	667	579
Federal Home Loan Bank advances	109	109	216	220

Total interest expense	461	397	883	799

Net Interest Income	1,949	1,862	3,841	3,683
Provision for loan losses	30	75	60	150

Net interest income after provision for	1,919	1,787	3,781	3,533
loan losses
Noninterest Income
Mortgage servicing income	39	37	77	76
Service charges on deposit accounts	166	178	309	335
Other service charges and fees	53	72	102	115
Gain on sale of mortgage loans	16	112	45	168

Total noninterest income	274	399	533	694
Noninterest Expense
Compensation and benefits	1,078	991	2,182	2,051
Occupancy and equipment	388	384	772	759
Data processing	60	62	123	134
Professional and consulting fees	71	67	158	125
Marketing and public relations	73	72	133	137
Repossessed property expense
(recovery), net	4	26	14	(64)
Other	259	257	505	473

Total noninterest expense	1,933	1,859	3,887	3,615

Income before income tax	260	327	427	612
Income tax	104	131	171	245

Net Income	$156	$196	$256	$367

Earnings per share:
Basic	$ .26	$ .33	$ .42	$ .62
Diluted	.24	.31	.40	.58
Cash dividends per share	.08	.07	.15	.14

See selected notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
		Six Months Ended
			June 30,

(in thousands)		2005	2004

Operating Activities
Net income	$	256	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		60	150
Depreciation and amortization		196	180
Gain on sale of mortgage loans		(45)	(168)
Federal Home Loan Bank stock dividends		(7)	(31)
Amortization of fees, discounts, and premiums, net		(76)	(65)
Stock award plan expense		26	25
Loss on sale of repossessed assets		-	45
Deferred income tax expense		171	245
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable		133	(105)
Other assets		(75)	605
Advances from borrowers for taxes and insurance		1,225	1,125
Accrued interest payable		60	4
Accounts payable and accrued expenses		(146)	125
Other liabilities		(145)	(82)

Net cash provided by operating activities		1,633	2,420
Investing Activities
Purchase of investment securities available for sale		(2,022)	-
Maturities and principal repayments of investment securities available for sale		1,235	1,838
Loan originations, net of principal repayments		(8,920)	(31,407)
Sale of mortgage loans		4,181	18,077
Proceeds from sale of repossessed assets		-	265
Purchase of premises and equipment		(116)	(132)

Net cash used in investing activities		(5,642)	(11,359)
Financing Activities
Net increase (decrease) in Federal Home Loan Bank advances		(243)	(443)
Net increase (decrease) in demand and savings deposits		1,977	2,656
Net decrease in certificates of deposit		(684)	(1,252)
Cash dividends paid		(93)	(86)

Net cash provided by financing activities		957	875

Decrease in cash and cash equivalents		(3,052)	(8,064)
Cash and cash equivalents at beginning of period		11,628	19,126

Cash and cash equivalents at end of period	$	8,576	$11,062

Supplemental information:
Cash paid for interest		$823	$795
Loan repossessions		101	7
Net change in unrealized gain on securities available for sale, net of tax		11	(13)
See selected notes to consolidated interim financial statements.

Alaska Pacific Bancshares, Inc.

Selected Notes to Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2005 and 2004, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At June 30, 2005, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2005:

(dollars in thousands)

Tangible Capital:
Actual	$15,424	9.36%
Required	2,471	1.50

Excess	$12,953	7.86%

Core Capital:
Actual	$15,424	9.36%
Required	6,589	4.00

Excess	$8,835	5.36%

Total Risk-Based Capital:
Actual	$16,643	13.36%
Required	9,965	8.00

Excess	$6,678	5.36%

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

Three Months
Ended June 30,		2005			2004

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$156,000	655,415		$196,000	655,415
Treasury stock		(27,661)			(29,283)
Unvested stock awards		(1,083)			(6,286)
Unearned ESOP shares		(18,007)			(23,252)

Basic EPS	156,000	608,665	$0.26	196,000	596,594	$ .33
Incremental shares
under stock plans:
Stock awards		547			3,182
Stock options		29,158			30,334

Diluted EPS	$156,000	638,370	$0.24	$196,000	630,110	$ .31

Six Months
Ended June 30,		2005			2004

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$256,000	655,415		$367,000	655,415
Treasury stock		(27,661)			(29,283)
Unvested stock awards		(1,733)			(6,952)
Unearned ESOP shares		(18,007)			(23,252)

Basic EPS	256,000	608,014	$ .42	367,000	595,928	$ .62
Incremental shares
under stock plans:
Stock awards		906			3,821
Stock options		30,244			33,843

Diluted EPS	$256,000	639,164	$ .40	$367,000	633,592	$ .58

Note 4 - Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

(in thousands)	2005	2004	2005	2004

Net income	$156	$196	$256	$367
Other comprehensive income (loss)	40	(60)	11	(14)

Comprehensive income	$196	$136	$267	$353

Note 5 - Impaired Loans

Impaired loans were $1,208,000 and $1,074,000 at June 30, 2005 and December 31, 2004, respectively. Estimated impairments of $169,000 and $182,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at June 30, 2005 and December 31, 2004.

Note 6 - Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 148,

Accounting for Stock-Based Compensation – Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide the pro forma disclosure as required by SFAS 148.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$156,000	$196,000	$256,000	$367,000
Total stock option employee com-
pensation expense determined
under fair value based method,
net of tax effect	(4,000)	(6,000)	(7,000)	(12,000)

Pro forma net income	$152,000	$190,000	$249,000	$355,000

Earnings per share:
Basic – as reported	$.26	$.33	$.42	$.62
Basic – pro forma	.25	.32	.41	.60
Diluted – as reported	.24	.31	.40	.58
Diluted – pro forma	.24	.30	.39	.56

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“Statement No. 123(R)). This Statement replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. For additional information regarding Statement No. 123(R), see Item 2, Management’s Discussion and Analysis or Plan of Operation – Recent Accounting Pronouncements” contained herein.

Note 7 - Commitments

Commitments to extend credit, including lines of credit, total $9,882,000 and $9,347,000 at June 30, 2005 and December 31, 2004, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $2,601,000 and $4,057,000 at June 30, 2005 and December 31, 2004, respectively. These amounts are excluded from loan balances.

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

Financial Condition

Total assets of the Company at June 30, 2005 were $166.0 million, an increase of 1.3% from $163.8 million at December 31, 2004.

Loans (excluding loans held for sale) were $144.2 million at June 30, 2005, compared to $138.4 million at December 31, 2004, an increase of $5.8 million, or 4.2% . The largest increases were in single-family mortgage loans, which grew $4.0 million (8.9%), and in commercial business loans, which grew $2.2 million (12.7%), during the first half of 2005. The increases were partially offset by a $1.7 million (3.8%) decline in nonresidential commercial real estate loans.

Loans are summarized by category as follows:
	June 30,	December 31,
(in thousands)	2005	2004

Real estate:
Permanent:
One- to four-family	$49,211	$45,198
Multifamily	1,386	782
Commercial nonresidential	42,485	44,150
Land	4,889	4,499
Construction:
One- to four-family	2,550	3,759
Multifamily	855	-
Commercial nonresidential	4,751	4,453
Commercial business	19,912	17,670
Consumer:
Home equity	12,673	12,287
Boat	4,009	4,174
Automobile	398	514
Other	1,050	947

Loans	$144,169	$138,433

Loans held for sale	$204	$1,137

Deposits increased $1.3 million, or 0.9%, to $139.1 million at June 30, 2005, compared with $137.8 million at December 31, 2004.

Federal Home Loan Bank of Seattle (“FHLB”) advances were $8.1 million at June 30, 2005, compared with $8.3 million at December 31, 2004. The small decrease primarily reflects normal repayment of amortizing advances.

Results of Operations

Net Income. Net income for the second quarter of 2005 was $156,000 ($.24 per diluted share) compared to $196,000 ($.31 per diluted share) for the second quarter of 2004, a decrease of $40,000. Net income for the first six months of 2005 was $256,000 ($.40 per diluted share), compared with $367,000 ($.58 per diluted share) for the first six months of 2004, a decrease of $111,000. The comparisons with 2004 are characterized by increased net interest income and reduced provisions for loan losses, offset by reduced gains on sale of mortgage loans and increased noninterest expense.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended			Six Months Ended
		June 30,			June 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2005	2004	(Decr.)	2005	2004	(Decr.)

Net interest income	$1,949	$1,862	$87	$3,841	$3,683	$158
Noninterest income, excluding
mortgage gains	258	287	(29)	488	526	(38)
Gain on sale of mortgage loans	16	112	(96)	45	168	(123)
Provision for loan losses	(30)	(75)	45	(60)	(150)	90
Repossessed property
(expense) or recovery, net	(4)	(26)	22	(14)	64	(78)
Noninterest expense, excluding
net repossessed property
(expense) or recovery	(1,929)	(1,833)	(96)	(3,873)	(3,679)	(194)

Income before income tax	260	327	(67)	427	612	(185)
Income tax	(104)	(131)	27	(171)	(245)	74

Net income	$156	$196	$(40)	$256	$367	$(111)

Net Interest Income. Net interest income for the second quarter of 2005 increased $87,000 (4.7%) compared with the second quarter of 2004. For the first half of 2005, net interest income increased $158,000 (4.3%) compared with the first half of 2004. Affecting the half-year comparison, however, was a $25,000 interest recovery from a government guarantee in the first quarter of 2004. Excluding this recovery in the prior year, net interest income for the first half would have increased $183,000, or 5.0% .

The net increases were primarily attributable to increases in average loans (including held-for-sale) and an improvement in the mix of interest-earning assets from relatively lower yielding assets such as investment securities and particularly interest-earning deposits in banks to loans with relatively higher yields. Average loans in 2005 increased by 3.9% and 5.1% for the second quarter and first half, respectively, compared with the corresponding periods in 2004, while average balances of interest-earning deposits in banks decreased approximately 65% for both periods.

The Bank did not receive a dividend on FHLB of Seattle stock during the quarter ended June 30, 2005 compared to dividends of $16,000 during the same quarter a year ago. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and it has announced that all future dividends will be suspended until its financial position and performance improves. As a net result of these factors, the net interest margin on total assets increased to 4.80% and 4.74% in the second quarter and first half of 2005, respectively, from 4.49% and 4.51%, respectively, in the corresponding periods of 2004.

Provision for Loan Losses. The provision for loan losses for the second quarter of 2005 was $30,000, a decrease of $45,000 from $75,000 in the second quarter of 2004. Similarly, the provision decreased to $60,000 in the first half of 2005 from $150,000 in the first half of 2004. The provisions in all periods reflect management’s assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Net loan chargeoffs in the second quarter of 2005 were zero, compared with $102,000 in the second quarter of 2004. For the first half of 2005, net chargeoffs were $21,000, compared with $25,000 in 2004. The first half of 2004 included a first-quarter recovery of $89,000 resulting from the government guarantee of a loan previously charged off.

Noninterest Income. Excluding gains on sale of mortgages, noninterest income decreased $29,000 (10.1%) to $258,000 in the second quarter of 2005, compared with $287,000 in the second quarter of 2004. In the first half of 2005, this total decreased $38,000 (7.2%) to $488,000 compared with $526,000 in the first half of 2004. The net decreases were primarily in service charges and fees, attributable at least in part to higher amounts credited to commercial customers based on account balances. Such credits are used to offset fees and charges and vary directly with market interest rates. In addition, service charges on consumer deposits have decreased as a result of growth in “free checking” accounts, introduced in 2004. Such accounts pay no interest, but are also free of monthly service charges without minimum balance requirements. Both of these factors have helped to increase noninterest demand deposits, with a resulting favorable effect on net interest income, but tend to negatively affect fee income.

Gains on sale of mortgage loans decreased $96,000 to $16,000 in the second quarter of 2005 compared with $112,000 in the second quarter of 2004. Similarly, such gains decreased $123,000 to $45,000 in the first half of 2005 compared with $168,000 in the first half of 2004. The decrease was a result of much lower demand for mortgage loans, as well as the Bank retaining a greater portion of new mortgage production in the portfolio, versus selling such loans in the secondary market.

Noninterest Expense. Noninterest expense increased $74,000 (4.0%) in the second quarter of 2005 and $272,000 (7.5%) in the first half of 2005, each compared with 2004. Contributing $78,000 of the first-half increase was repossessed property expense (recovery), which was a net recovery of $64,000 in 2004, compared with net expense of $14,000 in 2005. The first quarter of 2004 included a recovery of $80,000 of expenses incurred in previous quarters, resulting from a government loan guarantee.

Excluding repossessed property expenses and recoveries in both years, noninterest expense for the second quarter and first half of 2005 increased $96,000 (5.2%) and $194,000 (5.3%), respectively, compared with 2004. The details of the first-half comparison are presented in the following table:

(dollars in thousands)			Increase (Decrease)

Six months ended June 30,	2005	2004	Amount	Percent

Compensation and benefits	$2,182	$2,051	$131	6.4%
Occupancy and equipment	772	759	13	1.7
Data processing	123	134	(11)	(8.2)
Professional and consulting fees	158	125	33	26.4
Marketing and public relations	133	137	(4)	(2.9)
Other	505	473	32	6.8

Total noninterest expense, excluding
repossessed property expense (recovery)	$3,873	$3,679	$194	5.3%

The increases in compensation and benefits was partly the result of an $81,000 increase in health care insurance cost, resulting both from cost increases and improvements in coverage. The increase in professional and consulting fees expense was attributable to a $40,000 consulting fee related to human resource management.

Asset Quality

Nonaccrual loans were $1.2 million at June 30, 2005, compared with $1.5 million at

December 31, 2004. Loans with balances totaling $1.2 million and $1.1 million at June 30, 2005 and December 31, 2004, respectively, were considered to be impaired. Total estimated impairments of $169,000 and $182,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at June 30, 2005 was a commercial business loan for $1.2 million secured by inventory and equipment. The loan was restructured in the fourth quarter of 2004 and is performing in accordance with the restructured terms.

Repossessed assets were $148,000 at June 30, 2005, compared with $47,000 at December 31, 2004, reflecting the addition of two commercial boats.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB of Seattle a line of credit generally equal to 25% of the Bank’s total assets, or approximately $41.5 million at June 30, 2005, of which $33.4 million was unused.

At June 30, 2005, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2005. See Note 2 of the Selected Notes to Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (R), Share-Based Payment. This Statement replaces FASB Statement No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. On April 21, 2005 the Securities and Exchange Commission issued a ruling extending the mandatory compliance date for Statement 123(R). Under the ruling public entities (other than those filing as small business issuers) will be required to apply Statement No. 123(R) as of the first interim or annual reporting period beginning after December 15, 2005. The Company plans to adopt the provisions of FASB Statement No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Guidance under APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of Statement No. 153, effective July 1, 2005, is not expected to have any impact on the Company’s current financial condition or results of operations.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company does not expect that its disclosures and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2006. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended June 30, 2005, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2005, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 17, 2005. The results of the vote on the matters presented at the Meeting were as follows:

1	.	The following individuals were elected as directors:

			Vote For	Vote Withheld
		Craig E. Dahl	485,106	3,522
		Hugh N. Grant	483,934	4,694
		Eric McDowell	486,638	2,990

2.	The appointment of Moss Adams LLP as the Company’s independent auditors for the year ending December 31, 2005 was approved by the following vote:

For	Against	Abstain
479,573	2,000	6,355

Item 5. Other Information
None

Item 6. Exhibits
3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)

10.1	Employment Agreement with Craig E. Dahl (3)

10.2	Severance Agreement with Roger K. White (3)

10.3	Severance Agreement with Lisa Corrigan Bell (3)

10.4	Severance Agreement with Thomas Sullivan (3)

10.5	Severance Agreement with Cheryl Crawford (3)

10.6	Severance Agreement with Tammi L. Knight (3)

10.7	Severance Agreement with John E. Robertson (5)

10.8	Severance Agreement with Leslie D. Dahl (5)

10.9	Alaska Federal Savings Bank 401(k) Plan (1)

10.10	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)

10.11	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)

10.12	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)

10.13	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)

10.14	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 _________________________
(1)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc
August 12, 2005	/s/Craig E. Dahl

Date	Craig E. Dahl
President and Chief Executive Officer

August 12, 2005	/s/Roger K. White

Date	Roger K. White
Senior Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig E. Dahl, President and Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:	August 12, 2005	/s/Craig E. Dahl

Craig E. Dahl
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger K. White, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:	August 12, 2005	/s/Roger K. White

Roger K. White
Senior Vice President and
Chief Financial Officer

1

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
August 12, 2005	/s/Craig E. Dahl

Date	Craig E. Dahl
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
August 12, 2005	/s/Roger K. White

Date	Roger K. White
Senior Vice President and Chief Financial Officer