Form 10QSB
period 2005-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2005-11-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

________ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________to ___________

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
(Issuer's Telephone Number)

NA
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

627,754 shares outstanding on October 31, 2005

Transitional Small Business Disclosure Format (check one): Yes ___ No  X

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

PART I. FINANCIAL INFORMATION

Item	1	.	Financial Statements (Unaudited)	Page
Consolidated Balance Sheets as of September 30, 2005 and
December 31, 2004				1
Consolidated Statements of Income for the three- and nine-month
periods ended September 30, 2005 and 2004				2
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2005 and 2004				3
Selected Notes to Condensed Consolidated Interim Financial
Statements				4

Item	2	.	Management's Discussion and Analysis or Plan of Operation	9

Item	3	.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	16

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item	3	.	Defaults Upon Senior Securities	16

Item	4	.	Submission of Matters to a Vote of Security Holders	16

Item	5	.	Other Information	16

Item	6	.	Exhibits	16

Signatures				18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

September 30,		December 31,
(dollars in thousands)	2005	2004

Assets
Cash and due from banks	$7,454	$6,170
Interest-earning deposits in banks	2,424	5,458

Total cash and cash equivalents	9,878	11,628
Investment securities available for sale, at fair value (amortized cost:
September 30, 2005 - $8,345; December 31, 2004 - $7,877)	8,336	7,897
Federal Home Loan Bank stock	1,784	1,777
Loans held for sale	75	1,137
Loans	154,174	138,433
Less allowance for loan losses	1,416	1,380

Loans, net	152,758	137,053
Accrued interest receivable	635	741
Premises and equipment	2,138	2,199
Repossessed assets	101	47
Other assets	1,130	1,307

Total Assets	$176,835	$163,786

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$31,700	$22,680
Interest-bearing demand	32,897	32,034
Money market	25,510	24,961
Savings	21,717	23,878
Certificates of deposit	33,187	34,231

Total deposits	145,011	137,784
Federal Home Loan Bank advances	14,069	8,333
Advances from borrowers for taxes and insurance	375	749
Accounts payable and accrued expenses	371	455
Accrued interest payable	366	205
Other liabilities	268	255

Total liabilities	160,460	147,781
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 627,754 shares outstanding at
September 30, 2005 and December 31, 2004)	7	7
Additional paid-in capital	5,911	5,911
Treasury stock	(342)	(342)
Unearned ESOP shares	(180)	(180)
Unvested shares in stock award plan	-	(30)
Retained earnings	10,984	10,627
Accumulated other comprehensive income	(5)	12

Total shareholders’ equity	16,375	16,005

Total Liabilities and Shareholders’ Equity	$176,835	$163,786

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
	(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2005	2004	2005	2004

Interest Income
Loans	$2,533	$2,264	$7,117	$6,517
Investment securities	76	76	182	270
Interest-bearing deposits with banks	14	17	48	52

Total interest income	2,623	2,357	7,347	6,839
Interest Expense
Deposits	404	300	1,071	879
Federal Home Loan Bank advances	127	109	343	329

Total interest expense	531	409	1,414	1,208

Net Interest Income	2,092	1,948	5,933	5,631
Provision for loan losses	30	150	90	300

Net interest income after provision for	2,062	1,798	5,843	5,331
loan losses
Noninterest Income
Mortgage servicing income	37	37	114	113
Service charges on deposit accounts	189	182	498	517
Other service charges and fees	71	78	173	193
Gain on sale of mortgage loans	9	60	54	228

Total noninterest income	306	357	839	1,051
Noninterest Expense
Compensation and benefits	1,080	1,059	3,262	3,110
Occupancy and equipment	382	364	1,154	1,123
Data processing	66	65	189	199
Professional and consulting fees	57	49	215	174
Marketing and public relations	74	74	207	211
Repossessed property expense
(recovery), net	16	-	30	(64)
Other	285	251	790	724

Total noninterest expense	1,960	1,862	5,847	5,477

Income before income tax	408	293	835	905
Income tax	163	117	334	362

Net Income	$245	$176	$501	$543

Earnings per share:
Basic	$ .40	$ .29	$ .82	$ .91
Diluted	.38	.28	.78	.86
Cash dividends per share	.08	.07	.23	.21

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,

(in thousands)	2005	2004

Operating Activities
Net income	$501	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	300
Depreciation and amortization	294	270
Gain on sale of mortgage loans	(54)	(228)
Federal Home Loan Bank stock dividends	(7)	(45)
Amortization of fees, discounts, and premiums, net	(103)	(82)
Stock award plan expense	30	38
Loss on sale of repossessed assets	4	45
Deferred income tax expense	334	362
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	106	(59)
Other assets	(146)	102
Advances from borrowers for taxes and insurance	(374)	(526)
Accrued interest payable	161	48
Accounts payable and accrued expenses	(84)	147
Other liabilities	13	(188)

Net cash provided by operating activities	765	727
Investing Activities
Purchase of investment securities available for sale	(2,957)	-
Maturities and principal repayments of investment securities available for sale	2,401	2,610
Loan originations, net of principal repayments	(19,250)	(45,826)
Sale of mortgage loans	4,662	23,030
Proceeds from sale of repossessed assets	43	265
Purchase of premises and equipment	(233)	(155)

Net cash used in investing activities	(15,334)	(20,076)
Financing Activities
Issuance of stock	-	15
Net increase (decrease) in Federal Home Loan Bank advances	5,736	4,886
Net increase (decrease) in demand and savings deposits	8,271	10,577
Net decrease in certificates of deposit	(1,044)	(2,557)
Cash dividends paid	(144)	(130)

Net cash provided by financing activities	12,819	12,791

Decrease in cash and cash equivalents	(1,750)	(6,558)
Cash and cash equivalents at beginning of period	11,628	19,126

Cash and cash equivalents at end of period	$9,878	$12,568

Supplemental information:
Cash paid for interest	$1,253	$1,160
Loan repossessions	101	7
Net change in unrealized gain on securities available for sale, net of tax	(17)	(38)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments

(consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2005 and 2004, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At September 30, 2005, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2005:

(dollars in thousands)

Tangible Capital:
Actual	$15,689	8.98%
Required	2,620	1.50

Excess	$13,069	7.48%

Core Capital:
Actual	$15,689	8.98%
Required	6,988	4.00

Excess	$8,701	4.98%

Total Risk-Based Capital:
Actual	$16,905	12.88%
Required	10,501	8.00

Excess	$6,404	4.88%

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

Three Months
Ended September 30,		2005			2004

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$245,000	655,415		$176,000	655,415
Treasury stock		(27,661)			(28,472)
Unvested stock awards		(216)			(4,985)
Unearned ESOP shares		(18,007)			(23,252)

Basic EPS	245,000	609,531	$0.40	176,000	598,706	$ .29
Incremental shares
under stock plans:
Stock awards		109			2,543
Stock options		29,245			29,793

Diluted EPS	$245,000	638,885	$0.38	$176,000	631,042	$ .28

Nine Months
Ended September 30,		2005			2004

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$501,000	655,415		$543,000	655,415
Treasury stock		(27,661)			(29,013)
Unvested stock awards		(1,277)			(6,296)
Unearned ESOP shares		(18,007)			(23,252)

Basic EPS	501,000	608,520	$ .82	543,000	596,854	$ .91
Incremental shares
under stock plans:
Stock awards		635			3,382
Stock options		29,915			32,066

Diluted EPS	$501,000	639,070	$ .78	$543,000	632,302	$ .86

Note 4 - Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in thousands)	2005	2004	2005	2004

Net income	$245	$176	$501	$543
Other comprehensive income (loss)	(28)	52	(17)	38

Comprehensive income	$217	$228	$484	$581

Note 5 - Impaired Loans

Impaired loans were $1,149,000 and $1,074,000 at September 30, 2005 and December 31, 2004, respectively. Estimated impairments of $161,000 and $182,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at September 30, 2005 and December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2005	2004	2005	2004

Net income, as reported	$245	$176	$501	$543
Total stock option employee com-
pensation expense determined
under fair value based method,
net of tax effect	(2)	(6)	(14)	(18)

Pro forma net income	$243	$170	$487	$525

Earnings per share:
Basic – as reported	$.40	$.29	$.82	$.91
Basic – pro forma	.40	.28	.80	.88
Diluted – as reported	.38	.28	.78	.86
Diluted – pro forma	.38	.27	.76	.83

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

Note 7 - Commitments

Commitments to extend credit, including lines of credit, total $7,949,000 and $9,347,000 at September 30, 2005 and December 31, 2004, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $5,531,000 and $4,057,000 at September 30, 2005 and December 31, 2004, respectively. These amounts are excluded from loan balances.

Note 8 - Subsequent Event – Planned Branch Closures

In October 2005 the Company announced that the Bank intends to close its offices in Hoonah and Yakutat, Alaska by the end of January 2006. At September 30, 2005, the two offices had combined deposits of approximately $13 million and annual direct noninterest expenses of approximately $350,000. The Bank intends to continue to serve customers in these two communities, each with a population less than 1,000, through its five other offices in Southeast Alaska, on-line banking and bill payment services, toll-free telephone banking, and traditional bank-by-mail services.

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

Financial Condition

Total assets of the Company at September 30, 2005 were $176.8 million, an increase of $13.0 million, or 7.9%, from $163.8 million at December 31, 2004. The increase is characterized by an increase in loans funded by increased deposits and borrowings.

Loans (excluding loans held for sale) were $154.2 million at September 30, 2005, compared to $138.4 million at December 31, 2004, an increase of $15.8 million, or 11.4% . The largest increases were in single-family mortgage loans, which grew $5.4 million (12.0%), residential construction (including multifamily) loans, which grew $5.0 million (134.2%) and in commercial business loans, which grew $2.8 million (15.8%), during the first three quarters of 2005.

Loans are summarized by category as follows:
	September 30,	December 31,
(in thousands)	2005	2004

Real estate:
Permanent:
One- to four-family	$50,620	$45,198
Multifamily	1,275	782
Commercial nonresidential	44,007	44,150
Land	5,112	4,499
Construction:
One- to four-family	7,888	3,759
Multifamily	917	-
Commercial nonresidential	4,954	4,453
Commercial business	20,467	17,670
Consumer:
Home equity	13,520	12,287
Boat	3,847	4,174
Automobile	557	514
Other	1,010	947

Loans	$154,174	$138,433

Loans held for sale	$75	$1,137

Deposits increased $7.2 million, or 5.2%, to $145.0 million at September 30, 2005, compared with $137.8 million at December 31, 2004.

Federal Home Loan Bank of Seattle (“FHLB”) advances increased $5.7 million to $14.0 million at September 30, 2005, compared with $8.3 million at December 31, 2004. The increase reflects stronger growth in loans than in deposits.

Results of Operations

Net Income. Net income for the third quarter of 2005 was $245,000 ($.38 per diluted share) compared to $176,000 ($.28 per diluted share) for the third quarter of 2004, an increase of $69,000, or 39.2% . Net income for the first nine months of 2005 was $501,000 ($.78 per diluted share), compared with $543,000 ($.86 per diluted share) for the first nine months of 2004, a decrease of $42,000. The comparisons with 2004 are characterized by increased net interest income and reduced provisions for loan losses, offset by reduced gains on sale of mortgage loans and increased noninterest expense.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended			Nine Months Ended
		September 30,			September 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2005	2004	(Decr.)	2005	2004	(Decr.)

Net interest income	$2,092	$1,948	$144	$5,933	$5,631	$302
Noninterest income, excluding
mortgage gains	297	297	-	785	823	(38)
Gain on sale of mortgage loans	9	60	(51)	54	228	(174)
Provision for loan losses	(30)	(150)	120	(90)	(300)	210
Repossessed property
(expense) or recovery, net	(16)	-	(16)	(30)	64	(94)
Noninterest expense, excluding
net repossessed property
(expense) or recovery	(1,944)	(1,862)	(82)	(5,817)	(5,541)	(276)

Income before income tax	408	293	115	835	905	(70)
Income tax	(163)	(117)	(46)	(334)	(362)	28

Net income	$245	$176	$69	$501	$543	$(42)

Net Interest Income. Net interest income for the third quarter of 2005 increased $144,000 (7.4%) compared with the third quarter of 2004. For the first three quarters of 2005, net interest income increased $302,000 (5.4%) compared with the first three quarters of 2004. Affecting the nine-month comparison, however, was a $25,000 interest recovery from a government guarantee in the first quarter of 2004. Excluding this recovery in the prior year, net interest income for the first three quarters would have increased $327,000, or 5.8% .

The net increases were primarily attributable an improvement in the mix of interest-earning assets from relatively low-yielding deposits in banks to higher-yielding loans. Average loans in 2005 increased by 3.7% and 4.7% for the third quarter and first nine months, respectively, compared with the corresponding periods in 2004, while average balances of interest-earning deposits in banks decreased more than 65% for both periods.

Also contributing to the increase in net interest income, average yields on earning assets increased relatively more than the average cost on interest-bearing liabilities. For the third quarter, the interest rate spread increased to 4.77% in 2005 from 4.60% in 2004, and the net interest margin (on average total assets) increased to 4.86% in 2005 from 4.55% in 2004. Similarly for the nine-month period, the interest rate spread increased to 4.75% in 2005 from 4.57% in 2004, and the net interest margin (on average total assets) increased to 4.78% in 2005 from 4.51% in 2004.

The Bank has not received a dividend on FHLB of Seattle stock during the first three quarters of 2005 compared to dividends of $15,000 per quarter for the same period in 2004. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and it has announced that all future dividends will be suspended until its financial position and performance improves.

Provision for Loan Losses. The provision for loan losses for the third quarter of 2005 was $30,000, a decrease of $120,000 from $150,000 in the third quarter of 2004. Similarly, the provision decreased to $90,000 in the first nine months of 2005 from $300,000 in the first nine months of 2004. The provisions in all periods reflect management’s assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio.

Net loan chargeoffs in the third quarter of 2005 were $33,000, compared with $98,000 in the third quarter of 2004. For the first nine months of 2005, net chargeoffs were $54,000, compared with $123,000 in 2004. The first nine months of 2004 included a first-quarter recovery of $89,000 resulting from the government guarantee of a loan previously charged off.

Noninterest Income. Excluding gains on sale of mortgages, noninterest income for the third quarter of 2005 was $297,000, unchanged from the third quarter of 2004. For the first three quarters of 2005, the total, also excluding gains on sale of mortgages, decreased $38,000 (4.6%) to $785,000 compared with $823,000 in the first three quarters of 2004. The net decrease for the three quarters was primarily in service charges and fees, attributable at least in part to higher amounts credited to commercial customers based on account balances. Such credits are used to offset fees and charges and vary directly with market interest rates. In addition, service charges on consumer deposits have decreased as a result of growth in “free checking” accounts, introduced in 2004. Such accounts pay no interest, but are also free of monthly service charges regardless of balance. Both of these factors have helped to increase noninterest demand deposits, with a resulting favorable effect on net interest income, but tend to negatively affect fee income.

Gains on sale of mortgage loans decreased $51,000 to $9,000 in the third quarter of 2005 compared with $60,000 in the third quarter of 2004. Similarly, such gains decreased $174,000 to $54,000 in the first three quarters of 2005 compared with $228,000 in the first three quarters of 2004. The decrease was a result of much lower demand in the mortgage loan market, as well as the Bank retaining a greater portion of new mortgage production in the portfolio, versus selling such loans in the secondary market.

Noninterest Expense. Repossessed property expense for the first three quarters of 2004 included a recovery of $80,000 of expenses incurred in previous periods, resulting from a government loan guarantee. As a result, net repossessed property expense for the first three quarters of 2004 was a net recovery of $64,000.

Excluding repossessed property expenses and recoveries in both years, noninterest expense for the third quarter and first nine months of 2005 increased $82,000 (4.4%) and $276,000 (5.0%), respectively, compared with 2004. The details of the nine-month comparison are presented in the following table:

(dollars in thousands)			Increase (Decrease)

Nine months ended September 30,	2005	2004	Amount	Percent

Compensation and benefits	$3,262	$3,110	$152	4.9%
Occupancy and equipment	1,154	1,123	31	2.8
Data processing	189	199	(10)	(5.0)
Professional and consulting fees	215	174	41	23.6
Marketing and public relations	207	211	(4)	(1.9)
Other	790	724	66	9.1

Total noninterest expense, excluding
repossessed property expense (recovery)	$5,817	$5,541	$276	5.0%

The increase in compensation and benefits was partly the result of an $131,000 increase in health care insurance cost, resulting both from cost increases and improvements in coverage. The increase in professional and consulting fees expense was attributable to a $59,000 consulting fee related to human resource management.

Asset Quality

Nonaccrual loans were $1.3 million at September 30, 2005, compared with $1.5 million at December 31, 2004. Loans with balances totaling $1.3 million at September 30, 2005 and at December 31, 2004 were considered to be impaired. Total estimated impairments of $161,000 and $182,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at September 30, 2005 was a commercial business loan for $1.3 million secured by inventory and equipment. The loan was restructured in the fourth quarter of 2004 and is performing in accordance with the restructured terms.

Repossessed assets were $101,000 at September 30, 2005, compared with $47,000 at December 31, 2004, reflecting the disposal of a residential property and the addition of two commercial boats.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB of Seattle a line of credit generally equal to 25% of the Bank’s total assets, or approximately $44 million at September 30, 2005, of which $30 million was unused.

At September 30, 2005, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2005. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2005.

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

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Guidance under APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of Statement No. 153, effective July 1, 2005, is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2006 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended September 30, 2005, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2005, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

Alaska Pacific Bancshares, Inc.

November 14, 2005	/s/Craig E. Dahl

Date	Craig E. Dahl
President and
Chief Executive Officer

November 14, 2005	/s/Roger K. White

Date	Roger K. White
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:          November 14, 2005                                                                                     /s/Craig E. Dahl
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

Date: November 14, 2005                                                                                      /s/Roger K. White
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
November 14, 2005	/s/Craig E. Dahl

Date	Craig E. Dahl
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
November 14, 2005	/s/Roger K. White

Date	Roger K. White
Senior Vice President and
Chief Financial Officer