Form 10KSB
period 2005-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2006-04-03
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ______

Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Name of small business issuer in its charter)
Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801	99801
(Address of principal executive offices)	(Zip Code)

Issuers's telephone number (907)789-4484

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, par value $0.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s revenues for the fiscal year were $11.3 million.

As of March 25, 2006, there were issued and outstanding 627,754 shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the average of the bid and asked prices for the Common Stock on March 24, 2006, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $12.5 million (575,321 shares at $21.30 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005 (Parts I and II)

2.	Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I

Item 1. Description of Business

General

     Alaska Pacific Bancshares, Inc. (“Corporation”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999. At December 31, 2005, the Corporation had total assets of $177.2 million, total deposits of $146.7 million and stockholders’ equity of $16.6 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

     Alaska Pacific was founded as “Alaska Federal Savings and Loan Association of Juneau” in 1935 and changed its name to “Alaska Federal Savings Bank” in October 1993. In connection with the Conversion, Alaska Pacific changed its name from “Alaska Federal Savings Bank” to its current title. The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, under the Savings Association Insurance Fund (“SAIF”), currently insures the Bank’s deposits, which have been federally insured since 1937. The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

     Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Bank’s business consists primarily of attracting retail deposits from the general public and using those funds to originate one- to four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial real estate loans.

Recent Developments

     In January 2006, Alaska Pacific’s smallest offices, located in Hoonah (population approximately 860) and Yakutat (population approximately 808), were closed to reduce operating expenses, but Alaska Pacific continues to serve these communities through online banking and other remote services

Market Area

     Alaska Pacific’s primary market area includes the communities of Juneau, Ketchikan, Sitka, Hoonah, and Yakutat. Alaska Pacific’s market area covers 500 miles along the Pacific Ocean coastline from Yakutat in the north to Prince of Wales Island in the south, and encompasses approximately 35,000 square miles of land. The region is home to approximately 74,000 residents who reside in 14 communities. This area has similar economic characteristics; however, there is diversity in some unique industries. With its breathtaking scenery, abundant fishing and wildlife, and numerous recreational activities, Southeast Alaska is a popular tourist destination, and offers several ports of call for cruise ship passengers.

     Alaska Pacific’s main office and one other full service branch office are located in Juneau (population approximately 31,187), which is the capital of Alaska. The primary economic sources in Juneau are government, tourism, support services for logging and fish processing, mining and fishing. Juneau’s historically active mining industry (primarily gold and silver) is again gaining importance after decades of decline. According to information provided by the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal governments, Bartlett Regional Hospital and the University of Alaska.

     Two full service offices of Alaska Pacific are located in Ketchikan (population approximately 13,320). Ketchikan is an industrial center and a major port of entry in Southeast Alaska with a diverse economy. A large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism are Ketchikan’s main economic support. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Pulp Mill and the federal government.

     One full service office of Alaska Pacific is located in Sitka (population approximately 8,876) located on the west coast of Baranof Island fronting the Pacific Ocean, on Sitka Sound. The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, retail and health care services. The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital. Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

Selected Financial Data

     This information contained under the section captioned “Selected Consolidated Financial Information” is incorporated by reference from the 2005 Annual Report to Shareholders (“Annual Report”).

Market Risk Analysis

     The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Corporation’s Annual Report is incorporated herein by reference.

Average Balance Sheet

     The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Average Balances, Interest and Average Yields/Cost” in the Annual Report is incorporated herein by reference.

Rate/Volume Analysis

The information contained under the section captioned “Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Rate/Volume Analysis” in the Annual Report is incorporated herein by reference.

Yields Earned and Rates Paid

The information contained under the section captioned “Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Rate/Volume Analysis” in the Annual Report is incorporated herein by reference.

Lending Activities

     General. At December 31, 2005, Alaska Pacific’s loan portfolio (excluding loans held for sale) amounted to $152.7 million, or 86% of total assets at that date. Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific’s loan portfolio as of the dates indicated.

(dollars in thousands) December 31,	2005		2004

	Amount	Percent	Amount	Percent

Real estate:
Permanent:
One- to four-family	$49,425	32.36%	$45,198	32.65%
Multifamily	1,261	0.83	782	0.56
Commercial nonresidential	45,874	30.04	44,150	31.89

Total permanent	96,560	63.23	90,130	65.10
Land	3,952	2.59	4,499	3.25
Construction:
One- to four-family	9,174	6.01	3,759	2.72
Multifamily	1,415	0.93	-	-
Commercial nonresidential	3,284	2.15	4,453	3.22

Total construction	13,873	9.09	8,212	5.94
Commercial business	19,134	12.53	17,670	12.76
Consumer:
Home equity	13,454	8.81	12,287	8.88
Boat	3,914	2.56	4,174	3.02
Automobile	696	0.45	514	0.37
Other	1,139	0.74	947	0.68

Total consumer	19,203	12.56	17,922	12.95

Total loans	152,722	100.00%	138,433	100.00%
Less:
Allowance for loan losses	1,448		1,380

Loans, net	$151,274		$137,053

     One- to Four-Family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one- to four-family residences located in its primary market area. At December 31, 2005, $49.4 million, or 32.4%, of Alaska Pacific’s total loan portfolio consisted of these loans. Alaska Pacific originated $20.6 million and $30.4 million of one- to four-family residential mortgage loans during the years ended December 31, 2005 and 2004, respectively.

     Generally, Alaska Pacific’s fixed-rate one-to four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Alaska Housing Finance Corporation (“AHFC”), a state agency that provides affordable housing programs. Alaska Pacific’s fixed-rate loans customarily include “due on sale” clauses, which gives the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2004, $2.5 million, or 5.1%, of Alaska Pacific’s one- to four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased recently with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

     Alaska Pacific also originates one- to four-family mortgage loans under Freddie Mac, the Federal Housing Administration, the Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, with servicing retained. This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See “-- Loan Originations, Sales and Purchases.”

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

     To a lesser extent, Alaska Pacific originates loans secured by non-owner occupied residential properties that are sold to Freddie Mac.

     Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2005 and 2004, land loans amounted to $4.0 million and $4.5 million, respectively.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

     Construction Lending. At December 31, 2005, construction loans amounted to $13.9 million, or 9.1% of total loans, all of which were secured by properties located in Alaska Pacific’s primary market area. This compares with $8.2 million, or 5.9% of the total loan portfolio at December 31, 2004. The increase is attributable to good demand for construction loans, both residential and commercial.

     Construction loans are made for a term of up to nine to 18 months. Construction loans are made at fixed or adjustable rates with interest payable monthly. Alaska Pacific originates construction loans to individuals who have a contract with a builder for the construction of their residence. Alaska Pacific typically requires that permanent financing with Alaska Pacific or some other lender be in place prior to closing any construction loan to an individual. Alaska Pacific generally underwrites these loans, which typically convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term, according to the underwriting standards for a permanent loan.

     Construction loans to builders, or speculative loans, are typically made with a maximum loan-to-value ratio of the lesser of 80% of the cost of construction or 75% of the appraised value. Construction loans made to home builders are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either Alaska Pacific or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the debt on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified.

     Prior to making a commitment to fund a construction loan, Alaska Pacific requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. Alaska Pacific’s staff also reviews and inspects projects prior to disbursement of funds during the term of the construction loan. Loan proceeds are generally disbursed after inspection of the project.

     Although construction lending affords Alaska Pacific the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is generally considered to involve a higher degree of risk than one- to four-family mortgage lending. It is more difficult to evaluate construction loans than permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). Changes in the demand for new housing in the area and higher-than-anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, Alaska Pacific may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for new housing. The fact that in-process homes are difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require Alaska Pacific to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

     Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One- to four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million. At December 31, 2005, all construction loans were performing according to the loan terms; the largest, for approximately $1.8 million, was for a residential development project.

     Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $100,000 to $2.5 million and at December 31, 2005 the largest loan totaled $2.3 million and was performing in accordance with its terms. At December 31, 2005, Alaska Pacific had $1.3 million of multifamily residential and $45.9 million of commercial real estate loans, which amounted to 0.8% and 30.0%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%. A substantial portion of Alaska Pacific’s multifamily and commercial real estate loans are secured by property located within Alaska Pacific’s primary market area.

     Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

     From time to time, Alaska Pacific purchases participations in multifamily and commercial real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $2.5 million. Such loans are on similar terms and are subject to the same underwriting standards as loans originated by Alaska Pacific.

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

     Future growth of commercial real estate loans is restricted due to regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $67 million at December 31, 2005.

     Commercial Business Lending. At December 31, 2005, commercial business loans amounted to $19.1 million, or 12.5% of total loans. Future growth of commercial business loans is restricted due to regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $35 million at December 31, 2005.

     Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $100,000 and $1 million. At December 31, 2005, the largest commercial business loan was for $1.3 million and was secured by equipment and inventory. This loan was restructured in 2004 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2005.

     Alaska Pacific originates guaranteed loans through the Small Business Administration, the U.S. Department of Agriculture and the Alaska Industrial Development and Export Authority. Alaska Pacific has also worked with local municipal agencies, such as the Juneau Economic Development Council and the Cities of Sitka and Ketchikan in exploring participation or guaranty programs in each of these cities. Generally, Alaska Pacific receives guarantees of between 75% and 90% of the loan amount. In addition, Alaska Pacific has retained portions of four commercial loans originated through participation programs with Alaska Industrial Development and Export Authority, Alaska Electrical Pension Trust, the City of Sitka and AHFC.

     Alaska Pacific also makes commercial loans secured by commercial charter boats and commercial fishing boats. These loans have ten-year terms with an interest rate that adjusts based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ship’s preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

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

     Consumer Lending. At December 31, 2005, consumer loans totaled $19.2 million, or12.6% of total loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

     The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2005, home equity loans totaled $13.5 million, or 8.8% of the total loan portfolio, compared to $12.3 million, or 8.9% of the total loan portfolio at December 31, 2004. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 15 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates.

     At December 31, 2005, consumer boat loans amounted to $3.9 million, or 2.6%, of the total loan portfolio compared to $4.2 million, or 3.0% of the total loan portfolio at December 31, 2004. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

     At December 31, 2005, automobile loans amounted to $696,000, or 0.5%, of the total loan portfolio compared to $514,000, or 0.4% of the total loan portfolio at December 31, 2004. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest. The origination of auto loans has declined in recent years as a result of dealer financing offered at below-market rates.

     Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $1.1 million, or 0.8%, of total loans at December 31, 2005, compared to $947,000, or 0.7% of total loans at December 31, 2004.

     Alaska Pacific also requires title, fire and casualty insurance on secured consumer loans. The only title exception is for home equity loans under $50,000 where a property profile, obtained from a title company, indicates there are no liens or encumbrances not previously disclosed.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles or boats and particularly used automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as Alaska Pacific, and a borrower may be able to assert against this assignee claims and defenses that it has against the seller of the underlying collateral.

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

							After 1 Year

(in thousands)	Within	After 1 Year Through	After 3 Years Through	After 5 Years Through	Beyond		Fixed	Adjustable
December 31, 2005	1 Year	3 Years	5 Years	10 Years	10 Years	Total	Rates	Rates

Real estate:
Permanent:
One-to-four family	$3,184	$286	$1,538	$1,823	$42,594	$49,425	$43,761	$2,481
Multifamily	16	834	59	-	352	1,261	833	412
Commercial nonresidential	602	788	3,228	8,448	32,808	45,874	2,967	42,305
Land	1,163	147	1,529	427	686	3,952	1,963	826
Construction:
One-to-four family	2,940	6,234	-	-	-	9,174	-	6,234
Multifamily	447	232	-	736	-	1,415	736	232
Commercial nonresidential	744	-	767	-	1,773	3,284	267	2,273
Commercial business	2,102	2,957	2,579	6,971	4,525	19,134	2,058	14,974
Consumer:
Home equity	364	131	677	4,267	8,015	13,454	9,748	3,342
Boat	200	115	170	1,715	1,714	3,914	2,819	895
Automobile	30	136	351	179	-	696	666	-
Other	370	87	125	169	388	1,139	496	272

Total	$12,162	$11,947	$11,023	$24,735	$92,855	$152,722	$66,314	$74,246

     Loan Solicitation and Processing. Alaska Pacific obtains its loan applicants from walk-in traffic, which is generated through media advertising and referrals from existing customers and through officer business development calls and activities. Local real estate agents refer a portion of Alaska Pacific’s mortgage loan applicants, and dealers refer some consumer loans, such as boat loans. Alaska Pacific requires title insurance on all of its mortgage loans. All mortgage loans require fire and extended coverage on appurtenant structures and flood insurance, if applicable.

     Loan approval authority varies based on loan type. The President and Chief Executive Officer and the Senior Vice President and Chief Lending Officer each have authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio and up to the agency limit if the loan is to be sold in the secondary market, multifamily and commercial real estate loans up to and including $300,000, commercial business loans up to and including $300,000 ($100,000 if unsecured), and consumer loans up to and including $200,000 ($50,000 if unsecured). Alaska Pacific’s Senior Loan Committee, consisting of the Senior Vice President and Chief Loan Officer and two senior lending officers, must approve loans in excess of these amounts up to and including $750,000. The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An independent fee appraiser approved by Alaska Pacific and licensed or certified by the State of Alaska undertakes an appraisal of the real estate offered as collateral. Alaska Pacific promptly notifies applicants of the decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Alaska Pacific has an automated underwriting system for consumer loans, enabling expedited approval of consumer loans at any branch location. This system also enables processing of online loan applications from customers. In addition, Alaska Pacific also has a system for online loan applications for mortgage loans.

     Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2005, the loans-to-one-borrower limitation for Alaska Pacific was $2.6 million and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

     Loan Originations, Sales and Purchases. Historically, Alaska Pacific’s primary lending activity has been the origination of one- to four-family residential mortgage loans and consumer loans. In recent years, Alaska Pacific has significantly increased its emphasis on the origination of commercial loans.

     Alaska Pacific generally sells loans without recourse and with servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2005, Alaska Pacific’s servicing portfolio was $100.0 million. For the year ended December 31, 2005, loan servicing fees totaled $264,000 before amortization of servicing rights.

     The value of the loans that are serviced for others is significantly affected by interest rates. In general, during periods of falling interest rates, mortgage loans prepay at faster rates and the value of the mortgage servicing declines. Conversely, during periods of rising interest rates, the value of the servicing rights generally increases as a result of slower rates of prepayment. Alaska Pacific may be required to recognize a decrease in value by taking a charge against earnings, which would cause its profits to decrease.

     In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2005, these escrow balances totaled $890,000.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2005	2004

Loans originated:
Real estate:
Permanent:
One- to four-family	$20,603	$30,435
Multifamily	-	100
Commercial nonresidential	22,206	36,708
Land	2,986	3,867
Construction:
One- to four-family	13,792	7,749
Multifamily	2,894	-
Commercial nonresidential	597	13,909
Commercial business	17,604	9,661
Consumer:
Home equity	4,377	5,818
Boat	673	849
Automobile	570	306
Other	3,347	2,677

Total loans originated	89,649	112,079
Loans purchased	3,205	3,433
Loans sold	(10,648)	(41,311)
Foreclosed loans	(101)	(54)
Principal repayments and other changes	(66,422)	(62,797)

Net increase in loans and loans held for sale	$15,683	$11,350

     Both loan originations and principal repayments have been significantly impacted by refinance activity and resultant prepayments in the low interest rate environment. A portion of Alaska Pacific’s originations in 2005 and 2004 represent refinancing of loans originally made by Alaska Pacific and other lenders.

     Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2005, Alaska Pacific had $12.8 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. For additional information on loan commitments, see Note 13 of Notes to the Consolidated Financial Statements included in the Annual Report.

     Loan Origination and Other Fees. Alaska Pacific, in most instances, receives loan origination fees and discount “points.” Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $835,000 of net deferred loan fees at December 31, 2005.

     Nonperforming Assets and Delinquencies. Alaska Pacific utilizes one loan collector to monitor the loan portfolio and communicate with customers concerning past due payments. The size of the portfolio and historically low delinquency rates allow one individual to manage consumer, commercial and residential loans, including those loans serviced for other investors. When a borrower fails to make a required payment, Alaska Pacific institutes collection procedures. The process for monitoring consumer, commercial and residential loans is the same for each type of loan until foreclosure or repossession of the collateral. Depending on the value or nature of the collateral, the loan servicing manager, senior lender or senior management directs any further action.

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

     Residential loans have a highly structured process for foreclosure. In addition to Alaska Pacific’s residential loan portfolio, Alaska Pacific services real estate loans for other investors who in turn have their own requirements that must be followed. Alaska Pacific evaluates consumer and commercial business loans individually depending on the nature and value of the collateral.

     Alaska Pacific places all loans that are past due 90 days or more on nonaccrual status and all previously accrued interest income is reversed. Alaska Pacific charges off consumer loans when it is determined they are no longer collectible.

     Alaska Pacific’s Board of Directors is informed monthly as to the status of all mortgage, commercial and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by Alaska Pacific.

     The following table sets forth information with respect to Alaska Pacific’s nonperforming assets at the dates indicated. It is the policy of Alaska Pacific to cease accruing interest on loans 90 days or more past due.

(dollars in thousands) December 31,	2005	2004

Loans accounted for on a nonaccrual basis:
Land	$ -	$55
Commercial business	1,288	1,418
Consumer	11	-

Total	1,299	1,473
Accruing loans which are contractually past due 90
days or more	-	-

Total of nonaccrual and 90 days past due loans	1,299	1,473

Repossessed assets	101	47

Total nonperforming assets	$1,400	$1,520

Nonaccrual and 90 days or more past due loans as a
percentage of loans	0.85%	1.06%

Nonaccrual and 90 days or more past due loans as a
percentage of total assets	0.73%	0.90%

Nonperforming assets as a percentage of total assets	0.79%	0.93%

     Gross interest income that would have been recorded for the year ended December 31, 2005 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year was approximately $78,000, and the amount of interest income on these loans that was included in net income for the year was zero.

     Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2005, repossessed assets consisted of two boats with a balances totaling $101,000.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset-classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. If an asset or portion thereof is classified loss, the loss amount is charged off.

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

     At December 31, 2005 and 2004, the aggregate amounts of Alaska Pacific’s classified and special mention assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2005	2004

Loss	$ -	$ -
Doubtful	365	182
Substandard assets	3,040	1,238
Special mention	774	384

     At December 31, 2005, assets classified as substandard, doubtful or loss totaled $3.4 million compared to $1.4 million at December 31, 2004. Substandard and doubtful assets as of December 31, 2005 consisted of four commercial business loans totaling $1.5 million, two commercial real estate loans for $1.9 million, a consumer home equity loan for $11,000, and two repossessed boats for $101,000. Management has estimated potential impairment of $365,000 for these loans in its assessment of the adequacy of the allowance for loan losses at December 31, 2005. The largest loan in the substandard classification at December 31, 2005 was a $1.3 million commercial business loan that was restructured in 2004 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2005. The largest component of classified assets at December 31, 2004 was $1.3 million in commercial business loans.

     Special mention loans of $774,000 at December 31, 2005 consisted primarily of a commercial nonresidential real estate loan for $363,000, a residential mortgage loan for $91,000, and three consumer loans totaling $320,000. Alaska Pacific believes these loans are adequately secured, but are being monitored carefully.

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
  Reports from Alaska Pacific’s managers. Lending managers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but has the potential for problems in the future. Each lending manager reviews their respective lending unit’s loans and identifies any that may have developing weaknesses.
  This “self identification” process is an important component of maintaining credit quality, as each lender is accountable for monitoring as well as originating loans.
  Current economic conditions. Alaska Pacific takes into consideration economic conditions in its market area, the state’s economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of Alaska Pacific’s market area of Southeast Alaska requires that each community’s economic activity be reviewed.
  Trends in Alaska Pacific’s delinquencies. Alaska Pacific’s market area has seasonal trends and as a result, the portfolio tends to have similar fluctuations. Prior period statistics are reviewed and evaluated to determine if the current conditions exceed expected trends.

     The amount that is to be added to allowance for loan losses is based upon a variety of factors. An important component is a loss percentage set for each major category of loan that is based upon Alaska Pacific’s past loss experience. In certain instances, Alaska Pacific’s own loss experience has been minimal, and the related loss factor is modified based on consideration of published national loan loss data. The loss percentages are also influenced by economic factors as well as management experience.

     Each individual loan, previously classified by management or newly classified during the quarterly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall required reserve amount. As a result of the size of the institution, the size of the portfolio, and the relatively small number of classified loans, most members of the asset classification committee are often directly familiar with the borrower, the collateral or the circumstances giving rise to the concerns. For the remaining portion of the portfolio, comprised of “pass” loans, the loss percentages discussed above are applied to each loan category.

     The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter and a determination is made as to whether the allowance is adequate or needs to be increased. Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged off (net of recoveries).

     Alaska Pacific’s loan categories that it considers in evaluating risk may be broadly described as residential, commercial and consumer. The following comments represent management’s view of the risks inherent in several component portfolio categories.

  One- to Four-Family Residential - Alaska Pacific’s market area is comprised primarily of a population with above-average incomes and market conditions that have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably maintained, and marketing time to resell the property is relatively short.

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

     Management believes that the allowance for loan losses at December 31, 2005 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While Alaska Pacific believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Alaska Pacific’s loan portfolio, will not request Alaska Pacific to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Alaska Pacific’s financial condition and results of operations.

The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2005	2004

Allowance at beginning of period	$1,380	$1,159
Provision for loan losses	120	360
Charge-offs:
One- to- four family residential	-	-
Commercial business	(21)	(204)
Consumer:
Home equity	-	(14)
Boat	(43)	(11)
Automobile	-	-
Other	-	(1)

Total charge-offs	(64)	(230)
Recoveries:
Commercial business
Commercial nonresidential		89
Consumer:
Boat	10	2
Automobile	2	-

Total recoveries	12	91

Net charge-offs	(52)	(139)

Balance at end of period	$1,448	$1,380

Allowance for loan losses as a percentage of loans
outstanding at the end of the period	0.95%	1.00%

Net charge-offs as a percentage of average loans
outstanding during the period	0.04	0.10

Allowance for loan losses as a percentage of
nonperforming loans at end of period	111.47	93.69

The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,		2005			2004

			% of			% of
		As a % of	Loans in		As a % of	Loans in
		Outstanding	Category		Outstanding	Category
		Loans in	to Total		Loans in	to Total
(dollars in thousands)	Amount	Category	Loans	Amount	Category	Loans

Real estate:
Permanent:
One- to four-family	$57	0.12%	32.36%	$54	0.12%	32.65%
Multifamily	5	0.40	0.83	4	0.45	0.56
Commercial nonresidential	267	0.58	30.04	217	0.49	31.89
Land	9	0.23	2.59	9	0.20	3.25
Construction:
One- to four-family	6	0.07	6.01	2	0.07	2.72
Multifamily	1	0.07	0.93	-	-	-
Commercial nonresidential	2	0.06	2.15	3	0.07	3.22
Commercial	900	4.70	12.53	950	5.38	12.76
Consumer:
Home equity	98	0.73	8.81	83	0.67	8.88
Boat	94	2.40	2.56	53	1.28	3.02
Automobile	3	0.43	0.45	2	0.45	0.37
Other	6	0.53	0.74	3	0.33	0.68

Total allowance for loan losses	$1,448	0.95%	100.00%	$1,380	1.00%	100.00%

Investment Activities

     Federal law permits Alaska Pacific to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Seattle, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, Alaska Pacific may also invest a portion of its assets in commercial paper and corporate debt securities. Alaska Pacific must also maintain an investment in FHLB stock as a condition of membership in the FHLB of Seattle.

     Investment securities provide liquidity for funding loan originations and deposit withdrawals and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” in the Annual Report and “Regulation” herein.

     Alaska Pacific’s Asset Liability Management Committee determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Alaska Pacific’s policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”). Alaska Pacific’s policies provide that investment purchases be ratified at monthly Board of Directors meetings. Certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Alaska Pacific’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments) affect the making of investments. The effect that the proposed investment would have on Alaska Pacific’s credit and interest rate risk, and risk-based capital is also considered. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in Alaska Pacific’s loan origination and other activities.

     The following table sets forth the composition of Alaska Pacific’s investment and mortgage-backed securities portfolios at the dates indicated.

December 31,		2005			2004

			Percent			Percent
	Fair	Amortized	of	Fair	Amortized	of
(dollars in thousands)	Value	Cost	Portfolio	Value	Cost	Portfolio

Mortgage-backed securities:
Fannie Mae	$5,980	$6,079	80.1%	$5,707	$5,788	72.3%
Freddie Mac	613	641	8.2	869	908	11.0
Ginnie Mae	731	639	9.8	1,172	1,034	14.8
U.S. agencies and corporations:
Small Business Administration pools	140	141	1.9	149	147	1.9

Total investment securities
available for sale	$7,464	$7,500	100.0%	$7,897	$7,877	100.0%

     While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2005 and 2004, to allow flexibility in managing the portfolio.

     At December 31, 2005, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $140,000 and the portfolio of mortgage-backed securities had an estimated fair value of $7.3 million.

     At December 31, 2005, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $7.4 million. The mortgage-backed securities portfolio had coupon rates ranging from 2.9% to 9.0% and had a weighted average yield of 4.2% at December 31, 2005.

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

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on these securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under these circumstances, Alaska Pacific may be subject to reinvestment risk because, to the extent that Alaska Pacific’s mortgage-backed securities amortize or prepay faster than anticipated, Alaska Pacific may not be able to reinvest the proceeds of these repayments and prepayments at a comparable rate.

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment and mortgage-backed securities at December 31, 2005.

Final Maturity or Repricing within:

	One Year		After One Through		Over
	or Less		Five Years		Ten Years		Total

(dollars in thousands)	Amor-	Weighted	Amor-	Weighted	Amor-	Weighted	Amor-	Weighted
	tized	Average	tized	Average	tized	Average	tized	Average
December 31, 2005	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Mortgage-backed securities:
Fannie Mae	$2,985	3.6%	$721	4.0%	$2,373	4.3%	$6,079	3.9%
Freddie Mac	641	2.5	-	-	-	-	641	2.5
Ginnie Mae	58	1.2	-	-	581	9.3	639	8.2
U.S. agencies and corporations:
Small Business
Administration pools	141	7.1	-	-	-	-	141	7.1

Total investment
securities available for sale	$3,825	1.7%	$721	4.0%	$2,954	3.7%	$7,500	4.2%

     Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

     As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle. The amount of stock we hold is based on percentages specified by the FHLB of Seattle outstanding advances. The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2005. The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years. The yield on the FHLB of Seattle stock is normally paid through stock dividends that are subject to the discretion of the board of directors of the FHLB of Seattle. However, the FHLB of Seattle suspended the payment of dividends during the fourth quarter of 2004, and no dividends were paid during the year ended December 31, 2005. It is uncertain when the payment of dividends will resume. Stock ownership in the FHLB of Seattle is expected to remain stable or increase in response to the Bank’s borrowing needs.

     At December 31, 2005, Alaska Pacific’s investment in the common stock of the FHLB of Seattle (carrying and fair values of $1.8 million) had an aggregate book value in excess of 10% of Alaska Pacific’s total equity.

     Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2005.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of Alaska Pacific’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while general interest rates and money market conditions significantly influence deposit inflows and outflows and loan prepayments. Alaska Pacific may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Alaska Pacific may also use borrowings on a longer-term basis for general business purposes.

     Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific’s primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific’s deposit mix and pricing is generally reviewed weekly. Deposits from municipalities and other public entities were approximately $7 million at December 31, 2005.

Alaska Pacific had approximately $6.2 million of brokered deposits at December 31, 2005 issued through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits. As such, Alaska Pacific utilizes such deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle.

     In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as the sole stockholder of the Bank. Substantially all of the Bank’s depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2005.

Weighted
Average			Amount		Percentage
Interest	Original		(in thou-	Minimum	of Total
Rate	Term	Category	sands)	Balance	Deposits

0.00%	N/A	Noninterest-bearing	$25,816	$100	17.59%
0.34	N/A	Interest-bearing demand	30,147	100	20.56
2.12	N/A	Money market deposit accounts	27,448	3,500	18.72
0.65	N/A	Savings accounts	20,586	100	14.04

		Certificates of Deposit
0.39	Seven days	Fixed-rate	722	500	0.49
0.96	One month	Fixed-rate	57	500	0.04
1.25	Two months	Fixed-rate	71	500	0.05
3.25	Three months	Fixed-rate	4,711	500	3.21
2.23	Six months	Fixed-rate	5,044	500	3.44
1.69	Nine months	Fixed-rate	141	500	0.10
2.90	One year	Fixed-rate	12,320	500	8.40
2.08	18 months	Fixed-rate	658	500	0.45
2.63	Two years	Fixed-rate	3,272	500	2.23
3.07	Three years	Fixed-rate	2,982	500	2.03
2.86	Four years	Fixed-rate	219	500	0.15
3.62	Five years	Fixed-rate	5,478	500	3.74
3.29	Gold minor one year	Fixed-rate	2,307	500	1.57
8.00	Deferred Comp one year	Fixed-rate	1,044	500	0.71
3.19	One year	Variable-rate	903	500	0.62
1.47	2-1/2 years	Variable-rate	2,724	500	1.86

		TOTAL	$146,650		100.00%

     The following table indicates the amount of Alaska Pacific’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2005. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates of
Deposit
Maturity Period	(in thousands)

Three months or less	$2,354
Over three through six months	1,977
Over six through twelve months	2,877
Over twelve months	2,036

Total	$9,244

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of savings accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,		2005		2004

		Percent of	Increase		Percent of
	Amount	Total	(Decrease)	Amount	Total

Noninterest-bearing demand accounts	$25,816	17.60%	$3,136	$22,680	16.46%
Interest-bearing demand accounts	30,147	20.56	(1,887)	32,034	23.25
Money market deposit accounts	27,448	18.72	2,487	24,961	18.12
Savings accounts	20,586	14.04	(3,292)	23,878	17.33
Fixed-rate certificates which mature :
Within 1 year	29,662	20.23	9,802	19,861	14.41
After 1 year, but within 2 years	4,428	3.02	(1,280)	5,709	4.14
After 2 years, but within 5 years	4,936	3.37	(118)	5,054	3.67
Variable-rate certificates which mature:
Within 1 year	1,943	1.32	75	1,867	1.36
After 1 year, but within 2 years	1,304	0.89	223	1,080	0.78
After 2 years, but within 5 years	380	0.25	(279)	660	0.48

Total	$146,650	100.00%	$8,866	$137,784	100.00%

Time Deposits by Rates

      The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.

(In thousands) December 31,			2005	2004

0.00	-	0.99%	$-	$3,481
1.00	-	1.99%	3,837	18,122
2.00	-	2.99%	11,510	2,930
3.00	-	3.99%	14,981	5,769
4.00	-	4.99%	10,688	1,375
5.00	-	5.99%	517	589
6.00	-	6.99%	76	952
7.00% and over			1,044	1,013

Total			$42,653	$34,231

Time Deposits by Maturities

      The following table sets forth the amount and maturities of time deposits at December 31, 2005.

					Amount Due

				Over 1 And	Over 2 And		Over 3 And
			Less Than	Less Than	Less Than		Less Than	Over
(dollars in thousands)			1 Year	2 Years	3 Years		4 Years	4 Years	Total

1.00	-	1.99%	$3,826	$11	$ -		$ -	$ -	$3,837
2.00	-	2.99%	10,282	1,071	157		-	-	11,510
3.00	-	3.99%	7,889	4,032	2,382		678	-	14,981
4.00	-	4.99%	7,973	615	253		688	1,159	10,688
5.00	-	5.99%	517	-	-		-	-	517
6.00	-	6.99%	77	-	-		-	-	77
7.00% and over			1,040	3	-		-	-	1,043

Total			$31,604	$5,732	$2,792		$1366	$1,159	$42,653

					- 22	-

Deposit Activities and Other Sources of Funds

     The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2005	2004

Beginning balance	$137,784	$138,612

Net deposits (withdrawals) before interest credited	7,260	(2,009)
Interest credited	1,606	1,181

Net increase (decrease) in deposits	8,866	(828)

Ending balance	$146,650	$137,784

     Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2005, Alaska Pacific had a borrowing capacity of approximately $44.3 million with the FHLB of Seattle, of which $32.3 million was unused compared with $40.6 million and $32.3 million, respectively, at December 31, 2004.

     The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2005	2004

Advances:
Maximum amount of borrowings outstanding
during the year at any month end	$14,095	$14,105
Average outstanding during the year	10,393	9,229
Balance outstanding at end of year	12,048	8,333

Approximate weighted average rate paid:
Average during the year	4.84%	4.81%
At end of year	4.87	4.99

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

     The OTS regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Bank and its operations

Regulation and Supervision of Savings Institutions

     Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. All savings institutions are subject to a semi-annual assessment, based upon the institution’s total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2005, the Bank's lending limit under this restriction was $2.6 million and, at that date, the Bank had no loans to one borrower exceeding this amount.

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

     All savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries. The Bank’s OTS assessment for the year ended December 31, 2005 was $54,000.

     FHLB System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2005, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended late in 2004. For the year ended December 31, 2005, Alaska Pacific received no dividends, compared with an average 3.2% for the year ended December 31, 2004.

     Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

     Federal Deposit Insurance Corporation. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

     Since January 1, 1997, the premium schedule for Bank Insurance Fund (“BIF”) and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.70 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

     On February 15, 2006, the President signed into law H.R. 4636, the Federal Deposit Insurance Reform Conforming Amendment Act of 2005, as part of other deposit insurance reform provisions contained in the Deficit Reduction Act of 2005. The final bill provides for:

  the merging of the two deposit insurance funds,
  increasing coverage for retirement accounts to $250,000,
  indexing the insurance level for inflation,
  credits totaling $4.7 billion to offset premiums for banks that capitalized the FDIC by 1996 (which addresses the fairness issue of fast growing banks),

  a cap on the level of the fund and cash dividends when it grows past a certain point, and the historical basis concept for distributing credits and dividends.

     The FDIC is required to implement most of the Act's provisions by November 5, 2006, with two provisions, merger of the two insurance funds and raising to $250,000 coverage for retirement accounts, likely to be implemented within 90 days.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized.” OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution’s assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 2005, Alaska Pacific’s capital ratios placed it in the “well capitalized” category under the prompt corrective action regulations of the OTS.

     Capital Requirements. Federally insured savings institutions, such as Alaska Pacific, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2005, the Bank had tangible capital of $15.9 million, or 9.08% of adjusted total assets, which is approximately $13.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2005, the Bank had core capital equal to $15.9 million, or 9.08% of adjusted total assets, which is $8.9 million above the minimum leverage ratio requirement of 4% in effect on that date.

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

     On December 31, 2005, the Bank had total risk-based capital of approximately $17.2 million, including $15.9 million in core capital and $1.3 million in qualifying supplementary capital, and risk-weighted assets of $132.0 million, or total capital of 13.01% of risk-weighted assets. This amount was $6.6 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

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

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (“Guidelines”). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2005, the Bank met the test, with a ratio of 84.6% .

     Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year of failure and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See “ -Savings and Loan Holding Company Regulations.”

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Alaska Pacific, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Corporation in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See “- Capital Requirements.”

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

     Transactions with Affiliates. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

     The Federal Reserve’s Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective in 2003. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. Regulation W unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2005, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined in 2004 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

     To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

     Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

     The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

     The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

     The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

     Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;
  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
  prohibitions on correspondent accounts for foreign-shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

     Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

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

     Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Corporation must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See “-- Federal Regulation of Savings Institutions - Qualified Thrift Lender Test” for information regarding the Bank’s qualified thrift lender test.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”), including the Corporation.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

TAXATION

Federal Taxation

     General. The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrift”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank’s deductions with respect to “qualifying real property loans,” which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank’s actual loss experience, or a percentage equal to 8% of the Bank’s taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank’s loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank’s bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes “nondividend distributions” to the Corporation, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank’s loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans (“Excess Distributions”), and an amount based on the Excess Distributions will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a “nondividend distribution,” then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See “Regulation” for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

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

State Taxation

     The Alaska state income tax rate applicable to the Bank is based on a graduated tax rate schedule, with a maximum rate of 9.4% on income over $90,000. There have not been any audits of the Bank’s state tax returns during the past five years.

Audits

     The Corporation’s income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Subsidiary Activities

     As of December 31, 2005, Alaska Pacific did not own any active subsidiaries.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Bank are as follows:

	Age at
	December 31,	Position

Name	2005	Corporation	Bank

Craig E. Dahl	56	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Lisa Corrigan	46	Executive Vice President and	Executive Vice President and
		Chief Operating Officer	Chief Operating Officer

Roger K. White	55	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	58	--	Senior Vice President and
			Chief Lending Officer

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

     Craig E. Dahl joined the Bank in 1992 and has served as President and Chief Executive Officer of the Bank since 1996 and as President and Chief Executive Officer of the Corporation since its formation in 1999. Prior to joining the Bank, he was President of the B.M. Behrends Banks in Juneau, Alaska.

     Lisa Corrigan joined the Bank in 1992 and has been Chief Operating Officer since 1996 and Executive Vice President since July 2001.

     Roger K. White joined the Bank in 1995 and has served in his current positions since that time.

     John E. Robertson joined the Bank in December 2002. Mr. Robertson previously held the position of Senior Relationship Manager at ABN Amro Bank from 1995 to 2002.

Personnel

     As of December 31, 2005, the Bank had 65 full-time and seven part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

Competition

     Alaska Pacific faces strong competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from commercial banks and credit unions operating in its primary market area. The Bank competes with four commercial banks (including one Southeast Alaska based community bank, two giant super-regional banks and one statewide regional bank) and six credit unions in its primary market area. Particularly in times of high interest rates, Alaska Pacific has faced additional significant competition for investors’ funds from short-term money market securities, other corporate and government securities and credit unions. The Bank’s competition for loans also comes from mortgage bankers and Internet-based marketers. This competition for deposits and the origination of loans may limit Alaska Pacific’s future growth.

     Alaska Pacific’s market share is approximately 13% of deposits in Southeast Alaska, but the total market in this calculation includes credit unions only for those based in Southeast Alaska. If one were to include state-wide credit unions as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less. Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 45%. Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 2. Description of Property

     The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2005.

	Year	Square	Deposits
Location	Opened	Footage	(in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$57,229
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	34,088
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	13,224
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	5,781
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	16,889
Sitka, Alaska 99835

310 Hill Street
Hoonah, Alaska 99829 (5)	2000	900	3,852

615 Mallott Avenue
Yakutat, Alaska 99689 (6)	2000	900	7,669

(1)	Lease expires in January 2009, with one 10-year option to renew.

(2)	Lease expires in February 2008, with option to renew for two consecutive five-year terms.

(3)	Lease expires in November 2006, with four six-month options to renew.

(4)	Lease expires in December 2013, with option to renew for two consecutive five-year terms.

(5)	Lease expires in January 2008. The office was closed in January 2006.

(6)	Month-to-month lease. The office was closed in January 2006.

     Alaska Pacific maintains nine automated teller machines including five in the Juneau area, two in the Sitka area, and one each at the Ketchikan and Hoonah branch offices. At December 31, 2005, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $2.1 million.

Item 3. Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained in the section captioned “Common Stock Information” in the Annual Report is incorporated herein by reference.

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 11. of this Form 10-KSB is incorporated herein by reference.

Issuer Purchases of Equity Securities

     During the fourth quarter of the year ended December 31, 2005, the Corporation had no purchases of its Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

     Independent Auditors Report on Consolidated Financial Statements for the years ended December 31, 2005 and 2004*

(a)	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004*

(b)	Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004*

(c)	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2005 and 2004*

(d)	Consolidated Statements of Cash Flows For the Years Ended December 31, 2005 and 2004*

(e)	Notes to Consolidated Financial Statements*

*	Contained in the Annual Report included as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No disagreement with the Corporation’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 8A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management within the 90-day period preceding the filing date of this annual report. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      (b) Changes in Internal Controls: In the year ended December 31, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 8B. Other Information

      There was no information to be disclosed by the Corporation in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned “Proposal I -- Election of Directors” in the Corporations’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference. For information regarding the executive officers of the Corporation, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

      The Audit Committee consisting of Directors Milner (Chairman), Grant, Grummett and McDowell is responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Corporation’s independent auditors. The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined in the SEC’s Regulation S-B, by the Bank’s Board of Directors. Director Milner is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Compliance with Section 16(a)

     Section 16(a) of the Exchange Act requires Corporation directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Code of Ethics

     The Board of Directors adopted a Code of Ethics for the Corporation’s officers (including its senior financial officers), directors, and employees, which is included as Exhibit 14 hereto. The Code of Ethics requires the Corporation’s officers, directors, and employees to maintain the highest standards of professional conduct. The Corporation has elected to provide a copy of its Code of Ethics without charge to anyone who requests it.

Item 10. Executive Compensation

     The information contained under the sections captioned “Executive Compensation” and ”Directors Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned and “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” of the Proxy Statement.

(c) Changes in Control

The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

(d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation’s equity compensation plans as of December 31, 2005.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a))

Equity compensation plans
approved by security holders
Option plan	60,320	$10.19	-

Equity compensation plans
not approved by security holders	-		-

Total	60,320		-

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 13. Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
	3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)
	10.1	Employment Agreement with Craig E. Dahl (3)
	10.2	Severance Agreement with Roger K. White (3)
	10.3	Severance Agreement with Lisa Corrigan Bell (3)
	10.4	Severance Agreement with Thomas C. Sullivan (3)
	10.5	Severance Agreement with Cheryl A. Crawford (3)
	10.6	Severance Agreement with Tammi L. Knight (3)
	10.7	Severance Agreement with John E. Robertson (5)
	10.8	Severance Agreement with Leslie D. Dahl (5)
	10.9	Alaska Federal Savings Bank 401(k) Plan (1)
	10.10	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)
	10.11	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
	10.12	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)
	10.13	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)
	10.14	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)
	13	Annual Report to Stockholders
	14	Code of Ethics
	21	Subsidiaries of the Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.

Item 14. Principal Accountant Fees and Services

     The information set forth under the section captioned “Proposal II -- Approval of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 30, 2006, on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                          ALASKA PACIFIC BANCSHARES, INC.

                                                                                                                                          /s/ Craig E. Dahl
                                                                                                                                          Craig E. Dahl
                                                                                                                                          President and Chief Executive Officer
                                                                                                                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2006 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	/s/ Roger K. White

Craig E. Dahl	Roger K. White
President and Chief Executive Officer	Senior Vice President,
(Principal Executive Officer)	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Roger Grummett	/s/ Hugh N. Grant

Roger Grummett	Hugh N. Grant
Chairman of the Board and Director	Director

/s/ Avrum M. Gross	/s/ Deborah R. Marshall

Avrum M. Gross	Deborah R. Marshall
Director	Director

/s/ Eric McDowell	/s/ Scott C. Milner

Eric McDowell	Scott C. Milner
Director	Director

/s/ Marta Ryman	/s/ William J. Schmitz

Marta Ryman	William J. Schmitz
Director	Director

40

Exhibit 13

Annual Report to Stockholders

Exhibit 14

Code of Ethics

CODE OF ETHICS

The portion of the Company’s Code of Ethics that pertains to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (“executive officers”) is set forth below:

A. PERSONAL CONDUCT

As an executive officer of Alaska Pacific Bank (APB), you will follow the specific guidelines, principles, and requirements set forth in this document, and in all the applicable laws and regulations and regulatory requirements. You will make all your business decisions based on the standards for personal and professional conduct set forth in this document. If uncertainties occur, you should seek the guidance of your immediate superior, the Chief Executive Officer of APB, or APB’s general counsel.

All executive officers of Alaska Pacific Bank:

1.	Will be honest and forthright in all APB’s activities, including dealings with regulators, vendors and customers;

2.	Will comply with the spirit as well as the letter of all the laws and regulations governing the bank’s operations;

3.	Will avoid conflicts between personal interests and the interests of APB, or even the appearance of a conflict of interest;

4.	Will maintain APB’s reputation by avoiding activities that might reflect adversely on APB;

5.	Will exhibit utmost integrity in dealing with APB’s funds or assets;

6.	Will not use their position in APB to enrich themselves or others at the expense of APB or its customers;

7.	Will preserve the confidentiality of APB’s business and customer information;

8.	Will not make false entries in the books or records of APB, or otherwise alter or manipulate the databases of APB for any reason; and

9.	Including members of their immediate families, will not solicit, accept or retain a personal benefit from any individual or organization which conducts or seeks to conduct business with APB, or with which APB seeks to do business, or which competes with APB, or is known to be a potential acquirer of any of the assets of APB.

These ethical standards and the policies and procedures set forth in this document are the foundation of the bank's “conscience” and therefore, are critical to the attitude of all officers and employees managing the affairs of the bank.

The above ethical standards are APB’s basic standard for business and personal conduct.

B.	CONFIDENTIALITY OF INFORMATION

	1.	Safeguarding Confidential Information

		a.	You will safeguard confidential information. You will not use confidential information for personal gain or to defraud or compete unfairly in the marketplace;

		b.	You will consider the following information to be confidential and proprietary:

			i.	Customer business plans, forecasts, decisions, and problems;

			ii.	Examination reports;

			iii.	Marketing surveys;

			iv.	Lists of customers’ names;

			v.	All information gained in the course of employment which is not publicly distributed, whether or not the information is obtained from a source doing business with APB or from within APB.

NOTE: Any information that is not publicly available is considered to be confidential whether or not the information was explicitly identified as confidential;

			vi.	All information available only by virtue of your position; and

			vii.	All information concerning APB and its affiliates and customers.

		c.	Except for routine responses to credit and personnel inquiries, you will not release any customer information except:

			i.	With prior written permission from the customer; or

			ii.	Upon valid service or legal process, such as a subpoena or court order; or

NOTE: You will refer any court-ordered requests for confidential information to the Manager of Central Services.

			iii.	As allowed by Alaska statutes and the Graham-Leach-Bliley Act.

		d.	You will not release any non-public financial information about APB without prior written approval from APB’s Chief Financial Officer or Chief Executive Officer.

		e.	You will secure all files and records of confidential information in a manner that ensures that information will remain confidential.

	2.	Personal Use of Confidential information – Strictly Prohibited

		a.	Use of confidential information obtained as a result of your employment with APB is strictly prohibited. You will not use confidential and proprietary information for the purpose of furthering any private interest or for personal gain.

	b.	You will not use confidential and proprietary information for any other purpose including, without limitation:

		i.	Investment decisions;

		ii.	Obtaining employment;

		iii.	Obtaining any fee or payment; or

		iv.	Any other personal financial gain.

	c.	You will not divulge confidential information to anyone except authorized persons who need to know.

	d.	You will not use confidential information in any manner except in the performance of your job duties, and in strict compliance with state and federal law.

	e.	You will not discuss confidential information such as account balances, anticipated changes in the management or financial condition of APB, or anticipated changes in the financial condition of a customer outside the normal and necessary course of your job function.

3.	Confidentiality of Information from Outsiders, Media, and Government Agencies

You will not divulge information about APB or its customers, to outsiders, media, or government agencies without prior approval from APB’s Chief Executive Officer.

EXCEPTION: OSHA and EEOC have the right to speak with you privately if advance notice has been given to management.

4.	Confidentiality of Security Systems

	a.	You will not discuss or divulge any information concerning any portion of APB’s security system or program.

5.	Civil and Criminal Penalties

Use or disclosure of confidential or proprietary information can result in civil or criminal penalties for both you and APB.

C.	PERSONAL FINANCES AND INVESTMENTS

	1.	Management of Personal Finances

Because of APB’s position of trust in the community, personal finances should be managed with prudence. Personal financial affairs should be conducted in such a manner as to be above regulatory or auditing criticisms or concerns. Officers should discuss any financial emergency with the Chief Executive Officer.

You will not:

		a.	Knowingly write non-sufficient fund checks;

		b.	Engage in check kiting;

		c.	Fail to follow account rules and regulations for deposit and credit accounts; or

		d.	Act in any manner that is contrary to APB’s CODE OF CONDUCT.

	2.	Overdrafts

Overdraft activity by executive officers is governed by Regulation O.

	3.	Garnishment of Wages

		a.	If a garnishment of employee wages is served on the bank, the Human Resource Manager will notify the Chief Operating Officer.

	4.	Investments

		a.	You will not acquire or own stock of independent savings institutions, banks, mortgage companies, securities companies, or insurance companies in anticipation of a sale or merger with APB.

		b.	You will carefully consider any investment you are planning to make in stock of small financial companies, even though your investment intent is in good faith and without prior inside knowledge.

		c.	You will not invest, directly or indirectly, in any publicly traded company or enterprise which supplies goods and services to APB, unless you fully disclose the relationship and obtain prior written approval from the Chief Executive Officer.

		d.	You are discouraged from operating a commodity margin account as such activity is highly volatile and might reflect negatively on your position with APB. You will evaluate the risks involved when leverage is used to finance investments in stocks and bonds which are subject to erratic changes in market value.

		e.	You will report to the Chief Executive Officer any interest you, or any relatives of yourself or your spouse who live in your household, have in a non-publicly owned enterprise or a material interest in a publicly held enterprise if:

i. The enterprise is a substantial competitor of APB;

ii. The enterprise borrows from or has placed securities with APB; and you are directly involved in the relationship between APB and the enterprise;

iii. Any part of the enterprise is a seller or supplier of securities, goods, or services to APB and you deal directly with the enterprise in that activity; or

iv. You deal directly with the enterprise in its purchase or receipt of securities, goods, or services from APB.

NOTE: A “non-publicly owned enterprise” is considered to be any enterprise that is not a corporation whose shares are listed on a national securities exchange, or are widely held and frequently traded in an over-the-counter market.

A “material interest” is one which exceeds 10 percent of the estimated value of the equity securities of the enterprise or the greater of $10,000 or 5% of the estimated gross value of assets of the family group, not including the value of personal residences and tangible personal property.

v. You will not use APB’s resources or influence to further your personal investments.

5.	Personal Borrowings

You will submit reports of your indebtedness to APB’s Board of Directors according to the specific requirements of Regulation O.

6.	Borrowing from Customers or Investing with Customers

	a.	You will not borrow from APB’s customers or suppliers except in the ordinary course of a retail credit card or retail mortgage transaction.

	b.	You will not invest personal funds with any borrowing customer of APB if any possible conflict of interest might occur. If you are uncertain whether or not a conflict might exist or occur, consult APB’s Chief Executive Officer.

	c.	You may invest funds, such as purchases of stock, through a registered broker.

	d.	Any borrowings you have with financial institutions affiliated with APB will be in accordance with the applicable laws and regulations.

7.	Borrowing or Lending Between Employees

The practice of borrowing from or lending money to another employee is discouraged.

D. REPORTING A VIOLATION: WHISTLEBLOWER PROTECTION

Regardless of whether you are personally involved, you will make prompt and full disclosure of any apparent violation of APB’S CODE OF ETHICS AND CONFLICTS OF INTEREST POLICIES AND PROCEDURES, any applicable laws and regulations or regulatory requirements, or any activities which might adversely affect the safety and soundness of APB.

Purported violations regarding the accuracy and integrity of the corporation’s financial records will be reported directly to the Chairperson of the Board of Directors Audit Committee.

There will be no retaliation nor any disciplinary action taken against an employee, officer or director who, in good faith, reports an apparent violation of any portion of this policy.

* * * * *

Exhibit 21 Subsidiaries of the Registrant

Parent
Alaska Bancshares, Inc.
	Percentage	Jurisdiction or
Subsidiaries (a)	of Ownership	State of Incorporation
Alaska Pacific Bank	100%	United States

(a)	The operation of the Corporation’s wholly owned subsidiary is included in the Corporation’s Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-58798 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated March 27, 2006, with respect to the consolidated balance sheets of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for the years then ended, which appear in the December 31, 2005, annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ Moss Adams LLP Spokane, Washington March 30, 2006

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

Date:	March 30, 2006	/s/Craig E. Dahl

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

Date:	March 30, 2006	/s/Roger K. White

Roger K. White
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Corporation’s Annual Report on Form 10-KSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Corporation’s financial condition and results of operations.
March 30, 2006	/s/Craig E. Dahl

Date	Craig E. Dahl
President and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Corporation’s Annual Report on Form 10-KSB, I hereby certify that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Corporation’s financial condition and results of operations.
March 30, 2006	/s/ Roger K. White

Date	Roger K. White
Senior Vice President and
Chief Financial Officer