Form 10KSB/A
period 2005-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2006-05-15
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Name of small business issuer in its charter)
Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801	99801
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (907) 789-4844

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

Transitional Small Business Disclosure Format (check one) Yes No X

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-KSB/A (“Amendment”) amends the Annual Report on Form 10-KSB for the year ended December 31, 2005 ("Original Report") of Alaska Pacific Bancshares, Inc. ("Company"), and is being filed solely for the purpose of reflecting the signature of the Company’s independent Registered Accounting Firm, Moss Adams LLP, on their Report of Independent Registered Public Accounting Firm included in the Company’s 2005 Annual Report to Shareholders, filed as Exhibit 13 to the Original Report. Thus, only Exhibit 13 to the Original Report, and currently dated, but otherwise unchanged, certifications (Exhibits 31.1, 31.2, 32.1 and 32.2) are being filed in this Amendment.

        Except for the modification described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the Original Report, nor does it reflect events occurring after the date of the Original Report. Unaffected items and exhibits have not been repeated in this Amendment.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on May 11, 2006, on its behalf by the undersigned, thereunto duly authorized.

                                                                                                               ALASKA PACIFIC BANCSHARES, INC.

                                                                                                               /s/ Craig E. Dahl
                                                                                                               _________________________________
                                                                                                               Craig E. Dahl
                                                                                                               President and Chief Executive Officer
                                                                                                               (Duly Authorized Representative)

Exhibit 13

Annual Report to Stockholders

Exhibit 31.1

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Craig E. Dahl, President and Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB, of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:   May 11, 2006                                                              /s/ Craig E. Dahl
                                                                                             _____________________________
                                                                                              Craig E. Dahl
                                                                                              President and Chief Executive Officer

Exhibit 31.2

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Roger K. White, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB, of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: May 11, 2006                                                           /s/ Roger K. White
                                                                                         _______________________
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

May 11, 2006	/s/ Craig E. Dahl
Date	Craig E. Dahl
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

May 11, 2006	/s/ Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer