Form 10QSB
period 2006-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2006-05-23
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

____ Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from _____________ to ___________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No  X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           628,254           shares outstanding on April 30, 2006

Transitional Small Business Disclosure Format (check one): Yes   No X

			Alaska Pacific Bancshares, Inc. and Subsidiary
			Juneau, Alaska
			INDEX

PART I. FINANCIAL INFORMATION				Page

Item	1	.	Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005				1
Consolidated Statements of Income for the three months ended March 31, 2006 and 2005				2
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005				3
Selected Notes to Condensed Consolidated Interim Financial Statements				4

Item	2	.	Management's Discussion and Analysis or Plan of Operation	7

Item	3	.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	13

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item	3	.	Defaults Upon Senior Securities	13

Item	4	.	Submission of Matters to a Vote of Security Holders	13

Item	5	.	Other Information	13

Item	6	.	Exhibits	13

Signatures				15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2006	2005

Assets
Cash and due from banks	$5,403	$7,730
Interest-earning deposits in banks	777	2,183

Total cash and cash equivalents	6,180	9,913
Investment securities available for sale, at fair value (amortized cost:
March 31, 2006 - $6,837; December 31, 2005 - $7,500)	6,766	7,464
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	140	2,531
Loans	153,630	152,722
Less allowance for loan losses	1,506	1,448

Loans, net	152,124	151,274
Accrued interest receivable	688	674
Premises and equipment	2,542	2,146
Repossessed assets	85	101
Other assets	1,319	1,270

Total Assets	$171,628	$177,157

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$24,436	$25,816
Interest-bearing demand	29,105	30,147
Money market	26,747	27,448
Savings	19,528	20,586
Certificates of deposit	40,296	42,653

Total deposits	140,112	146,650
Federal Home Loan Bank advances	12,526	12,048
Advances from borrowers for taxes and insurance	1,284	890
Accounts payable and accrued expenses	390	434
Accrued interest payable	529	345
Other liabilities	87	152

Total liabilities	154,928	160,519
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 628,254 shares outstanding at March 31,
2006 and December 31, 2005)	7	7
Additional paid-in capital	5,960	5,958
Treasury stock	(336)	(342)
Unearned ESOP shares	(131)	(131)
Retained earnings	11,243	11,167
Accumulated other comprehensive loss	(43)	(21)

Total shareholders’ equity	16,700	16,638

Total Liabilities and Shareholders’ Equity	$171,628	$177,157

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share data)	2006	2005

Interest Income
Loans	$2,708	$2,237
Investment securities	79	59
Interest-bearing deposits with banks	11	18

Total interest income	2,798	2,314
Interest Expense
Deposits	563	315
Federal Home Loan Bank advances	174	107

Total interest expense	737	422

Net Interest Income	2,061	1,892
Provision for loan losses	75	30

Net interest income after provision for	1,986	1,862
loan losses
Noninterest Income
Mortgage servicing income	44	38
Service charges on deposit accounts	156	143
Other service charges and fees	51	49
Gain on sale of mortgage loans	53	29

Total noninterest income	304	259
Noninterest Expense
Compensation and benefits	1,178	1,104
Occupancy and equipment	351	384
Data processing	65	63
Professional and consulting fees	48	87
Marketing and public relations	55	60
Repossessed property expense, net	4	10
Branch closure costs	113	-
Other	267	246

Total noninterest expense	2,081	1,954

Income before income tax	209	167
Income tax	84	67

Net Income	$125	$100

Earnings per share:
Basic	$ .20	$ .16
Diluted	.19	.16
Cash dividends per share	.08	.07

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
		Three Months Ended
		March 31,

(in thousands)		2006	2005

Operating Activities
Net income	$	125	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		75	30
Depreciation and amortization		80	97
Gain on sale of mortgage loans		(53)	(29)
Federal Home Loan Bank stock dividends		-	(7)
Amortization of fees, discounts, and premiums, net		(56)	(26)
Stock award plan expense		-	13
Deferred income tax expense		13	67
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale		2,391	710
Accrued interest receivable		(14)	126
Other assets		(34)	(438)
Advances from borrowers for taxes and insurance		394	607
Accrued interest payable		184	81
Accounts payable and accrued expenses		(44)	(207)
Other liabilities		(78)	(117)

Net cash provided by operating activities		2,983	1,007
Investing Activities
Maturities and principal repayments of investment securities available for sale		654	588
Loan originations, net of principal repayments		(834)	(3,252)
Proceeds from sale of repossessed assets		41	-
Purchase of premises and equipment		(476)	(53)

Net cash used in investing activities		(615)	(2,717)
Financing Activities
Exercise of stock options		8	-
Net increase (decrease) in Federal Home Loan Bank advances		478	2,579
Net increase (decrease) in demand and savings deposits		(4,181)	(4,333)
Net decrease in certificates of deposit		(2,357)	(385)
Cash dividends paid		(49)	(44)

Net cash used in financing activities		(6,101)	(2,183)

Decrease in cash and cash equivalents		(3,733)	(3,893)
Cash and cash equivalents at beginning of period		9,913	11,628

Cash and cash equivalents at end of period	$	6,180	$7,735

Supplemental information:
Cash paid for interest		$553	$341
Loan repossessions		25	101
Net change in unrealized gain on securities available for sale, net of tax		(22)	(29)
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2006 and 2005, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At March 31, 2006, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2006:

(dollars in thousands)

Tangible Capital:
Actual	$16,095	9.39%
Required	2,570	1.50

Excess	$13,525	7.89%

Core Capital:
Actual	$16,095	9.39%
Required	6,853	4.00

Excess	$9,242	5.39%

Total Risk-Based Capital:
Actual	$17,376	13.23%
Required	10,510	8.00

Excess	$6,866	5.23%

Note 3 – Earnings Per Share

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

Three Months
Ended March 31,		2006			2005

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$125,000	655,415		$100,000	655,415
Treasury stock		(27,411)			(27,661)
Unvested stock awards		-			(2,384)
Unearned ESOP shares		(13,062)			(18,007)

Basic EPS	125,000	614,942	$0.20	100,000	607,363	$0.16
Incremental shares
under stock plans:
Stock awards		-			1,285
Stock options		30,249			31,268

Diluted EPS	$125,000	645,191	$0.19	$100,000	639,916	$0.16

Note 4 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months
	Ended
	March 31,

(in thousands)	2006	2005

Net income	$125	$100
Other comprehensive income (loss)	(22)	(29)

Comprehensive income	$103	$71

Note 5 – Impaired Loans

Impaired loans were $1,283,000 and $1,299,000 at March 31, 2006 and December 31, 2005, respectively. Estimated impairments of $450,000 and $365,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at March 31, 2006 and December 31, 2005.

Note 6 – Commitments

Commitments to extend credit, including lines of credit, total $6,986,000 and $8,122,000 at March 31, 2006 and December 31, 2005, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $4,613,000 and $4,636,000 at March 31, 2006 and December 31, 2005, respectively. These amounts are excluded from loan balances.

Note 7 – Branch Office Closures

On January 27, 2006, the Bank closed its offices in Hoonah and Yakutat, Alaska. The Bank continues to serve customers in these two communities, each with a population of less than 1,000, through its five other offices in Southeast Alaska, on-line banking and bill payment services, toll-free telephone banking, and traditional bank-by-mail services.

The cost of closing the offices was approximately $138,000, of which $113,000 was included in noninterest expense for the three months ended March 31, 2006.

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

Financial Condition

Total assets of the Company at March 31, 2006 were $171.6 million, a decrease of $5.6 million, or 3.2%, from $177.2 million at December 31, 2005. The decrease is characterized by a decrease in deposits and a decrease in cash and loans held for sale.

Loans held for sale decreased to $140,000 at March 31, 2006 from $2.5 million at December 31, 2005, partly as a result of the sale of a $1.7 million participation in a commercial real estate loan held at December 31, 2005.

Loans (excluding loans held for sale) were $153.6 million at March 31, 2006, compared to $152.7 million at December 31, 2005, a net increase of $1.0 million, or 0.6% . Loans are summarized by category as follows:

	March 31,	December 31,
(in thousands)	2006	2005

Real estate:
Permanent:
One- to four-family	$47,433	$49,425
Multifamily	1,181	1,261
Commercial nonresidential	43,824	45,874
Land	4,390	3,952
Construction:
One- to four-family	10,440	9,174
Multifamily	1,346	1,415
Commercial nonresidential	4,023	3,284
Commercial business	20,708	19,134
Consumer:
Home equity	14,627	13,454
Boat	3,895	3,914
Automobile	697	696
Other	1,066	1,139

Loans	$153,630	$152,722

Loans held for sale	$140	$2,531

Deposits decreased $6.6 million, or 4.5%, to $140.1 million at March 31, 2006, compared with $146.7 million at December 31, 2005. As shown below, deposits have generally increased over the past year, but declined after reaching a seasonal peak at December 31, 2005.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2006	2005	2005	2005	2005

Noninterest demand	$24,436	$25,816	$31,700	$25,693	$20,929
Interest-
bearing demand	29,105	30,147	32,897	32,335	30,945
Money market	26,747	27,448	25,510	24,958	24,672
Savings	19,528	20,586	21,717	22,544	22,673
Certificates of
deposit (non-
brokered)	34,043	36,472	33,187	33,547	33,846
CDARS deposits	6,253	6,181	-	-	-

Total deposits	$140,112	$146,650	$145,011	$139,077	$133,065

Included in certificates of deposit in the accompanying balance sheet are “CDARS” deposits, which are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are often less expensive than other brokered deposits. The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”).

FHLB advances increased moderately to $12.5 million at March 31, 2006 from $12.0 million at December 31, 2005. During the first quarter of 2006, the Bank replaced $5.0 million of short-term advances with long-term advances with maturities of four, five, and seven years, and with interest rates ranging from 5.24% to 5.30% . The restructuring was done as part of the Bank’s management of interest-rate risk to protect against future increases.

Results of Operations

Net Income. Net income for the first quarter of 2006 was $125,000 ($.19 per diluted share) compared to $100,000 ($.16 per diluted share) for the first quarter of 2005. However, the comparison is affected by the cost of closing two branch offices, amounting to $113,000 ($68,000 net of tax) in the first quarter of 2006. Excluding this cost, net income would have been $193,000 ($.30 per diluted share), an increase of 93% over the first quarter of 2005.

For purposes of comparison, income might be separated into major components as follows:

			Income
			Increase
(in thousands) Three months ended March 31,	2006	2005	(Decrease)

Net interest income	$2,061	$1,892	$169
Noninterest income, excluding gains on sale of loans	251	230	21
Gain on sale of mortgage loans	53	29	24
Provision for loan losses	(75)	(30)	(45)
Noninterest expense, excluding branch closure costs	(1,968)	(1,954)	(14)

Income before income tax and branch closure costs	322	167	155
Income tax	(129)	(67)	(62)

Net income before branch closure costs	193	100	93
Branch closure costs, net of income tax	(68)	-	(68)

Net income	$125	$100	$25

Net Interest Income. Net interest income for the first quarter of 2006 increased $169,000 (8.9%) compared with the first quarter of 2005. The net interest margin on average interest-earning assets increased to 5.02% in the first quarter of 2006, compared with 4.96% in the first quarter of 2005.

The net increase is primarily attributable to growth in loans. Average loans in the first quarter of 2006 increased $14.3 million (10.2%) compared with the first quarter of 2005. Partially offsetting the positive effects of loan growth, however, has been a narrowing of the spread between the yield on average interest-earning assets and the average cost of interest-bearing liabilities. This spread decreased to 4.58% in the first quarter of 2005 from 4.69% in the first quarter of 2005, due to a more rapid rise in short-term rates than long-term rates (a “flattening” yield curve) as well as more reliance on borrowings and certificates of deposit because loans have recently grown faster than core deposits.

Provision for Loan Losses. The provision for loan losses for the first quarter of 2006 was $75,000, an increase of $45,000 from $30,000 in the first quarter of 2005. The provisions in all periods reflect management’s assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs in the first quarter of 2006 were $17,000, compared with $21,000 in the first quarter of 2005.

Noninterest Income. Excluding gains on sale of loans, noninterest income for the first quarter of 2006 increased $21,000 (9.1%) to $251,000 compared with $230,000 for the first quarter of 2005. Gains on sale of loans increased to $53,000 in the first quarter of 2006 from $29,000 in the first quarter of 2005, reflecting increased production of mortgage loans as well as selling a greater proportion of new mortgage production versus retaining such loans in the portfolio.

Noninterest Expense. Excluding branch closure costs, noninterest expense for the first quarter of 2006 increased $14,000 (0.7%) compared with the first quarter of 2005. The small increase reflects normal increases in compensation, benefits, and other expenses, offset by initial cost savings of closing two offices during the first quarter of 2006.

The Bank closed its two smallest offices in Hoonah and Yakutat on January 27, 2006, in order to eliminate most of the approximately $350,000 annual expense of operating the facilities. At present, no other financial institution has a facility in either of these small communities, each with a population less than 1,000. The Bank continues to serve its customers in these communities through its other offices in Southeast Alaska and through a variety of remote services, including on-line banking. Ultimately, any improvement in earnings as a result of the closures depends on the amount of business retained.

The cost of closing the offices was approximately $138,000. Of this amount $113,000 was recognized in the first quarter of 2006, and $25,000 was recognized in the fourth quarter of 2005.

Asset Quality

Nonaccrual loans were $1.4 million at March 31, 2006, compared with $1.3 million at December 31, 2005. Loans with balances totaling $1.3 million at March 31, 2006 and at December 31, 2005 were considered to be impaired. Total estimated impairments of $450,000 and $365,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The only impaired loan at March 31, 2006 was a commercial business loan for $1.3 million secured by inventory and equipment. The loan was restructured in 2004 and is performing in accordance with the restructured terms.

Repossessed assets were $85,000 at March 31, 2006, compared with $101,000 at December 31, 2005. The decrease reflects the disposal of a commercial boat and the repossession of one smaller boat.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $43 million at March 31, 2006, of which approximately $30 million was unused.

At March 31, 2006, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2006. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2006.

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

That cost will be measured based on the fair value of the equity or liability instruments used. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. On April 21, 2005 the Securities and Exchange Commission issued a ruling extending the mandatory compliance date for Statement 123(R). Under the ruling public entities will be required to apply Statement No. 123(R) as of the first interim or annual reporting period beginning after December 15, 2005. The Company has thus far not adopted the provisions of FASB Statement No. 123(R), as the effects on the Company’s consolidated financial statements are insignificant.

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

(b) Changes in Internal Controls: In the quarter ended March 31, 2006, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2006, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                                                                      Alaska Pacific Bancshares, Inc.

May 22, 2006	/s/Craig E. Dahl

Date	Craig E. Dahl
President and
Chief Executive Officer

May 22, 2006	/s/Roger K. White

Date	Roger K. White
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:	May 22, 2006	/s/Craig E. Dahl
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

Date:	May 22, 2006	/s/Roger K. White
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
May 22, 2006	/s/Craig E. Dahl
Date	Craig E. Dahl
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
May 22, 2006	/s/Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer