Form 10KSB/A
period 2005-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2006-06-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	________	to ________
Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Name of small business issuer in its charter)

Alaska		92-0167101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801		99801
(Address of principal executive offices)		(Ziip Code)

Issuer’s telephone number (907) 789-4844

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, par value $0.01 per share
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

Transitional Small Business Disclosure Format (check one) Yes No X

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (“Amendment”) amends the Annual Report on Form 10-KSB for the year ended December 31, 2005 ("Original Report") of Alaska Pacific Bancshares, Inc. ("Company"), and is being filed to add Note 18 of Notes to Consolidated Financial Statements, disclosing a correction of an error in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2004. Specifically, cash flows related to loans held for sale were reclassified from investing cash flows to operating cash flows as required by paragraph 9 of Statement of Financial Accounting Standards No. 102 and to conform to the presentation in the Consolidated Statement of Cash Flows for the year ended December 31, 2005.

The effect of this correction was an increase of $1,801,000 in both net cash provided by operating activities and net cash used in investing activities for the year ended December 31, 2004. The correction had no effect on the Company’s income, financial position, or total net cash flows.

Except for the modification described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the Original Report, nor does it reflect events occurring after the date of the Original Report. Unaffected items and exhibits have not been repeated in this Amendment.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on June 12, 2006, on its behalf by the undersigned, thereunto duly authorized.

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

Date:         June 12, 2006                                                                                         /s/Craig E. Dahl
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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control overfinancial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:     June 12, 2006                                                                               /s/Roger K. White
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
June 12, 2006	/s/ Craig E. Dahl
Date	Craig E. Dahl
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
June 12, 2006	/s/ Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer