Form 10QSB
period 2006-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2006-08-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X __   No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No __X__

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

             638,654 shares outstanding on July 31, 2006

Transitional Small Business Disclosure Format (check one):   Yes ___   No __X__

			Alaska Pacific Bancshares, Inc. and Subsidiary
			Juneau, Alaska
			INDEX

PART I. FINANCIAL INFORMATION				Page

Item	1	.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005				1
Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2006 and 2005				2
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005				3
Selected Notes to Condensed Consolidated Interim Financial Statements				4

Item	2	.	Management's Discussion and Analysis or Plan of Operation	8

Item	3	.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	15

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item	3	.	Defaults Upon Senior Securities	15

Item	4	.	Submission of Matters to a Vote of Security Holders	15

Item	5	.	Other Information	16

Item	6	.	Exhibits	16

Signatures				17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2006	2005

Assets
Cash and due from banks	$6,767	$7,730
Interest-earning deposits in banks	1,419	2,183

Total cash and cash equivalents	8,186	9,913
Investment securities available for sale, at fair value (amortized cost:
June 30, 2006 - $6,262; December 31, 2005 - $7,500)	6,132	7,464
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	465	2,531
Loans	153,781	152,722
Less allowance for loan losses	1,565	1,448

Loans, net	152,216	151,274
Accrued interest receivable	636	674
Premises and equipment	3,138	2,146
Repossessed assets	-	101
Other assets	1,912	1,270

Total Assets	$174,469	$177,157

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$26,390	$25,816
Interest-bearing demand	28,528	30,147
Money market	24,586	27,448
Savings	18,187	20,586
Certificates of deposit	43,156	42,653

Total deposits	140,847	146,650
Federal Home Loan Bank advances	13,605	12,048
Advances from borrowers for taxes and insurance	1,817	890
Accounts payable and accrued expenses	520	434
Accrued interest payable	554	345
Other liabilities	208	152

Total liabilities	157,551	160,519
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 638,654 shares outstanding at June 30,
2006 and 627,754 shares outstanding at December 31, 2005)	7	7
Additional paid-in capital	5,933	5,958
Treasury stock	(207)	(342)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(131)	(131)
Retained earnings	11,394	11,167
Accumulated other comprehensive loss	(78)	(21)

Total shareholders’ equity	16,918	16,638

Total Liabilities and Shareholders’ Equity	$174,469	$177,157

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2006	2005	2006	2005

Interest Income
Loans	$2,782	$2,347	$5,490	$4,584
Investment securities	81	47	160	106
Interest-bearing deposits with banks	12	16	23	34

Total interest income	2,875	2,410	5,673	4,724
Interest Expense
Deposits	589	352	1,152	667
Federal Home Loan Bank advances	223	109	397	216

Total interest expense	812	461	1,549	883

Net Interest Income	2,063	1,949	4,124	3,841
Provision for loan losses	75	30	150	60

Net interest income after provision for	1,988	1,919	3,974	3,781
loan losses
Noninterest Income
Mortgage servicing income	35	39	79	77
Service charges on deposit accounts	183	166	339	309
Other service charges and fees	47	53	98	102
Gain on sale of loans	27	16	80	45

Total noninterest income	292	274	596	533
Noninterest Expense
Compensation and benefits	1,116	1,078	2,294	2,182
Occupancy and equipment	327	388	678	772
Data processing	61	60	126	123
Professional and consulting fees	86	71	134	158
Marketing and public relations	97	73	152	133
Repossessed property expense, net	-	4	4	14
Branch closure costs	-	-	113	-
Other	247	259	514	505

Total noninterest expense	1,934	1,933	4,015	3,887

Income before income tax	346	260	555	427
Income tax	138	104	222	171

Net Income	$208	$156	$333	$256

Earnings per share:
Basic	$ .34	$ .26	$ .54	$ .42
Diluted	.32	.24	.52	.40
Cash dividends per share	.09	.08	.17	.15

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June,

(in thousands)	2006		2005

Operating Activities
Net income	$333	$	256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150		60
Depreciation and amortization	157		196
Gain on sale of mortgage loans	(80)		(45)
Federal Home Loan Bank stock dividends	-		(7)
Amortization of fees, discounts, and premiums, net	(94)		(76)
Stock award plan expense	-		26
Deferred income tax expense	13		171
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	2,066		933
Accrued interest receivable	38		133
Other assets	(604)		(75)
Advances from borrowers for taxes and insurance	927		1,225
Accrued interest payable	209		60
Accounts payable and accrued expenses	86		(146)
Other liabilities	43		(145)

Net cash provided by operating activities	3,244		2,566
Investing Activities
Purchase of investment securities available for sale	-		(2,022)
Maturities and principal repayments of investment securities available for sale	1,227		1,235
Loan originations, net of principal repayments	(933)		(5,672)
Proceeds from sale of repossessed assets	126		-
Purchase of premises and equipment	(1,149)		(116)

Net cash used in investing activities	(729)		(6,575)
Financing Activities
Exercise of stock options	110		-
Net increase (decrease) in Federal Home Loan Bank advances	1,557		(243)
Net increase (decrease) in demand and savings deposits	(6,306)		1,977
Net increase (decrease) in certificates of deposit	503		(684)
Cash dividends paid	(106)		(93)

Net cash provided by (used in) financing activities	(4,242)		957

Decrease in cash and cash equivalents	(1,727)		(3,052)
Cash and cash equivalents at beginning of period	9,913		11,628

Cash and cash equivalents at end of period	$8,186	$	8,576

Supplemental information:
Cash paid for interest	$1,340		$823
Loan repossessions	25		101
Net change in unrealized gain on securities available for sale, net of tax	(57)		11
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report to Stockholders filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2006 and 2005, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At June 30, 2006, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2006:

(dollars in thousands)

Tangible Capital:
Actual	$16,365	9.42%
Required	2,606	1.50

Excess	$13,759	7.92%

Core Capital:
Actual	$16,365	9.42%
Required	6,950	4.00

Excess	$9,415	5.42%

Total Risk-Based Capital:
Actual	$17,680	13.14%
Required	10,762	8.00

Excess	$6,918	5.14%

Note 3 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock, unvested stock awards under the Management Recognition Plan (“unvested stock awards”), and unallocated and not yet committed to be released ESOP shares (“unearned ESOP shares”). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.

Three Months
Ended June 30,		2006			2005

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$208,000	655,415		$156,000	655,415
Treasury stock		(21,961)			(27,661)
Unvested stock awards		-			(1,083)
Unearned ESOP shares		(13,062)			(18,007)

Basic EPS	208,000	620,392	$0.34	156,000	608,665	$0.26
Incremental shares
under stock plans:
Stock awards		-			547
Stock options		29,481			29,158

Diluted EPS	$208,000	649,873	$0.32	$156,000	638,370	$0.24

Six Months
Ended June 30,		2006			2005

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$333,000	655,415		$256,000	655,415
Treasury stock		(24,686)			(27,661)
Unvested stock awards		-			(1,733)
Unearned ESOP shares		(13,062)			(18,007)

Basic EPS	333,000	617,667	$0.54	256,000	608,014	$ .42
Incremental shares
under stock plans:
Stock awards		-			906
Stock options		26,208			30,244

Diluted EPS	$333,000	643,875	$0.52	$256,000	639,164	$ .40

Note 4 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(in thousands)	2006	2005	2006	2005

Net income	$208	$156	$333	$256
Other comprehensive income (loss)	(35)	40	(57)	11

Comprehensive income	$173	$196	$276	$267

Note 5 – Impaired Loans

Impaired loans were $1,276,000 and $1,299,000 at June 30, 2006 and December 31, 2005, respectively. Estimated impairments of $450,000 and $365,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at June 30, 2006 and December 31, 2005.

Note 6 – Commitments

Commitments to extend credit, including lines of credit, total $4,411,000 and $8,122,000 at June 30, 2006 and December 31, 2005, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $6,235,000 and $4,636,000 at June 30, 2006 and December 31, 2005, respectively. These amounts are excluded from loan balances.

Note 7 – Branch Office Closures

On January 27, 2006, the Bank closed its offices in Hoonah and Yakutat, Alaska. The Bank continues to serve customers in these two communities, each with a population of less than 1,000, through its five other offices in Southeast Alaska, on-line banking and bill payment services, toll-free telephone banking, and traditional bank-by-mail services.

The cost of closing the offices was approximately $138,000, of which $113,000 was included in noninterest expense for the six months ended June 30, 2006.

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

Financial Condition

Total assets of the Company at June 30, 2006 were $174.5 million, a decrease of $2.7 million, or 1.5%, from $177.2 million at December 31, 2005. The small net change is characterized by a decrease in deposits and a decrease in cash, investments, and loans held for sale.

Loans held for sale decreased to $465,000 at June 30, 2006 from $2.5 million at December 31, 2005, partly as a result of the sale of a $1.7 million participation in a commercial real estate loan held at December 31, 2005.

Loans (excluding loans held for sale) were $153.8 million at June 30, 2006, compared to $152.7 million at December 31, 2005, a net increase of $1.1 million, or 0.7% . Loans are summarized by category as follows:

	June 30,	December 31,
(in thousands)	2006	2005

Real estate:
Permanent:
One- to four-family	$46,191	$49,425
Multifamily	1,113	1,261
Commercial nonresidential	43,768	45,874
Land	5,007	3,952
Construction:
One- to four-family	8,296	9,174
Multifamily	1,427	1,415
Commercial nonresidential	4,667	3,284
Commercial business	20,122	19,134
Consumer:
Home equity	16,947	13,454
Boat	4,826	3,914
Automobile	643	696
Other	774	1,139

Loans	$153,781	$152,722

Loans held for sale	$465	$2,531

Deposits decreased $5.8 million, or 4.0%, to $140.8 million at June 30, 2006, compared with $146.7 million at December 31, 2005. The following summarizes deposits by major category for the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2006	2006	2005	2005	2005

Noninterest
demand	$26,390	$24,436	$25,816	$31,700	$25,693
Interest-
bearing
demand	28,528	29,105	30,147	32,897	32,335
Money market	24,586	26,747	27,448	25,510	24,958
Savings	18,187	19,528	20,586	21,717	22,544
Certificates of
deposit (non-
brokered)	33,629	34,043	36,472	33,187	33,547

Non-brokered
deposits	131,320	133,859	140,469	145,011	139,077
CDARS
deposits	9,527	6,253	6,181	-	-

Total deposits	$140,847	$140,112	$146,650	$145,011	$139,077

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

FHLB advances increased to $13.6 million at June 30, 2006 from $12.0 million at December 31, 2005. During the first quarter of 2006, the Bank replaced $5.0 million of short-term advances with fixed-rate long-term advances with maturities of four, five, and seven years, and with interest rates ranging from 5.24% to 5.30% . The restructuring was done as part of the Bank’s management of interest-rate risk to protect against future increases.

Results of Operations

Net Income. Net income for the second quarter of 2006 was $208,000 ($.32 per diluted share) compared to $156,000 ($.24 per diluted share) for the second quarter of 2005. Net income for the first half of 2006 was $333,000 ($.52 per diluted share) compared with $256,000 ($.40 per diluted share) for the same period in 2005. However, the first-half comparison is affected by the cost of closing two branch offices, amounting to $113,000 ($68,000 net of tax) in the first quarter of 2006. Excluding this cost, net income for the first half of 2006 would have been $401,000 ($.62 per diluted share), an increase of 56.6% over the first half of 2005.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2006	2005	(Decr.)	2006	2005	(Decr.)

Net interest income	$2,063	$1,949	$114	$4,124	$3,841	$283
Noninterest income,
excluding gains on sale
of loans	265	258	7	516	488	28
Gain on sale of loans	27	16	11	80	45	35
Provision for loan losses	(75)	(30)	(45)	(150)	(60)	(90)
Noninterest expense,
excluding branch
closure costs	(1,934)	(1,933)	(1)	(3,902)	(3,887)	(15)

Income before income
tax and branch closure
costs	346	260	86	668	427	241
Income tax	(138)	(104)	(34)	(267)	(171)	(96)

Net income before
branch closure costs	208	156	52	401	256	145
Branch closure costs, net
of income tax	-	-	-	(68)	-	(68)

Net income	$208	$156	$52	$333	$256	$77

Net Interest Income. Net interest income for the second quarter of 2006 increased $114,000 (5.8%) compared with the second quarter of 2005. Net interest income for the first half of 2006 increased $283,000 (7.4%) compared with the first half of 2005. The net interest margin on average interest-earning assets was 5.03% in the second quarter and 5.02% for the first half of 2006, approximately unchanged from 2005.

The net increase is primarily attributable to growth in loans. Average loans in the second quarter of 2006 increased $14.3 million (10.2%) compared with the second quarter of 2005. Partially offsetting the positive effects of loan growth, however, has been a narrowing of the spread between the yield on average interest-earning assets and the average cost of interest-bearing liabilities. This spread decreased to 4.56% in the second quarter of 2006 from 4.73% in the second quarter of 2005, as a result of a more rapid rise in short-term rates than long-term rates (a “flattening” yield curve) as well as more reliance on borrowings and certificates of deposit because loans have recently grown faster than core deposits.

Provision for Loan Losses. The provisions for loan losses for the second quarter and first half of 2006 increased to $75,000 and $150,000, respectively, compared with $30,000 and $60,000, respectively, for the same periods in 2005. The provisions in all periods reflect management’s assessment of asset quality and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs for the second quarter and first half of 2006 were $17,000 and $34,000, respectively, compared with zero and $22,000, respectively, for the same periods in 2005.

Noninterest Income. Excluding gains on sale of loans, noninterest income for the second quarter of 2006 increased $7,000 (2.7%) to $265,000 compared with $258,000 for the second quarter of 2005. For the first half of 2006, noninterest income increased $28,000 (5.7%) to $516,000 compared with $488,000 in the first half of 2005.

Gains on sale of loans increased $11,000 to $27,000 in the second quarter of 2006 and increased $35,000 to $80,000 in the first half of 2006, each in comparison with the same periods in 2005. The increases are primarily attributable to selling a greater proportion of new mortgage production in the secondary market versus retaining such loans in the portfolio.

Noninterest Expense. Excluding branch closure costs, noninterest expense for the second quarter of 2006 was $1.9 million, approximately unchanged from the second quarter of 2005. For the first half of 2006, such expenses amounted to $3.9 million, an increase of 0.7% compared with the first half if 2005. The small year-to-year changes reflect the initial cost savings of closing two offices during the first quarter of 2006, which offset normal increases in compensation, benefits, and other expenses.

The Bank closed its two smallest offices in Hoonah and Yakutat, Alaska, on January 27, 2006, in order to eliminate most of the approximately $350,000 annual expense of operating the facilities. The Bank continues to serve its customers in these communities through its other offices in Southeast Alaska and through a variety of remote services, including on-line banking. Ultimately, any improvement in earnings as a result of the closures depends on the amount of business retained. At present, no other financial institution has a facility in either of these small communities, each with a population less than 1,000, but another financial institution is considering establishing limited service facilities in both locations.

The cost of closing the offices was approximately $138,000. Of this amount $113,000 was recognized in the first quarter of 2006, and $25,000 was recognized in the fourth quarter of 2005.

Asset Quality

Nonaccrual loans were $1.4 million at June 30, 2006, compared with $1.3 million at December 31, 2005. Loans with balances totaling $1.3 million at June 30, 2006 and at December 31, 2005 were considered to be impaired. Total estimated impairments of $450,000 and $365,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The only impaired loan at June 30, 2006 was a commercial business loan for $1.3 million secured by inventory and equipment. The loan was restructured in 2004 and is performing in accordance with the restructured terms.

The Bank had no repossessed assets at June 30, 2006, compared with $101,000 at December 31, 2005. The decrease reflects the disposal of a commercial boat.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $43 million at June 30, 2006, of which approximately $30 million was unused.

At June 30, 2006, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2006. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2006.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-KSB for the fiscal year ending December 31,

2007. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended June 30, 2006, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2006, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 16, 2006. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as directors:
	Vote For	Vote Withheld
William J. Schmitz	434,601	17,374
Scott C. Milner	442,545	9,430
BethAnn Boudah Chapman	403,520	48,455

2.	The appointment of Moss Adams LLP as the Company’s independent auditors for the year ending December 31, 2006 was approved by the following vote:

For	Against	Abstain
443,220	2,375	6,380

                                                                                                                                             15

Item	5	.	Other Information
			None

Item	6	.	Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)
10.1	Employment Agreement with Craig E. Dahl (3)
10.2	Form of Severance Agreement with Roger K. White and John E. Robertson (3)
10.3	Form of Severance Agreement with Leslie D. Dahl, Christopher P. Bourque, Thomas Sullivan, Cheryl A. Crawford, and Tammi L. Knight (4)
10.4	Alaska Federal Savings Bank 401(k) Plan (1)
10.5	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)
10.6	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
10.7	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.8	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (5)
10.9	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)
14	Code of Ethics (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
(1)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2003.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      Alaska Pacific Bancshares, Inc.

August 11, 2006	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

August 11, 2006	/s/Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:    August 11, 2006                                     /s/Craig E. Dahl
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

Date:   August 11, 2006                                           /s/Roger K. White
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
August 11, 2006	/s/Craig E. Dahl
Date	Craig E. Dahl
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
August 11, 2006	/s/Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer