Form 10QSB
period 2006-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2006-11-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

907-789-4844
(Issuer's Telephone Number)

NA
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

          638,654 shares outstanding on October 31, 2006

Transitional Small Business Disclosure Format (check one): Yes __ No X

			Alaska Pacific Bancshares, Inc. and Subsidiary
			Juneau, Alaska

			INDEX
PART I. FINANCIAL INFORMATION				Page

Item	1	.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2006 and
December 31, 2005				1
Consolidated Statements of Income for the three-month and nine-
month periods ended September 30, 2006 and 2005				2
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2006 and 2005				3
Selected Notes to Condensed Consolidated Interim Financial
Statements				4

Item	2	.	Management's Discussion and Analysis or Plan of Operation	8

Item	3	.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item	1	.	Legal Proceedings	15

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item	3	.	Defaults Upon Senior Securities	15

Item	4	.	Submission of Matters to a Vote of Security Holders	15

Item	5	.	Other Information	15

Item	6	.	Exhibits	15

Signatures				17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

September 30,		December 31,
(dollars in thousands)	2006	2005

Assets
Cash and due from banks	$6,455	$7,730
Interest-earning deposits in banks	13,625	2,183

Total cash and cash equivalents	20,080	9,913
Investment securities available for sale, at fair value (amortized cost:
September 30, 2006 - $5,703; December 31, 2005 - $7,500)	5,647	7,464
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	1,340	2,531
Loans	151,820	152,722
Less allowance for loan losses	1,620	1,448

Loans, net	150,200	151,274
Accrued interest receivable	571	674
Premises and equipment	3,355	2,146
Repossessed assets	-	101
Other assets	1,626	1,270

Total Assets	$184,603	$177,157

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$31,184	$25,816
Interest-bearing demand	31,504	30,147
Money market	24,032	27,448
Savings	18,354	20,586
Certificates of deposit	48,727	42,653

Total deposits	153,801	146,650
Federal Home Loan Bank advances	11,783	12,048
Advances from borrowers for taxes and insurance	282	890
Accounts payable and accrued expenses	574	434
Accrued interest payable	765	345
Other liabilities	174	152

Total liabilities	167,379	160,519
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 638,654 shares outstanding at
September 30, 2006 and 627,754 shares outstanding at
December 31, 2005)	7	7
Additional paid-in capital	5,933	5,958
Treasury stock	(207)	(342)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(131)	(131)
Retained earnings	11,656	11,167
Accumulated other comprehensive loss	(34)	(21)

Total shareholders’ equity	17,224	16,638

Total Liabilities and Shareholders’ Equity	$184,603	$177,157

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2006	2005	2006	2005

Interest Income
Loans	$2,847	$2,533	$8,337	$7,117
Investment securities	79	76	239	182
Interest-bearing deposits with banks	87	14	110	48

Total interest income	3,013	2,623	8,686	7,347
Interest Expense
Deposits	721	404	1,873	1,071
Federal Home Loan Bank advances	166	127	563	343

Total interest expense	887	531	2,436	1,414

Net Interest Income	2,126	2,092	6,250	5,933
Provision for loan losses	55	30	205	90

Net interest income after provision for	2,071	2,062	6,045	5,843
loan losses
Noninterest Income
Mortgage servicing income	38	37	117	114
Service charges on deposit accounts	180	189	519	498
Other service charges and fees	70	71	168	173
Gain on sale of loans	59	9	139	54

Total noninterest income	347	306	943	839
Noninterest Expense
Compensation and benefits	1,104	1,080	3,398	3,262
Occupancy and equipment	319	382	997	1,154
Data processing	62	66	188	189
Professional and consulting fees	46	57	180	215
Marketing and public relations	76	74	228	207
Repossessed property expense, net	-	16	4	30
Branch closure costs	-	-	113	-
Other	279	285	793	790

Total noninterest expense	1,886	1,960	5,901	5,847

Income before income tax	532	408	1,087	835
Income tax	213	163	435	334

Net Income	$319	$245	$652	$501

Earnings per share:
Basic	$ .51	$ .40	$1.05	$ .82
Diluted	.49	.38	1.00	.78
Cash dividends per share	.09	.08	.26	.23

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2006	2005

Operating Activities
Net income	$652	$ 501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	205	90
Depreciation and amortization	229	294
Gain on sale of loans	(139)	(54)
Federal Home Loan Bank stock dividends	-	(7)
Amortization of fees, discounts, and premiums, net	(144)	(103)
Stock award plan expense	-	30
Loss on sale of repossessed assets		4
Deferred income tax expense	39	334
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	1,191	1,062
Accrued interest receivable	103	106
Other assets	(347)	(146)
Advances from borrowers for taxes and insurance	(608)	(374)
Accrued interest payable	420	161
Accounts payable and accrued expenses	140	(84)
Other liabilities	(17)	13

Net cash provided by operating activities	1,724	1,827
Investing Activities
Purchase of investment securities available for sale	-	(2,957)
Maturities and principal repayments of investment securities available for sale	1,782	2,401
Loan originations, net of principal repayments	1,140	(15,650)
Proceeds from sale of repossessed assets	126	43
Purchase of premises and equipment	(1,438)	(233)

Net cash provided by (used in) investing activities	1,610	(16,396)
Financing Activities
Exercise of stock options	110	-
Net increase (decrease) in Federal Home Loan Bank advances	(265)	5,736
Net increase (decrease) in demand and savings deposits	1,077	8,271
Net increase (decrease) in certificates of deposit	6,074	(1,044)
Cash dividends paid	(163)	(144)

Net cash provided by (used in) financing activities	6,833	12,819

Decrease in cash and cash equivalents	10,167	(1,750)
Cash and cash equivalents at beginning of period	9,913	11,628

Cash and cash equivalents at end of period	$20,080	$9,878

Supplemental information:
Cash paid for interest	$2,016	$1,253
Loan repossessions	25	101
Net change in unrealized gain on securities available for sale, net of tax	(13)	(17)
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report to Stockholders filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2006 and 2005, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At September 30, 2006, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2006:

(dollars in thousands)

Tangible Capital:
Actual	$16,738	9.08%
Required	2,764	1.50

Excess	$13,974	7.58%

Core Capital:
Actual	$16,738	9.08%
Required	7,372	4.00

Excess	$9,366	5.08%

Total Risk-Based Capital:
Actual	$17,908	13.26%
Required	10,860	8.00

Excess	$7,048	5.26%

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

Three Months
Ended September 30,		2006			2005

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$319,000	655,415		$245,000	655,415
Treasury stock		(16,761)			(27,661)
Unvested stock awards		-			(216)
Unearned ESOP shares		(13,062)			(18,007)

Basic EPS	319,000	625,592	$0.51	245,000	609,531	$0.40
Incremental shares
under stock plans:
Stock awards		-			109
Stock options		26,204			29,245

Diluted EPS	$319,000	651,796	$0.49	$245,000	638,885	$0.38

Nine Months
Ended September 30,		2006			2005

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$652,000	655,415		$501,000	655,415
Treasury stock		(22,044)			(27,661)
Unvested stock awards		-			(1,277)
Unearned ESOP shares		(13,062)			(18,007)

Basic EPS	652,000	620,309	$1.05	501,000	608,520	$ .82
Incremental shares
under stock plans:
Stock awards		-			635
Stock options		28,720			29,915

Diluted EPS	$652,000	649,029	$1.00	$501,000	639,070	$ .78

Note 4 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in thousands)	2006	2005	2006	2005

Net income	$319	$245	$652	$501
Other comprehensive income (loss)	44	(28)	(13)	(17)

Comprehensive income	$363	$217	$639	$484

Note 5 – Impaired Loans

Impaired loans were $1,269,000 and $1,299,000 at September 30, 2006 and December 31, 2005, respectively. Estimated impairments of $450,000 and $365,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at September 30, 2006 and December 31, 2005.

Note 6 – Commitments

Commitments to extend credit, including lines of credit, total $9,725,000 and $8,122,000 at September 30, 2006 and December 31, 2005, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $6,778,000 and $4,636,000 at September 30, 2006 and December 31, 2005, respectively. These amounts are excluded from loan balances.

Note 7 – Branch Office Closures

On January 27, 2006, the Bank closed its offices in Hoonah and Yakutat, Alaska. The Bank continues to serve customers in these two communities, each with a population of less than 1,000, through its five other offices in Southeast Alaska, on-line banking and bill payment services, toll-free telephone banking, and traditional bank-by-mail services.

The cost of closing the offices was approximately $138,000, of which $113,000 was included in noninterest expense for the nine months ended September 30, 2006.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This discussion contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Financial Condition

Total assets of the Company at September 30, 2006 were $184.6 million, an increase of $7.4 million, or 4.2%, from $177.2 million at December 31, 2005. The net change is characterized by increased cash and cash equivalents funded by increased deposits.

Loans held for sale decreased to $1.2 million at September 30, 2006 from $2.5 million at December 31, 2005, partly as a result of the sale of a $1.7 million participation in a commercial real estate loan held at December 31, 2005.

Loans (excluding loans held for sale) were $151.8 million at September 30, 2006, a small decrease from $152.7 million at December 31, 2005. Loans are summarized by category as follows:

	September 30,	December	31,
(in thousands)	2006	2005

Real estate:
Permanent:
One- to four-family	$45,417	$49,425
Multifamily	1,105	1,261
Commercial nonresidential	41,919	45,874
Land	4,729	3,952
Construction:
One- to four-family	8,201	9,174
Multifamily	1,454	1,415
Commercial nonresidential	7,398	3,284
Commercial business	18,860	19,134
Consumer:
Home equity	16,526	13,454
Boat	4,752	3,914
Automobile	722	696
Other	737	1,139

Loans	$151,820	$152,722

Loans held for sale	$1,340	$2,531

Deposits increased $7.1 million, or 4.8%, to $153.8 million at September 30, 2006, compared with $146.7 million at December 31, 2005. The following summarizes deposits by major category for the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2006	2006	2006	2005	2005

Noninterest
demand	$31,184	$26,390	$24,436	$25,816	$31,700
Interest-bearing
demand	31,504	28,528	29,105	30,147	32,897
Money market	24,032	24,586	26,747	27,448	25,510
Savings	18,354	18,187	19,528	20,586	21,717
Certificates of
deposit (non-
brokered)	41,268	33,629	34,043	36,472	33,187

Non-brokered
deposits	146,342	131,320	133,859	140,469	145,011

CDARS
deposits	7,459	9,527	6,253	6,181	-

Total deposits	$153,801	$140,847	$140,112	$146,650	$145,011

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

The increase in non-brokered certificates of deposit in the third quarter was primarily due to a special rate offered on five-month certificates as part of an effort to attract new customers to the Bank.

Results of Operations

Net Income. Net income for the third quarter of 2006 was $319,000 ($.49 per diluted share) compared to $245,000 ($.38 per diluted share) for the third quarter of 2005. Net income for the first nine months of 2006 was $652,000 ($1.00 per diluted share) compared with $501,000 ($.78 per diluted share) for the same period in 2005. However, the year-to-date comparison is affected by the cost of closing two branch offices, amounting to $113,000 ($68,000 net of tax) in the first quarter of 2006. Excluding this cost, net income for the first nine months of 2006 would have been $720,000 ($1.11 per diluted share), an increase of 43.7% over the corresponding period in 2005.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2006	2005	(Decr.)	2006	2005	(Decr.)

Net interest income	$2,126	$2,092	$34	$6,250	$5,933	$317
Noninterest income,
excluding gains on sale
of loans	288	297	(9)	804	785	19
Gain on sale of loans	59	9	50	139	54	85
Provision for loan losses	(55)	(30)	(25)	(205)	(90)	(115)
Noninterest expense,
excluding branch
closure costs	(1,886)	(1,960)	74	(5,788)	(5,847)	59

Income before income
tax and branch closure
costs	532	408	124	1,200	835	365
Income tax	(213)	(163)	(50)	(480)	(334)	(146)

Net income before
branch closure costs	319	245	74	720	501	219
Branch closure costs, net
of income tax	-	-	-	(68)	-	(68)

Net income	$319	$245	$74	$652	$501	$151

Net Interest Income. Net interest income for the third quarter of 2006 increased $34,000 (1.6%) compared with the third quarter of 2005. Net interest income for the first nine months of 2006 increased $317,000 (5.3%) compared with the same period in 2005. The net interest margin on average interest-earning assets was 5.06% in the third quarter and 5.04% for the first nine months of 2006, compared with 5.17% and 5.08%, respectively, in 2005.

The increase in net interest income was primarily attributable to growth in loans. Average loans increased $3.9 million (2.6%) for the third quarter of 2006 and $10.3 million (7.1%) for the first nine months, compared with the corresponding periods of 2005. Partially offsetting the positive effects of loan growth, however, has been a narrowing of the spread between the yield on average interest-earning assets and the average cost of interest-bearing liabilities. This spread decreased to 4.46% in the third quarter of 2006 from 4.77% in the third quarter of 2005, as a result of a more rapid rise in short-term rates than long-term rates (a “flattening” yield curve).

Provision for Loan Losses. The provisions for loan losses for the third quarter and first nine months of 2006 increased to $55,000 and $205,000, respectively, compared with $30,000 and $90,000, respectively, for the same periods in 2005. The provisions in all periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs for the third quarter and first nine months of 2006 were zero and $34,000, respectively, compared with $33,000 and $54,000, respectively, for the same periods in 2005.

Noninterest Income. Excluding gains on sale of loans, noninterest income for the third quarter of 2006 decreased $9,000 (3.0%) to $288,000 compared with $297,000 for the third quarter of 2005. For the first nine months of 2006, noninterest income increased $19,000 (2.4%) to $804,000 compared with $785,000 in the first nine months of 2005.

Gains on sale of loans increased $50,000 to $59,000 in the third quarter of 2006 and increased $85,000 to $139,000 in the first nine months of 2006, each in comparison with the same periods in 2005. The increases reflect improvements in mortgage loan production, but are also attributable to selling a greater proportion of new mortgage production in the secondary market versus retaining such loans in the portfolio. Decisions are frequently made to change the proportion of mortgages sold or retained as a part of managing the Bank’s overall interest-rate risk.

Noninterest Expense. Excluding branch closure costs, noninterest expense for the third quarter of 2006 decreased $74,000 (3.8%) from the third quarter of 2005. For the first nine months of 2006, such expenses decreased $59,000 (1.0%) compared with the first nine months of 2005. These year-to-year improvements reflect the cost savings of closing two offices during the first quarter of 2006, which have more than offset normal increases in compensation, benefits, and other expenses.

The Bank closed its two smallest offices in Hoonah and Yakutat, Alaska, at the end of January 2006, in order to eliminate most of the approximately $350,000 annual expense of operating these facilities. The Bank continues to serve its customers in these communities through its other offices in Southeast Alaska and through a variety of remote services, including on-line banking. At present, no other financial institution has a facility in either of these small communities, each with a population less than 1,000. Ultimately, any improvement in earnings as a result of the closures depends on the amount of business retained.

The cost of closing the offices was approximately $138,000. Of this amount $113,000 was recognized in the first quarter of 2006, and $25,000 was recognized in the fourth quarter of 2005.

Asset Quality

Nonaccrual loans were $1.3 million at September 30, 2006, compared with $1.3 million at December 31, 2005. Loans with balances totaling $1.3 million at September 30, 2006 and at December 31, 2005 were considered to be impaired. Total estimated impairments of $450,000 and $365,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The only impaired loan at September 30, 2006 was a commercial business loan for $1.3 million secured by inventory and equipment. The loan was restructured in 2004 and is performing in accordance with the restructured terms.

The Bank had no repossessed assets at September 30, 2006, compared with $101,000 at December 31, 2005. The decrease reflects the disposal of a commercial boat.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $46 million at September 30, 2006, of which approximately $34 million was unused.

At September 30, 2006, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2006. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2006.

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

That cost will be measured based on the fair value of the equity or liability instruments used. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. On April 21, 2005 the Securities and Exchange Commission issued a ruling extending the mandatory compliance date for Statement 123(R). Under the ruling public entities are required to apply Statement No. 123(R) at the beginning of 2006. The Company has thus far not adopted the provisions of FASB Statement No. 123(R), as the effects on the Company’s consolidated financial statements are insignificant.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In addition, our independent accountants, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008, must report on management's evaluation of its internal control over financial reporting. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended September 30, 2006, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2006, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                                                                        Alaska Pacific Bancshares, Inc.

November 13, 2006	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

November 13, 2006	/s/Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and role in the registrant’s internal control over financial reporting.

Date:  November 13, 2006                                                     /s/Craig E. Dahl
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

Date:  November 13, 2006                                               /s/Roger K. White
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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

          · The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

          · The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

November 13, 2006	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

         · The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

         · The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

November 13, 2006	/s/Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer