Form 10KSB
period 2006-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2007-03-30
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s revenues for the fiscal year were $13.2 million.

As of March 15, 2007, there were issued and outstanding 639,809 shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the Common Stock on March 15, 2007, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $16.3 million (639,809 shares at $25.40 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006 (Parts I and II)

2.	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I

Item 1. Description of Business

General

     Alaska Pacific Bancshares, Inc. (“Corporation”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999. At December 31, 2006, the Corporation had total assets of $178.9 million, total deposits of $145.2 million and stockholders’ equity of $17.7 million. The Corporation has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

     Alaska Pacific was founded as “Alaska Federal Savings and Loan Association of Juneau” in 1935 and changed its name to “Alaska Federal Savings Bank” in October 1993. In connection with the Conversion, Alaska Pacific changed its name from “Alaska Federal Savings Bank” to its current title. The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC currently insures the Bank’s deposits, which have been federally insured since 1937. The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

     Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Bank’s business consists primarily of attracting retail deposits from the general public and using those funds to originate one-to-four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial real estate loans.

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

     This information contained under the section captioned “Selected Consolidated Financial Information” is incorporated by reference from the 2006 Annual Report to Shareholders (“Annual Report”) which is included as Exhibit 13 to this Form 10-KSB.

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

Lending Activities

     General. At December 31, 2006, Alaska Pacific’s loan portfolio (excluding loans held for sale) amounted to $158.6 million, or 89% of total assets at that date. Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific’s loan portfolio as of the dates indicated.

(dollars in thousands) December 31,	2006			2005

	Amount	Percent	Amount	Percent

Real estate:
Permanent:
One-to-four-family	$44,072	27.79%	$49,425	32.36%
Multifamily	1,304	0.82	1,261	0.83
Commercial nonresidential	45,212	28.51	45,874	30.04

Total permanent	90,588	57.12	96,560	63.23
Land	6,359	4.01	3,952	2.59
Construction:
One-to-four-family	12,892	8.13	9,174	6.01
Multifamily	731	0.46	1,415	0.93
Commercial nonresidential	6,567	4.14	3,284	2.15

Total construction	20,190	12.73	13,873	9.09
Commercial business	18,268	11.52	19,134	12.53
Consumer:
Home equity	16,836	10.62	13,454	8.81
Boat	4,663	2.94	3,914	2.56
Automobile	738	0.46	696	0.46
Other	955	0.60	1,139	0.75

Total consumer	23,192	14.62	19,203	12.56

Total loans	158,597	100.00%	152,722	100.00%
Less:
Allowance for loan losses	1,666		1,448

Loans, net	$156,931		$151,274

     One-to-four-family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area. At December 31, 2006, $44.1 million, or 27.8%, of Alaska Pacific’s total loan portfolio consisted of these loans. Alaska Pacific originated $25.0 million and $20.6 million of one-to-four-family residential mortgage loans during the years ended December 31, 2006 and 2005, respectively.

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

     Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2006, $2.2 million, or 5.0%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased recently with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

     Alaska Pacific also originates one-to-four-family mortgage loans under Freddie Mac, the Federal Housing Administration, the Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, with servicing retained. This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See “-- Loan Originations, Sales and Purchases.”

     Alaska Pacific requires title insurance insuring the status of its lien on all loans where real estate is the primary source of security. Alaska Pacific also requires that fire and casualty insurance, and flood insurance where appropriate, be maintained in an amount at least equal to the outstanding loan balance.

     One-to-four-family residential mortgage loans may be made up to 80% of the appraised value of the security property without private mortgage insurance. Pursuant to underwriting guidelines adopted by the Board of Directors, Alaska Pacific can lend up to 97% of the appraised value of the property securing a one-to-four-family residential loan; however, Alaska Pacific generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

     To a lesser extent, Alaska Pacific originates loans secured by non-owner occupied residential properties that are sold to Freddie Mac.

     Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2006 and 2005, land loans amounted to $6.4 million and $4.0 million, respectively.

     Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property the value of which is insufficient to assure full repayment.

     Construction Lending. At December 31, 2006, construction loans amounted to $20.2 million, or 12.7% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area. This compares with $13.9 million, or 9.1% of the total loan portfolio at December 31, 2005. The increase is attributable to a steady demand for construction loans, both residential and commercial.

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

     Although construction lending affords Alaska Pacific the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one-to-four-family mortgage lending, construction lending is generally considered to involve a higher degree of risk than one-to-four-family mortgage lending. It is more difficult to evaluate construction loans than permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). Changes in the demand for new housing in the area and higher-than-anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, Alaska Pacific may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for new housing. The fact that in-process homes are difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require Alaska Pacific to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

     Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million. At December 31, 2006, all construction loans were performing according to the loan terms; the largest, for approximately $1.8 million, was for a residential development project.

     Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $100,000 to $2.5 million and at December 31, 2006 the largest loan totaled $2.7 million and was performing in accordance with its terms. At December 31, 2006, Alaska Pacific had $1.3 million of multifamily residential and $45.2 million of commercial real estate loans, or 0.8% and 28.5%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%. While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Oregon, and Utah.

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

     Multifamily residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multifamily residential and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on these loans typically is dependent on the successful operation of the real estate project. Supply and demand conditions in the market for office, retail and residential space can significantly affect these risks, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. Alaska Pacific reviews all commercial real estate loans in excess of $500,000 on an annual basis to ensure that the loan meets current underwriting standards.

     Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $74 million at December 31, 2006.

     Commercial Business Lending. At December 31, 2006, commercial business loans amounted to $18.3 million, or 11.5% of total loans. Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $36 million at December 31, 2006.

     Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate plus a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $100,000 and $1 million. At December 31, 2006, the largest commercial business loan was for $1.1 million and was secured by equipment and inventory. This loan was restructured in 2005 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2006.

     Alaska Pacific originates guaranteed loans through the Small Business Administration, the U.S. Department of Agriculture and the Alaska Industrial Development and Export Authority. Alaska Pacific has also worked with local municipal agencies, such as the Juneau Economic Development Council and the Cities of Sitka and Ketchikan in exploring participation or guaranty programs in each of these cities. Generally, Alaska Pacific receives guarantees of between 75% and 90% of the loan amount. In addition, Alaska Pacific has retained portions of commercial loans originated through participation programs with economic development agencies such as Alaska Industrial Development and Export Authority.

     Alaska Pacific also makes commercial loans secured by commercial charter boats and commercial fishing boats. These loans have ten- to 15-year terms with an interest rate that adjusts based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ship’s preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

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

     Consumer Lending. At December 31, 2006, consumer loans totaled $23.2 million, or 14.6% of total loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by airplanes, deposit accounts, and unsecured loans for personal or household purposes.

     The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2006, home equity loans totaled $16.8 million, or 10.6% of the total loan portfolio, compared to $13.5 million, or 8.8% of the total loan portfolio at December 31, 2005. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 15 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates.

     At December 31, 2006, consumer boat loans amounted to $4.7 million, or 2.9%, of the total loan portfolio compared to $3.9 million, or 2.6% of the total loan portfolio at December 31, 2005. Alaska Pacific offers boat loans with maturities of between five and 15 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $50,000 at fixed rates of interest and loans over $50,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 85% of the value and 75% on used boats, but in certain instances it will loan up to 100% of the value.

     At December 31, 2006, automobile loans amounted to $738,000, or 0.5%, of the total loan portfolio compared to $696,000, or 0.5% of the total loan portfolio at December 31, 2005. Alaska Pacific offers automobile loans with maturities of up to six years with fixed rates of interest. The origination of auto loans has declined in recent years as a result of dealer financing offered at below-market rates.

     Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $1.0 million, or 0.6%, of total loans at December 31, 2006, compared to $1.1 million, or 0.7% of total loans at December 31, 2005.

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

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

							After 1 Year

		After 1 Year	After 3 Years	After 5 Years				Adjust-
(in thousands)	Within	Through	Through	Through	Beyond		Fixed	able
December 31, 2006	1 Year	3 Years	5 Years	10 Years	10 Years	Total	Rates	Rates

Real estate:
Permanent:
One-to-four-
family	$3,059	$265	$1,467	$1,101	$38,180	$44,072	$38,788	$2,225
Multifamily	-	565	227	-	512	1,304	536	768
Commercial
nonresidential	895	2,817	1,372	6,404	33,724	45,212	1,923	42,394
Land	633	1,945	2,868	616	297	6,359	3,020	2,706
Construction:
One-to-four-
family	9,222	3,670	-	-	-	12,892	-	3,670
Multifamily	-	-	-	731	-	731	731	-
Commercial
nonresidential	2,690	1,160	1,489	-	1,228	6,567	-	3,877
Commercial
business	1,833	2,255	2,846	5,451	5,883	18,268	2,220	14,215
Consumer:
Home equity	405	130	765	5,067	10,469	16,836	13,682	2,749
Boat	473	62	240	1,493	2,395	4,663	3,053	1,137
Automobile	6	230	390	112	-	738	732	-
Other	106	108	157	122	462	955	618	231

Total	$19,322	$13,207	$11,821	$21,097	$93,150	$158,597	$65,303	$73,972

     Loan Solicitation and Processing. Alaska Pacific obtains its loan applicants from walk-in traffic, which is generated through media advertising and referrals from existing customers, from on-line loan applications through its web site, and through officer business development calls and activities. Local real estate agents refer a portion of Alaska Pacific’s mortgage loan applicants, and dealers refer some consumer loans, such as boat loans. Alaska Pacific requires title insurance on all of its mortgage loans. All mortgage loans require fire and extended coverage on appurtenant structures and flood insurance, if applicable.

     Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer, and the Chief Lending Officer each have authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio and up to the agency limit if the loan is to be sold in the secondary market, multifamily and commercial real estate loans up to and including $300,000, commercial business loans up to and including $300,000 ($100,000 if unsecured), and consumer loans up to and including $300,000 ($100,000 if unsecured). Alaska Pacific’s Senior Loan Committee, consisting of the Chief Executive Officer, Chief Credit Officer, Chief Lending Officer and a senior lending officer, must approve loans in excess of these amounts up to and including $750,000. The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An independent appraiser approved by Alaska Pacific and licensed or certified by the State of Alaska undertakes an appraisal of any real estate offered as collateral. Alaska Pacific promptly notifies applicants of the decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment.

     Alaska Pacific has an automated underwriting system for consumer loans, enabling expedited approval of consumer loans at any branch location. This system also enables processing of online loan applications from customers. In addition, Alaska Pacific also has a system for online loan applications for mortgage loans.

     Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2006, the loans-to-one-borrower limitation for Alaska Pacific was $2.8 million and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

     Loan Originations, Sales and Purchases. Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, and consumer loans.

     Alaska Pacific generally sells loans without recourse and with servicing retained. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2006, Alaska Pacific’s servicing portfolio was $102.6 million. For the year ended December 31, 2006, loan servicing fees totaled $260,000 before amortization of servicing rights.

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

     In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2006, these escrow balances totaled $740,000.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2006	2005

Loans originated:
Real estate:
Permanent:
One-to-four-family	$24,950	$20,603
Multifamily	560	-
Commercial nonresidential	8,017	22,206
Land	4,313	2,986
Construction:
One-to-four-family	12,628	13,792
Multifamily	273	2,894
Commercial nonresidential	5,333	597
Commercial business	14,258	17,604
Consumer:
Home equity	7,443	4,377
Boat	1,204	673
Automobile	381	570
Other	3,302	3,347

Total loans originated	82,662	89,649
Loans purchased	7,055	3,205
Loans sold	(18,534)	(10,648)
Foreclosed loans	(25)	(101)
Principal repayments and other changes	(67,295)	(66,422)

Net increase in loans and loans held for sale	$3,863	$15,683

     A portion of Alaska Pacific’s originations in 2006 and 2005 represent refinancing of loans originally made by Alaska Pacific and other lenders.

     Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2006, Alaska Pacific had $19.5 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. For additional information on loan commitments, see Note 13 of Notes to the Consolidated Financial Statements included in the Annual Report.

     Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.” Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $935,000 of net deferred loan fees at December 31, 2006.

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

(dollars in thousands) December 31,	2006	2005

Loans accounted for on a nonaccrual basis:
Commercial business	$-	$1,288
Consumer	-	11

Total	-	1,299
Accruing loans which are contractually past due 90
days or more	-	-

Total of nonaccrual and 90 days past due loans	-	1,299

Repossessed assets	-	101

Total nonperforming assets	$-	$1,400

Nonaccrual and 90 days or more past due loans as a
percentage of loans	-	0.85%

Nonaccrual and 90 days or more past due loans as a
percentage of total assets	-	0.73%

Nonperforming assets as a percentage of total assets	-	0.79%

     Gross interest income that would have been recorded for the year ended December 31, 2006 if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year was approximately $78,000, and the amount of interest income on these loans that was included in net income for the year was $76,000.

     Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2006, Alaska Pacific had no repossessed assets.

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

     At December 31, 2006 and 2005, the aggregate amounts of Alaska Pacific’s classified and special mention assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2006	2005

Loss	$-	$-
Doubtful	450	365
Substandard assets	2,770	3,040
Special mention	1,282	774

     At December 31, 2006 assets classified as substandard, doubtful or loss totaled $3.2 million compared to $3.4 million at December 31, 2005. Substandard and doubtful assets as of December 31, 2006 consisted of two commercial business loans totaling $1.3 million and three commercial real estate loans for $1.9 million. Management has estimated potential impairment of $450,000 for these loans in its assessment of the adequacy of the allowance for loan losses at December 31, 2006. The largest loan in the substandard classification at December 31, 2006 was a $1.1 million commercial business loan that was restructured in 2005 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2006. Also in the substandard classification at December 31, 2006 was a $1.1 million commercial real estate loan to the same borrower; this loan is well collateralized and paying as agreed. The largest component of classified assets at December 31, 2005 was $1.9 million in commercial real estate loans.

     Special mention loans of $1.3 million at December 31, 2006 consisted primarily of two commercial business loans totaling $1.1 million and four other loans totaling $228,000. Alaska Pacific believes these loans are adequately secured, but are being monitored carefully.

     Allowance for Loan Losses. Alaska Pacific maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios. The Asset Classification Committee reviews the following information:

· All loans classified during the previous analysis. Current information as to payment history, or actions taken to correct the deficiency are reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

· Past due loans. The committee reviews loans that are past due 30 days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have resulted in the delinquent status. The committee may recommend more aggressive collection activity, inspection of the collateral, or no change in its classification.

· Reports from Alaska Pacific’s managers. Lending managers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but has the potential for problems in the future. Each lending manager reviews their respective lending unit’s loans and identifies any that may have developing weaknesses.  This “self identification” process is an important component of maintaining credit quality, as each lender is accountable for monitoring as well as originating loans.

· Current economic conditions. Alaska Pacific takes into consideration economic conditions in its market area, the state’s economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of Alaska Pacific’s market area of Southeast Alaska requires that each community’s economic activity be reviewed.

· Trends in Alaska Pacific’s delinquencies. Alaska Pacific’s market area has seasonal trends and as a result, the portfolio tends to have similar fluctuations. Prior period statistics are reviewed and evaluated to determine if the current conditions exceed expected trends.

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

· One-to-four-family Residential - Alaska Pacific’s market area is comprised primarily of a population with above-average incomes and market conditions that have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably maintained, and marketing time to resell the property is relatively short.

· Multifamily Residential - There have been minimal losses taken in this segment of the portfolio, however, the rental market is very susceptible to the effects of an economic downturn. While Alaska Pacific monitors loan-to-value ratios, the conditions that would create a default and foreclosure would carry through to a new owner, which may require that Alaska Pacific discount the property or hold it until conditions improve.

· Commercial Real Estate - As with multifamily loans, the classification of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence.

· Construction Loans (Residential and Commercial) - There are a variety of risks in construction lending, increased in Alaska by a short building season, difficult building sites and construction delays attributable to delivery of materials. While Alaska Pacific has established construction loan policies and underwriting guidelines designed to mitigate the risk, there is still a higher risk of loss with these loans.

· Commercial Business Loans - These types of loans carry the highest degree of risk, relying on the ongoing success of the business to repay the loan. Collateral for commercial credits is often difficult to secure, and even more difficult to liquidate in the event of a default.

· Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and the credit history and capacity of the borrower. These loans tend to be smaller in principal amount and secured by second deeds of trust, automobiles, and pleasure boats. Loans for automobiles and pleasure boats generally experience higher than average wear in the Alaskan environment and hold a higher degree of risk of loss in the event of repossession.

     Management believes that the allowance for loan losses at December 31, 2006 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2006	2005

Allowance at beginning of period	$1,448	$1,380
Provision for loan losses	250	120
Charge-offs:
One- to- four family residential	-	-
Commercial business	-	(21)
Consumer:
Home equity	(11)	-
Boat	(24)	(43)

Total charge-offs	(35)	(64)
Recoveries:
Commercial business	1	-
Consumer:
Boat	2	10
Automobile	-	2

Total recoveries	3	12

Net charge-offs	(32)	(52)

Balance at end of period	$1,666	$1,448

Allowance for loan losses as a percentage of loans
outstanding at the end of the period	1.05%	0.95%
Net charge-offs as a percentage of average loans
outstanding during the period	0.02	0.04
Allowance for loan losses as a percentage of
nonperforming loans at end of period	NA	111.47

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,		2006			2005

			% of Loans			% of
		As a % of	in		As a % of	Loans in
		Outstanding	Category		Outstanding	Category
		Loans in	to Total		Loans in	to Total
(dollars in thousands)	Amount	Category	Loans	Amount	Category	Loans

Real estate:
Permanent:
One-to-four-family	$57	0.13%	27.79%	$57	0.12%	32.36%
Multifamily	3	0.26	0.82	5	0.40	0.83
Commercial nonresidential	328	0.73	28.51	267	0.58	30.04
Land	23	0.36	4.01	9	0.23	2.59
Construction:
One-to-four-family	7	0.05	8.13	6	0.07	6.01
Multifamily	1	0.05	0.46	1	0.07	0.93
Commercial nonresidential	3	0.05	4.14	2	0.06	2.15
Commercial	990	5.42	11.52	900	4.70	12.53
Consumer:
Home equity	106	0.63	10.62	98	0.73	8.81
Boat	145	3.10	2.94	94	2.40	2.56
Automobile	1	0.10	0.46	3	0.43	0.45
Other	2	0.22	0.60	6	0.53	0.74

Total allowance for loan losses	$1,666	1.05%	100.00%	$1,448	0.95%	100.00%

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

     The following table sets forth the composition of Alaska Pacific’s investment and mortgage-backed securities portfolios at the dates indicated.

December 31,		2006			2005

			Percent			Percent
	Fair	Amortized	of	Fair	Amortized	of
(dollars in thousands)	Value	Cost	Portfolio	Value	Cost	Portfolio

Mortgage-backed securities:
Fannie Mae	$4,141	$4,224	79.3%	$5,980	$6,079	80.1%
Freddie Mac	454	471	8.8	613	641	8.2
Ginnie Mae	558	500	9.4	731	639	9.8
U.S. agencies and corporations:
Small Business Administration
pools	135	134	2.5	140	141	1.9

Total investment securities
available for sale	$5,288	$5,329	100.0%	$7,464	$7,500	100.0%

     While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2006 and 2005, to allow flexibility in managing the portfolio.

     At December 31, 2006, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $135,000 and the portfolio of mortgage-backed securities had an estimated fair value of $5.2 million.

     At December 31, 2006, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $5.2 million. The mortgage-backed securities portfolio had coupon rates ranging from 4.4% to 9.0% and had a weighted average yield of 5.2% at December 31, 2006.

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

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment and mortgage-backed securities at December 31, 2006.

Final Maturity or Repricing within:

	One Year		After One Through		Over
	or Less		Five Years		Ten Years		Total

	Amor-	Weighted	Amor-	Weighted	Amor-	Weighted	Amor-	Weighted
(dollars in	tized	Average	tized	Average	tized	Average	tized	Average
thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Mortgage-backed
securities:
Fannie Mae	$1,671	5.1%	$535	3.8%	$2,018	4.5%	$4,224	4.6%
Freddie Mac	471	3.8	-	-	-	-	471	3.8
Ginnie Mae	50	3.6	-	-	450	12.2	500	11.3
U.S. agencies and
corporations:
Small Business
Administration
pools	134	6.4	-	-	-	-	134	6.4

Total investment
securities available
for sale	$2,326	4.9%	$535	3.8%	$2,468	5.9%	$5,329	5.2%

     Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

     As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle. The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances. The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2006. The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years. The yield on the FHLB of Seattle stock is normally paid through stock dividends that are subject to the discretion of the board of directors of the FHLB of Seattle. However, the FHLB of Seattle suspended the payment of dividends during the fourth quarter of 2004, and no dividends were paid during the years ended December 31, 2006 and 2005. Dividend payments have resumed, however, during the first quarter of 2007. Stock ownership in the FHLB of Seattle is expected to remain stable or increase in response to the Bank’s borrowing needs.

     At December 31, 2006, Alaska Pacific’s investment in the common stock of the FHLB of Seattle (carrying and fair values of $1.8 million) had an aggregate book value in excess of 10% of Alaska Pacific’s total equity.

     Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2006.

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

     Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific’s primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific’s deposit mix and pricing is generally reviewed weekly. Deposits from municipalities and other public entities were approximately $5 million at December 31, 2006.

     Alaska Pacific had approximately $6.0 million of brokered deposits at December 31, 2006 issued through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits. As such, Alaska Pacific utilizes such deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle.

     In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as the sole stockholder of the Bank. Substantially all of the Bank’s depositors are residents of the State of Alaska.

     The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2006.

Weighted
Average			Amount		Percentage
Interest	Original		(in thou-	Minimum	of Total
Rate	Term	Category	sands)	Balance	Deposits

0.00%	N/A	Noninterest-bearing	$25,010	$100	17.22%

0.35	N/A	Interest-bearing demand	30,629	100	21.09

3.09	N/A	Money market deposit accounts	23,738	100	16.35

0.75	N/A	Savings accounts	18,387	100	12.66

		Certificates of Deposit
1.66	Seven days	Fixed-rate	125	2,000	0.09

1.64	One month	Fixed-rate	13	2,000	0.01

1.98	Two months	Fixed-rate	1	2,000	0.01
4.15	Three months	Fixed-rate	2,974	2,000	2.05
3.78	Six months	Fixed-rate	3,591	2,000	2.47
3.67	Nine months	Fixed-rate	87	2,000	0.06
4.35	One year	Fixed-rate	13,554	2,000	9.33
3.99	18 months	Fixed-rate	875	2,000	0.60
4.05	Two years	Fixed-rate	4,457	2,000	3.07
4.57	Three years	Fixed-rate	1,833	2,000	1.26
3.10	Four years	Fixed-rate	242	2,000	0.17
4.02	Five years	Fixed-rate	4,498	2,000	3.10
5.19	Various specials	Fixed-rate	8,494	5,000	5.85
4.18	Gold minor one
	year	Fixed-rate	2,046	500	1.41
8.00	Deferred Comp
	one year	Fixed-rate	1,090	2,000	0.75
3.96	One year	Variable-rate	938	2,000	0.65
3.97	2-1/2 years	Variable-rate	2,619	2,000	1.80

2.13%		TOTAL	$145,201		100.00%

     The following table indicates the amount of Alaska Pacific’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2006. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates of
Deposit
Maturity Period	(in thousands)

Three months or less	$4,629
Over three through six months	2,126
Over six through twelve months	2,694
Over twelve months	2,632

Total	$12,081

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,		2006		2005

		Percent of	Increase		Percent of
	Amount	Total	(Decrease)	Amount	Total

Noninterest-bearing demand accounts	$25,010	17.22%	$(806)	$25,816	17.60%
Interest-bearing demand accounts	30,629	21.09	482	30,147	20.56
Money market deposit accounts	23,738	16.35	(3,710)	27,448	18.72
Savings accounts	18,387	12.66	(2,199)	20,586	14.04
Fixed-rate certificates which mature :
Within 1 year	32,863	22.63	3,201	29,662	20.23
After 1 year, but within 2 years	5,295	3.65	867	4,428	3.02
After 2 years, but within 5 years	4,632	3.19	(304)	4,936	3.37
Variable-rate certificates which
mature:
Within 1 year	2,267	1.56	324	1,943	1.32
After 1 year, but within 2 years	1,043	0.72	(261)	1,304	0.89
After 2 years, but within 5 years	1,337	0.93	957	380	0.25

Total	$145,201	100.00%	$(1,449)	$146,650	100.00%

Time Deposits by Rates

     The following table sets forth the time deposits in Alaska Pacific classified by rates at the dates indicated.

(In thousands) December 31,	2006	2005

1.00 - 1.99%	$150	$3,837
2.00 - 2.99%	1,291	11,510
3.00 - 3.99%	16,313	14,981
4.00 - 4.99%	14,918	10,688
5.00 - 5.99%	13,550	517
6.00 - 6.99%	125	76
7.00% and over	1,090	1,044

Total	$47,437	$42,653

Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at December 31, 2006.

			Amount Due

		Over 1 And	Over 2 And		Over 3 And
	Less Than	Less Than	Less Than		Less Than	Over
(dollars in thousands)	1 Year	2 Years	3 Years		4 Years	4 Years	Total

1.00 - 1.99%	$150	$-	$-		$-	$-	$150
2.00 - 2.99%	1,129	162	-		-	-	1,291
3.00 - 3.99%	13,063	2,303	947		-	-	16,313
4.00 - 4.99%	10,309	2,032	1,158		1,171	248	14,918
5.00 - 5.99%	10,354	1,841	806		-	549	13,550
6.00 - 6.99%	125	-	-		-	-	125
7.00% and over	-	-	-		-	1,090	1,090

Total	$35,130	$6,338	$2,911		$1,171	$1,887	$47,437

			- 22	-

Deposit Activities and Other Sources of Funds

     The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2006	2005

Beginning balance	$146,650	$137,784

Net deposits (withdrawals) before interest
credited	(4,107)	7,260
Interest credited	2,658	1,606

Net increase (decrease) in deposits	(1,449)	8,866

Ending balance	$145,201	$146,650

     Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2006, Alaska Pacific had a borrowing capacity of approximately $44.7 million with the FHLB of Seattle, of which $30.7 million was unused compared with $44.3 million and $32.3 million, respectively, at December 31, 2005.

     The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2006	2005

Advances:
Maximum amount of borrowings outstanding
during the year at any month end	$18,952	$14,095
Average outstanding during the year	13,729	10,393
Balance outstanding at end of year	14,062	12,048

Approximate weighted average rate paid:
Average during the year	5.27%	4.84%
At end of year	5.43	4.87

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

     The OTS regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the Deposit Insurance Fund. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Bank and its operations

Regulation and Supervision of Savings Institutions

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2006, the Bank's lending limit under this restriction was $2.8 million and, at that date, the Bank had no loans to one borrower exceeding this amount.

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

     All savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries. The Bank’s OTS assessment for the year ended December 31, 2006 was $59,000.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2006, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended late in 2004. For the years ended December 31, 2006 and 2005, Alaska Pacific received no dividends, although dividend payments have resumed in the first quarter of 2007.

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

     Federal Deposit Insurance Corporation. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

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

     The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act"), which was enacted in 2006, revised the laws governing the federal deposit insurance system. The Reform Act merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

     Major provisions in the legislation include:

· merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

· maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

· providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

· providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

· requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and

· Provides for a new risk-based assessment system and allows the FDIC to establish separate risk-based assessment systems for large and small members of the Deposit Insurance Fund.

     On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors – supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits. Applying this range of assessments to the Bank’s deposits at December 31, 2006 results in an annual assessment of approximately $73,000 to $102,000.

     The new assessment rates were effective at the beginning of 2007. However, the Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management does not believe it is possible at this time to reliably estimate the net assessment cost, if any, that may be imposed on the Bank. There are a number of uncertain factors that could affect the assessment rate that the FDIC will decide to apply to the Bank and the actual assessment credit that will be available to the Bank in 2007.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2006, the Bank had tangible capital of $17.2 million, or 9.66% of adjusted total assets, which is approximately $14.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2006, the Bank had core capital equal to $17.2 million, or 9.66% of adjusted total assets, which is $10.1 million above the minimum requirement of 4% in effect on that date.

     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At December 31, 2006, the Bank had Tier 1 risk-based capital of $17.2 million, or 12.44% of risk-weighted assets, which is approximately $11.7 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

     On December 31, 2006, the Bank had total risk-based capital of $18.4 million and risk-weighted assets of $138.4 million, or total capital of 13.32% of risk-weighted assets. This amount was $7.4 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risk-based capital ratio, or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

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

     Qualified Thrift Lender Test. All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2006, the Bank met the test, with a ratio of 80.53% .

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

     Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Alaska Pacific, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Corporation in accordance with this general authority.

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

     Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Corporation and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors incompliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities that such person’s control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2006, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

     Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

     Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

     Activities Restrictions. The Corporation and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

     If the Bank fails the qualified thrift lender test, the Corporation must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Regulation and Supervision of Savings Institutions - Qualified Thrift Lender Test."

     Mergers and Acquisitions. The Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Corporation and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

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

Subsidiary Activities

As of December 31, 2006, Alaska Pacific did not own any active subsidiaries.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Corporation and the Bank are as follows:

	Age at
	December 31,		Position

Name	2006	Corporation	Bank

Craig E. Dahl	57	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Roger K. White	56	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	59	--	Senior Vice President and
			Chief Credit Officer

Christopher P. Bourque	55	--	Senior Vice President and
			Chief Operating Officer

Leslie Dahl	47	--	Senior Vice President and
			Chief Lending Officer

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

     Craig E. Dahl joined the Bank in 1992 and has served as President and Chief Executive Officer of the Bank since 1996 and as President and Chief Executive Officer of the Corporation since its formation in 1999. Prior to joining the Bank, he was President of the B.M. Behrends Bank in Juneau, Alaska. Mr. Dahl and Leslie Dahl, the Bank’s Senior Vice President and Chief Lending Officer, are married to each other.

     Roger K. White joined the Bank in 1995 and has served in his current position at the Bank since that time and as Senior Vice President, Chief Financial Officer and Secretary of the Corporation since its formation in 1999.

     John E. Robertson joined the Bank in December 2002. Mr. Robertson previously held the position of Senior Relationship Manager at ABN Amro Bank from 1995 until 2002.

     Christopher P. Bourque joined the Bank in June 2003 and has served as Senior Vice President and Chief Operating Officer since April 2006. Mr. Bourque previously held the position of Senior Vice President of Operations at Mount McKinley Bank in Fairbanks, Alaska from 1992 until 2003.

     Leslie Dahl joined the Bank in February 2000 and has served as Senior Vice President and Chief Lending Officer since April 2006. Ms. Dahl and Craig E. Dahl, the Corporation’s and the Bank’s President and Chief Executive Officer, are married to each other.

Personnel

     As of December 31, 2006, the Bank had 64 full-time and seven part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

     Alaska Pacific’s market share is approximately 13% of deposits in Southeast Alaska, but the total market in this calculation includes credit unions only for those based in Southeast Alaska. If one were to include state-wide credit unions as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less. Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 46%. Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 2. Description of Property

     The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2006.

	Year	Square	Deposits
Location	Opened	Footage	(in thousands)

Main Office:
Nugget Mall Office (1)	1984	16,000	$74,418
2094 Jordan Avenue
Juneau, Alaska 99801
Branch Offices:
301 N. Franklin Street	1960	6,268	30,393
Juneau, Alaska 99801
410 Mission Street (2)	1974	2,300	12,853
Ketchikan, Alaska 99901
2442 Tongass Avenue (3)	1997	1,550	7,217
Ketchikan, Alaska 99901
315 Lincoln Street (4)	1978	2,032	20,320
Sitka, Alaska 99835

(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in February 2008, with option to renew for two consecutive five-year terms.
(3)	Lease expires in November 2007, with two six-month options to renew.
(4)	Lease expires in December 2013, with option to renew for two consecutive five-year terms.

     Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah. At December 31, 2006, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $3.5 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

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

Issuer Purchases of Equity Securities

     During the fourth quarter of the year ended December 31, 2006, the Corporation had no purchases of its Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

     Independent Auditors Report on Consolidated Financial Statements for the years ended December 31, 2006 and 2005*

(a)	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005*
(b)	Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005*
(c)	Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2006 and 2005*
(d)	Consolidated Statements of Cash Flows For the Years Ended December 31, 2006 and 2005*
(e)	Notes to Consolidated Financial Statements*

*	Contained in the Annual Report included as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

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

     (b) Changes in Internal Controls: In the year ended December 31, 2006, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 8B. Other Information

     There was no information to be disclosed by the Corporation in a report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned “Proposal I -- Election of Directors” in the Corporation’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference. For information regarding the executive officers of the Corporation, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

     The Audit Committee consisting of Directors Milner (Chairman), Grant, Grummett and McDowell is responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Corporation’s independent auditors. The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined in the SEC’s Regulation S-B, by the Bank’s Board of Directors. Although the Corporation is not listed on Nasdaq, its Board of Directors has chosen to apply the definition of “independent “under the Nasdaq rules, as permitted by the SEC’s Regulation S-B. Using this definition, the Board has determined that Director Milner is independent.

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

Shareholder Recommendations for Board Nominations

     No material changes have been made to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors. See the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Committees and Committee Charters" and "Stockholder Proposals" in the Proxy Statement, which are incorporated herein by reference.

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

(d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation’s equity compensation plans as of December 31, 2006.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants, and rights	reflected in column (a))

Equity compensation plans
approved by security
holders
Option plan	46,905	$10.14	-

Equity compensation plans
not approved by security
holders	-		-

Total	46,905		-

Item 12. Certain Relationships and Related Transactions, and Director Independence

     The information required by this item is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Related Party Transactions" and “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance –Director Independence" in the Proxy Statement.

Item 13. Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

	3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)

	10.1	Employment Agreement with Craig E. Dahl (3)

	10.2	Severance Agreement with Roger K. White (3)

	10.3	Severance Agreement with Thomas C. Sullivan (3)

	10.4	Severance Agreement with Cheryl A. Crawford (3)

	10.5	Severance Agreement with Tammi L. Knight (3)

	10.6	Severance Agreement with John E. Robertson (5)

	10.7	Severance Agreement with Leslie D. Dahl (5)

	10.8	Severance Agreement with Christopher P. Bourque (5)

	10.9	Alaska Federal Savings Bank 401(k) Plan (1)

	10.10	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)

	10.11	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)

	10.12	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)

	10.13	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)

	13	Annual Report to Stockholders

	14	Code of Ethics (7)

	21	Subsidiaries of the Registrant

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

Item 14. Principal Accountant Fees and Services

     The information set forth under the section captioned “Proposal II -- Approval of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 2007, on its behalf by the undersigned, thereunto duly authorized.

ALASKA PACIFIC BANCSHARES, INC.

/s/ Craig E. Dahl Craig E. Dahl President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2007 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl                                                               /s/ Roger K. White
Craig E. Dahl                                                                   Roger K. White
President and Chief Executive Officer                               Senior Vice President, Chief Financial Officer
(Principal Executive Officer)                                                  and Secretary
                                                                                       (Principal Financial and Accounting Officer)

/s/ Roger Grummett	/s/ BethAnn Chapman

Roger Grummett	BethAnn Chapman
Chairman of the Board and Director	Director

/s/ Hugh N. Grant	/s/ Deborah R. Marshall

Hugh N. Grant	Deborah R. Marshall
Director	Director

/s/ Eric McDowell	/s/ Scott C. Milner

Eric McDowell	Scott C. Milner
Director	Director

/s/ Marta Ryman	/s/ William J. Schmitz

Marta Ryman	William J. Schmitz
Director	Director

39

Exhibit Index

Exhibit No.	Description

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 13

Annual Report to Stockholders

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

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statement No. 333-58798 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated March 27, 2007, with respect to the consolidated balance sheets of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended, which appear in the December 31, 2006, annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ Moss Adams LLP Spokane, Washington March 27, 2007

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

Date:      March 28, 2007                                                /s/Craig E. Dahl
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

Date:    March 28, 2007                                                  /s/Roger K. White
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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Corporation’s Annual Report on Form 10-KSB, I hereby certify that:

            · The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

            · The information contained in the report fairly presents, in all material respects, the Corporation’s financial condition and results of operations.

March 28, 2007	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Corporation’s Annual Report on Form 10-KSB, I hereby certify that:

          · The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

          · The information contained in the report fairly presents, in all material respects, the Corporation’s financial condition and results of operations.

March 28, 2007	/s/ Roger K. White
Date	Roger K. White
Senior Vice President and
Chief Financial Officer