Form 10QSB
period 2007-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2007-05-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ___     No __X__

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                641,609 shares outstanding on May 1, 2007

Transitional Small Business Disclosure Format (check one):  Yes    ___     No __X__

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2007	2006

Assets
Cash and due from banks	$6,842	$6,840
Interest-earning deposits in banks	423	1,739

Total cash and cash equivalents	7,265	8,579
Investment securities available for sale, at fair value (amortized cost:
March 31, 2007 - $4,924; December 31, 2006 - $5,329)	4,896	5,288
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	121	519
Loans	157,794	158,597
Less allowance for loan losses	1,693	1,666

Loans, net	156,101	156,931
Accrued interest receivable	800	927
Premises and equipment, net	3,565	3,537
Other assets	1,352	1,358

Total Assets	$175,884	$178,923

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$20,814	$25,010
Interest-bearing demand	28,870	30,629
Money market	24,292	23,738
Savings	17,526	18,387
Certificates of deposit	50,795	47,437

Total deposits	142,297	145,201
Federal Home Loan Bank advances	13,040	14,062
Advances from borrowers for taxes and insurance	1,365	740
Accounts payable and accrued expenses	364	520
Accrued interest payable	767	607
Other liabilities	174	88

Total liabilities	158,007	161,218
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 641,609 shares outstanding at March 31,
2007 and 639,809 shares outstanding at December 31, 2006)	7	7
Additional paid-in capital	5,991	5996
Treasury stock	(171)	(193)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(84)	(84)
Retained earnings	12,151	12,004
Accumulated other comprehensive loss	(17)	(25)

Total shareholders’ equity	17,877	17,705

Total Liabilities and Shareholders’ Equity	$175,884	$178,923

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share data)	2007	2006

Interest Income
Loans	$3,048	$2,708
Investment securities	70	79
Interest-bearing deposits with banks	12	11

Total interest income	3,130	2,798
Interest Expense
Deposits	758	563
Federal Home Loan Bank advances	239	174

Total interest expense	997	737

Net Interest Income	2,133	2,061
Provision for loan losses	45	75

Net interest income after provision for	2,088	1,986
loan losses
Noninterest Income
Mortgage servicing income	42	44
Service charges on deposit accounts	156	156
Other service charges and fees	39	51
Gain on sale of loans	91	53

Total noninterest income	328	304
Noninterest Expense
Compensation and benefits	1,227	1,178
Occupancy and equipment	359	351
Data processing	64	65
Professional and consulting fees	70	48
Marketing and public relations	76	55
Repossessed property expense, net	-	4
Branch closure costs	-	113
Other	278	267

Total noninterest expense	2,074	2,081

Income before income tax	342	209
Income tax	137	84

Net Income	$205	$125

Earnings per share:
Basic	$.32	$.20
Diluted	.31	.19
Cash dividends per share	.09	.08

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2007		2006

Operating Activities
Net income	$205	$	125
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45		75
Depreciation and amortization	96		80
Amortization of fees, discounts, and premiums, net	(89)		(56)
Deferred income tax expense	15		13
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	398		2,391
Accrued interest receivable	127		(14)
Other assets	1		(34)
Advances from borrowers for taxes and insurance	625		394
Accrued interest payable	160		184
Accounts payable and accrued expenses	(156)		(44)
Other liabilities	71		(78)

Net cash provided by operating activities	1,498		3,036
Investing Activities
Maturities and principal repayments of investment securities available for sale	402		654
Loan originations, net of principal repayments	877		(887)
Proceeds from sale of repossessed assets	-		41
Purchase of premises and equipment	(124)		(476)

Net cash provided by (used in) investing activities	1,155		(668)
Financing Activities
Exercise of stock options	17		8
Net increase (decrease) in Federal Home Loan Bank advances	(1,022)		478
Net decrease in demand and savings deposits	(6,262)		(4,181)
Net increase (decrease) in certificates of deposit	3,358		(2,357)
Cash dividends paid	(58)		(49)

Net cash used in financing activities	(3,967)		(6,101)

Decrease in cash and cash equivalents	(1,314)		(3,733)
Cash and cash equivalents at beginning of period	8,579		9,913

Cash and cash equivalents at end of period	$7,265	$	6,180

Supplemental information:
Cash paid for interest	$837		$553
Cash paid for income taxes	230		465
Loan repossessions	-		25
Net change in unrealized gain (loss) on securities available for sale, net of tax	8		(22)
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report to Stockholders filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2007 and 2006, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At March 31, 2007, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2007:

(dollars in thousands)

Tangible Capital:
Actual	$17,466	9.88%
Required	2,652	1.50

Excess	$14,814	8.38%

Core Capital:
Actual	$17,466	9.88%
Required	7,071	4.00

Excess	$10,395	5.88%

Total Risk-Based Capital:
Actual	$18,679	13.65%
Required	10,949	8.00

Excess	$7,730	5.65%

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

Three Months
Ended March 31,		2007			2006

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$205,000	655,415		$125,000	655,415
Treasury stock		(14,706)			(27,411)
Unearned ESOP shares		(8,412)			(13,062)

Basic EPS	205,000	632,297	$0.32	125,000	614,942	$0.20
Incremental shares
under stock option
plan		27,995			30,249

Diluted EPS	$205,000	660,292	$0.31	$125,000	645,191	$0.19

Note 4 – Income Taxes

In July 2006, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company.

Note 5 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months Ended March 31,

(in thousands)	2007	2006

Net income	$205	$125
Other comprehensive income (loss)	7	(22)

Comprehensive income	$212	$103

Note 6 – Impaired Loans

Impaired loans were $1,162,000 and $1,130,000 at March 31, 2006 and December 31, 2006, respectively. Estimated impairments of $480,000 and $450,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at March 31, 2007 and December 31, 2006.

Note 7 – Commitments

Commitments to extend credit, including lines of credit, total $12,157,000 and $12,543,000 at March 31, 2007 and December 31, 2006, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $9,086,000 and $6,986,000 at March 31, 2007 and December 31, 2006, respectively. These amounts are excluded from loan balances.

Note 8 – Branch Office Closures

In January 2006 the Bank closed its offices in Hoonah and Yakutat, Alaska. The Bank continues to serve customers in these two communities, each with a population of less than 1,000, through its five other offices in Southeast Alaska, on-line banking and bill payment services, toll-free telephone banking, and traditional bank-by-mail services.

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

Financial Condition

Total assets of the Company at March 31, 2007 were $175.9 million, a decrease of $3.0 million, or 1.7%, from $178.9 million at December 31, 2006. The small net change is characterized primarily by decreases in cash and cash equivalents and loans.

Loans (excluding loans held for sale) were $157.8 million at March 31, 2007, a small net decrease from $158.6 million at December 31, 2006. Growth in the first quarter was primarily in construction loans ($1.8 million, or 8.7%), commercial business loans ($1.4 million, or 7.5%), and home equity loans ($417,000, or 2.5%), largely offset by a decrease in commercial nonresidential real estate loans ($4.4 million, or 9.7%) .

Loans are summarized by category in the following table:

	March 31,	December 31,
(in thousands)	2007	2006

Real estate:
Permanent:
One- to four-family	$44,360	$44,072
Multifamily	1,292	1,304
Commercial nonresidential	40,821	45,212
Land	6,223	6,359

Total permanent real estate	92,696	96,947
Construction:
One- to four-family	13,672	12,892
Multifamily	1,297	731
Commercial nonresidential	6,976	6,567

Total construction	21,945	20,190
Commercial business	19,639	18,268
Consumer:
Home equity	17,253	16,836
Boat	4,558	4,663
Automobile	857	738
Other	846	955

Total consumer	23,514	23,192

Loans	$157,794	$158,597

Loans held for sale	$121	$519

Deposits decreased $2.9 million, or 2.0%, to $142.3 million at March 31, 2007, compared with $145.2 million at December 31, 2006. “Core” demand and savings deposits, excluding certificates of deposits, decreased a more significant $6.3 million, or 6.4%, to $91.5 million at March 31, 2007 from $97.8 million at December 31, 2006. The decrease in core deposits reflects a seasonal decline, at least in part, but also appears to reflect a cyclical trend wherein many banks, including Alaska Pacific, find it more difficult to attract additional funds into these lower-cost deposits.

As a result of lower “core” deposits, the Bank has been more aggressive in pricing certificates of deposit in its local markets and has used “CDARS” deposits as a supplemental source of funds. These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are often less expensive than other brokered deposits. The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”).

Included in certificates of deposit were CDARS deposits of $9.0 million at March 31, 2007 and $6.0 million at December 31, 2006.

Results of Operations

Net Income. Net income for the first quarter of 2007 was $205,000 ($.31 per diluted share) compared to $125,000 ($.19 per diluted share) for the first quarter of 2006. However, the year-to-year comparison is affected by the cost of closing two branch offices, amounting to $113,000 ($68,000 net of tax) in the first quarter of 2006. Excluding this cost, net income for the first quarter of 2006 would have been $193,000 ($.30 per diluted share).

For purposes of comparison, income might be separated into major components as follows:

			Income
			Increase
(in thousands) Three months ended March 31,	2007	2006	(Decrease)

Net interest income	$2,133	$2,061	$72
Noninterest income, excluding gains on sale of loans	237	251	(14)
Gain on sale of loans	91	53	38
Provision for loan losses	(45)	(75)	30
Noninterest expense, excluding branch closure costs	(2,074)	(1,968)	(106)

Income before income tax and branch closure costs	342	322	20
Income tax	(137)	(129)	(8)

Net income before branch closure costs	205	193	12
Branch closure costs, net of income tax	-	(68)	68

Net income	$205	$125	$80

Net Interest Income. Net interest income for the first quarter of 2007 increased $72,000 (3.5%) compared with the first quarter of 2006. The net interest margin on average interest-earning assets was 5.12% in the first quarter of 2007 compared with 5.02% for the first quarter of 2006.

The increase in net interest income was primarily attributable to growth in loans coupled with improved yields on loans and other earning assets. Average loans increased $4.7 million (3.0%) for the first quarter of 2007 compared with the first quarter of 2006. At the same time, the overall yield on total earning assets increased 70 basis points (“bp”) to 7.51% from 6.81% . For loans, by far the largest component of earning assets, the yield increased 65 bp to 7.67% from 7.02% . Despite a gradually increasing proportion of higher-cost certificates of deposit and FHLB advances on the liability side of the balance sheet, the spread between the yield on average interest-earning assets and the average cost of interest-bearing liabilities decreased only 3 bp to 4.55% from 4.58%, comparing the first quarter of 2007 and 2006, respectively.

Provision for Loan Losses. The provisions for loan losses for the first quarter of 2007 decreased to $45,000 compared with $75,000 for the first quarter of 2006. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs for the first quarter of 2007 were $18,000 compared with $17,000 for the first quarter of 2006.

Noninterest Income. Excluding gains on sale of loans, noninterest income for the first quarter of 2007 decreased $14,000 (5.6%) to $237,000 compared with $251,000 for the first quarter of 2006, primarily in service charges and fees other than those on deposit accounts.

Gains on sale of loans increased $38,000 to $91,000 in the first quarter of 2007 compared with $53,000 in the first quarter of 2006. The increase reflects improvements in mortgage loan production as well as expansion of the product line to serve more customers.

Noninterest Expense. Noninterest expense for the first quarter of 2007 increased $106,000 (5.4%) from the first quarter of 2006 (excluding branch closure costs in 2006). The increase primarily reflects normal increases in compensation and other operating expenses.

Noninterest expense for the first quarter of 2006 included $113,000 for the costs of closing the Bank’s two smallest offices in Hoonah and Yakutat, Alaska.

Asset Quality

Nonaccrual loans were $941,000 at March 31, 2007, compared with zero at December 31, 2006. Approximately $888,000 of this total represented loans to one commercial borrower. The loans are considered well collateralized and carry a government guarantee of approximately $572,000.

Loans with balances totaling $1.2 million at March 31, 2007 and $1.1 million at December 31, 2006 were considered to be impaired. Total estimated impairments of $480,000 and $450,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at March 31, 2007 was a commercial business loan for $1.1 million secured by inventory and equipment. The loan was restructured in 2004 and is performing in accordance with the restructured terms.

The Bank had no repossessed assets at March 31, 2007 or December 31, 2006.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-QSB.

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $44 million at March 31, 2007, of which approximately $31 million was unused.

At March 31, 2007, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2007. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin (“SAB”) No. 108,

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 and has found there to be no material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, that permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Bank on January 1, 2008. The Company is currently evaluating the impact of adoption of SFAS No. 159.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls: In the quarter ended March 31, 2007, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.		OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2007, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                                                                Alaska Pacific Bancshares, Inc.

May 14, 2007 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

May 14, 2007 Date	/s/Roger K. White Roger K. White Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:	May 14, 2007	/s/Craig E. Dahl
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

Date:	May 14, 2007	/s/Roger K. White
Roger K. White
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

·	The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

May 14, 2007 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify that:

·	The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

May 14, 2007 Date	/s/Roger K. White Roger K. White Senior Vice President and Chief Financial Officer