Form 10QSB
period 2007-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2007-08-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

               641,609 shares outstanding on August 1, 2007

Transitional Small Business Disclosure Format (check one):  Yes ____ No    X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands)	June 30, 2007	December 31, 2006
Assets		
Cash and due from banks	$ 11,785	$ 6,840
Interest-earning deposits in banks	1,760	1,739
Total cash and cash equivalents	13,545	8,579
Investment securities available for sale, at fair value (amortized cost: June 30, 2007 - $4,606; December 31, 2006 - $5,329)	4,535	5,288
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	687	519
Loans	163,290	158,597
Less allowance for loan losses	1,738	1,666
Loans, net	161,552	156,931
Accrued interest receivable	798	927
Premises and equipment, net	3,589	3,537
Other assets	2,361	1,358
Total Assets	$188,851	$178,923
Liabilities and Shareholders' Equity		
Deposits:		
Noninterest-bearing demand	$ 27,275	$ 25,010
Interest-bearing demand	35,174	30,629
Money market	24,111	23,738
Savings	16,490	18,387
Certificates of deposit	46,337	47,437
Total deposits	149,387	145,201
Federal Home Loan Bank advances	18,119	14,062
Advances from borrowers for taxes and insurance	1,888	740
Accounts payable and accrued expenses	504	520
Accrued interest payable	683	607
Other liabilities	202	88
Total liabilities	170,783	161,218
Shareholders' Equity:		
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 641,609 shares outstanding at June 30, 2007 and 639,809 shares outstanding at December 31, 2006)	7	7
Additional paid-in capital	5,991	5,996
Treasury stock	(171)	(193)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(84)	(84)
Retained earnings	12,368	12,004
Accumulated other comprehensive loss	(43)	(25)
Total shareholders' equity	18,068	17,705
Total Liabilities and Shareholders' Equity	$188,851	$178,923

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	
(in thousands, except per share data)	2007	2006	2007	2006
Interest Income				
Loans	$3,232	$2,782	$6,280	$5,490
Investment securities	67	81	137	160
Interest-bearing deposits with banks	11	12	23	23
Total interest income	3,310	2,875	6,440	5,673
Interest Expense				
Deposits	776	589	1,534	1,152
Federal Home Loan Bank advances	249	223	488	397
Total interest expense	1,025	812	2,022	1,549
Net Interest Income	2,285	2,063	4,418	4,124
Provision for loan losses	45	75	90	150
Net interest income after provision for loan losses	2,240	1,988	4,328	3,974
Noninterest Income				
Mortgage servicing income	41	35	83	79
Service charges on deposit accounts	165	183	321	339
Other service charges and fees	52	47	91	98
Mortgage banking income	77	27	168	80
Total noninterest income	335	292	663	596
Noninterest Expense				
Compensation and benefits	1,254	1,116	2,481	2,294
Occupancy and equipment	361	327	720	678
Data processing	61	61	125	126
Professional and consulting fees	61	86	131	134
Marketing and public relations	75	97	151	152
Repossessed property expense, net	-	-	-	4
Branch closure costs	-	-	-	113
Other	320	247	598	514
Total noninterest expense	2,132	1,934	4,206	4,015
Income before income tax	443	346	785	555
Income tax	162	138	299	222
Net Income	$ 281	$ 208	$ 486	$ 333
Earnings per share:				
Basic	$ .44	$ .34	$ .77	$ .54
Diluted	.43	.32	.74	.52
Cash dividends per share	.10	.09	.19	.17

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Operating Activities		
Net income	$ 486	$ 333
Adjustments to reconcile net income to net cash provided by operating activities:		
Provision for loan losses	90	150
Depreciation and amortization	195	157
Amortization of fees, discounts, and premiums, net	(166)	(94)
Deferred income tax expense	31	13
Cash provided by (used in) changes in operating assets and liabilities:		
Loans held for sale	(168)	2,066
Accrued interest receivable	129	38
Other assets	(991)	(604)
Advances from borrowers for taxes and insurance	1,148	927
Accrued interest payable	76	209
Accounts payable and accrued expenses	(16)	86
Other liabilities	83	43
Net cash provided by operating activities	897	3,324
Investing Activities		
Maturities and principal repayments of investment securities available for sale	716	1,227
Loan originations, net of principal repayments	(4,538)	(1,013)
Proceeds from sale of repossessed assets	-	126
Purchase of premises and equipment	(247)	(1,149)
Net cash used in investing activities	(4,069)	(809)
Financing Activities		
Exercise of stock options	17	110
Net increase (decrease) in Federal Home Loan Bank advances	4,057	1,557
Net increase (decrease) in demand and savings deposits	5,286	(6,306)
Net increase (decrease) in certificates of deposit	(1,100)	503
Cash dividends paid	(122)	(106)
Net cash provided by (used in) financing activities	8,138	(4,242)
Increase (decrease) in cash and cash equivalents	4,966	(1,727)
Cash and cash equivalents at beginning of period	8,579	9,913
Cash and cash equivalents at end of period	$13,545	$8,186
Supplemental information:		
Cash paid for interest	$1,946	$1,340
Cash paid for income taxes	700	794
Loan repossessions	-	25
Net change in unrealized gain (loss) on securities available for sale, net of tax	(18)	(57)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report to Stockholders filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2007 and 2006, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform with the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At June 30, 2007, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2007:

Note 3 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock and unallocated and not yet committed to be released ESOP shares (“unearned ESOP shares”). Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from stock options, determined by the treasury stock method.

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

Note 5 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

Note 6 – Impaired Loans

Impaired loans were $1,220,000 and $1,130,000 at June 30, 2007 and December 31, 2006, respectively. Estimated impairments of $519,000 and $450,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at June 30, 2007 and December 31, 2006.

Note 7 – Commitments

Commitments to extend credit, including lines of credit, total $9,934,000 and $12,543,000 at June 30, 2007 and December 31, 2006, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $11,382,000 and $6,986,000 at June 30, 2007 and December 31, 2006, respectively. These amounts are excluded from loan balances.

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

Financial Condition

Total assets of the Company at June 30, 2007 were $188.9 million, an increase of $10.0 million, or 5.6%, from $178.9 million at December 31, 2006. The increase is characterized primarily by an increase in loans and a temporary increase in cash and cash equivalents.

Loans (excluding loans held for sale) were $163.3 million at June 30, 2007, a $4.7 million, or 3.0%, increase from $158.6 million at December 31, 2006. Growth in the first half of 2007 was primarily in construction loans ($5.1 million, or 25.2%), commercial business loans ($3.4 million, or 18.6%), and home equity loans ($2.2 million, or 13.3%), partially offset by decreases in commercial nonresidential real estate loans ($4.0 million, or 8.8%) and one-to-four-family mortgage loans ($1.8 million, or 4.1%) .

Deposits increased $4.2 million, or 2.9%, to $149.4 million at June 30, 2007, compared with $145.2 million at December 31, 2006. The increase reflects a temporary deposit of approximately $6.0 million in an interest-bearing demand account held for a few days at the end of the quarter. This deposit was also reflected in cash and due from banks at June 30, 2007. Excluding the $6.0 million deposit, deposits decreased $1.8 million, including a $1.1 million decrease in certificates of deposit.

To help meet loan demand in recent years, the Bank has been more aggressive in pricing certificates of deposit in its local markets and has used “CDARS” deposits as a supplemental source of funds. These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits. The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”). Included in certificates of deposit were CDARS deposits of $3.4 million at June 30, 2007 and $6.0 million at December 31, 2006.

Results of Operations

Net Income. Net income for the second quarter of 2007 increased $73,000, or 35.1%, to $281,000 ($.43 per diluted share) compared with $208,000 ($.32 per diluted share) for the second quarter of 2006. For the first half of 2007, net income increased $153,000, or 45.9%, to $486,000 ($.74 per diluted share) compared with $333,000 ($.52 per diluted share) for the first half of 2006. However, the first-half comparison is affected by the cost of closing two branch offices, amounting to $113,000 ($68,000 net of tax) in the first quarter of 2006. Excluding these costs, net income for the first half of 2006 would have been $401,000 ($.62 per diluted share).

For purposes of comparison, income might be separated into major components as follows:

Net Interest Income. Net interest income for the second quarter of 2007 increased $222,000 (10.8%) compared with the second quarter of 2006. For the first half of 2007, net interest income increased $294,000 (7.1%) compared with the first half of 2006. The net interest margin on average interest-earning assets for the second quarter and first half of 2007 was 5.38% and 5.25%, respectively, compared with 5.03% and 5.02%, respectively, in 2006.

The increases in net interest income was primarily attributable to growth in loans coupled with improved yields on loans and other earning assets. Average loans increased $7.7 million (5.0%) for the second quarter of 2007 compared with the second quarter of 2006 and increased $6.2 million (4.0%) for the first half of 2007 compared with the first half of 2006. At the same time, the overall yield on total earning assets increased 79 basis points (“bp”) for the second quarter and 74 bp for the first half of 2007 to 7.80% and 7.01%, respectively, compared with the corresponding periods in 2006. For loans, by far the largest component of earning assets, the yield increased 77 bp to 7.96% in the second quarter and increased 71 bp to 7.82% for the first half, each comparing 2007 with 2006. Despite a gradually increasing proportion of higher-cost certificates of deposit and FHLB advances on the liability side of the balance sheet, the spread between the yield on average interest-earning assets and the average cost of interest-bearing liabilities increased 23 bp to 4.76% for the second quarter and 10 bp to 4.66% for the first half, each comparing 2007 with 2006.

Provision for Loan Losses. The provisions for loan losses decreased to $45,000 for the second quarter of 2007 and $90,000 for the first half of 2007, compared with $75,000 and $150,000 for the second quarter and first half of 2006, respectively. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs (recoveries) were ($1,000) for the second quarter of 2007 and $17,000 for the first half of 2007, compared with $17,000 and $34,000, respectively, in 2006.

Noninterest Income. Excluding mortgage banking income, noninterest income for the second quarter of 2007 decreased $7,000 (2.6%) to $258,000 compared with $265,000 for the second quarter of 2006, and decreased $21,000 to $495,000 in the first half of 2007, each in comparison with 2006. The decreases were primarily in service charges on deposit accounts – particularly in overdraft fees, which can vary considerably from one period to another.

Mortgage banking income increased $50,000 to $77,000 in the second quarter of 2007 and increased $88,000 to $168,000 in the first half, each compared with 2006. The increases reflect improvements in mortgage loan production as a result of an increased sales effort and expansion of the product line to serve more customers.

Noninterest Expense. Noninterest expense for the second quarter of 2007 increased $198,000 (10.2%) and for the first half of 2007 increased $304,000 (7.8%) each in comparison with 2006 (excluding branch closure costs in 2006). The increases primarily reflects normal increases in compensation and other operating expenses.

Noninterest expense for the first half of 2006 included $113,000 for the costs of closing the Bank’s two smallest offices in Hoonah and Yakutat, Alaska.

Asset Quality

Nonaccrual loans were $69,000 at June 30, 2007, compared with zero at December 31, 2006. In addition, loans totaling $251,000 at June 30, 2007 were over 90 days past due but were still accruing interest. The largest of these, a commercial business loan with a balance of $229,000, was brought to a current status after June 30, 2007.

Loans with balances totaling $1.2 million at June 30, 2007 and $1.1 million at December 31, 2006 were considered to be impaired. Total estimated impairments of $519,000 and $450,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at June 30, 2007 was a commercial business loan for $1.1 million secured by inventory and equipment. The loan was restructured in 2004 and is performing in accordance with the restructured terms.

The Bank had no repossessed assets at June 30, 2007 or December 31, 2006.

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

Interest is generally not accrued on any loan when its contractual payments are more than 90 days delinquent unless collection of interest is considered probable. In addition, interest is not recognized on any loan where management has determined that collection is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $47 million at June 30, 2007, of which approximately $29 million was unused.

At June 30, 2007, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2007. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, that permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Bank on January 1, 2008. The Company is currently evaluating the impact of adoption of SFAS No. 159, but it is not expected to have a material impact on the Company.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2007, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.		OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2007, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 15, 2007. The results of the vote on the matters presented at the Meeting were as follows:

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

1. I have reviewed this Quarterly Report on Form 10-QSB of Alaska Pacific Bancshares, Inc. ;

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

1. I have reviewed this Quarterly Report on Form 10-QSB of Alaska Pacific Bancshares, Inc. ;

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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF ALASKA PACIFIC BANCSHARES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF ALASKA PACIFIC BANCSHARES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.