Form 10QSB
period 2007-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2007-11-15
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

___Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _____________ to ___________

Commission file number 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Alaska	92-0167101
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801
(Address of Principal Executive Offices)

(907) 789-4844
(Issuer's Telephone Number)
(Issuers

            NA
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     _X    No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of theExchange Act). Yes ____  No   X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            642,609 shares outstanding on September 30, 2007

Transitional Small Business Disclosure Format (check one): Yes ____  No   X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

September 30,		December 31,
(dollars in thousands)	2007	2006

Assets
Cash and due from banks	$7,047	$6,840
Interest-earning deposits in banks	4,959	1,739

Total cash and cash equivalents	12,006	8,579
Investment securities available for sale, at fair value (amortized cost:
September 30, 2007 - $4,140; December 31, 2006 - $5,329)	4,092	5,288
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	1,390	519
Loans	160,800	158,597
Less allowance for loan losses	1,734	1,666

Loans, net	159,066	156,931
Accrued interest receivable	970	927
Premises and equipment, net	3,511	3,537
Other assets	2,401	1,358

Total Assets	$185,220	$178,923

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$31,077	$25,010
Interest-bearing demand	30,853	30,629
Money market	24,552	23,738
Savings	16,376	18,387
Certificates of deposit	51,471	47,437

Total deposits	154,329	145,201
Federal Home Loan Bank advances	10,898	14,062
Advances from borrowers for taxes and insurance	209	740
Accounts payable and accrued expenses	593	520
Accrued interest payable	827	607
Other liabilities	86	88

Total liabilities	166,942	161,218
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 642,609 shares outstanding at September
30, 2007 and 639,809 shares outstanding at December 31, 2006)	7	7
Additional paid-in capital	5,988	5,996
Treasury stock	(158)	(193)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(84)	(84)
Retained earnings	12,553	12,004
Accumulated other comprehensive loss	(28)	(25)

Total shareholders’ equity	18,278	17,705

Total Liabilities and Shareholders’ Equity	$185,220	$178,923

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2007	2006	2007	2006

Interest Income
Loans	$3,267	$2,847	$9,547	$8,337
Investment securities	62	79	199	239
Interest-bearing deposits with banks	24	87	47	110

Total interest income	3,353	3,013	9,793	8,686
Interest Expense
Deposits	811	721	2,345	1,873
Federal Home Loan Bank advances	181	166	669	563

Total interest expense	992	887	3,014	2,436

Net Interest Income	2,361	2,126	6,779	6,250
Provision for loan losses	45	55	135	205

Net interest income after provision for	2,316	2,071	6,644	6,045
loan losses
Noninterest Income
Mortgage servicing income	29	38	112	117
Service charges on deposit accounts	166	180	487	519
Other service charges and fees	72	70	163	168
Mortgage banking income	92	59	260	139

Total noninterest income	359	347	1,022	943
Noninterest Expense
Compensation and benefits	1,319	1,104	3,800	3,398
Occupancy and equipment	353	319	1,073	997
Data processing	64	62	189	188
Professional and consulting fees	75	46	206	180
Marketing and public relations	75	76	226	228
Repossessed property expense, net	-	-	-	4
Branch closure costs	-	-	-	113
Other	388	279	986	793

Total noninterest expense	2,274	1,886	6,480	5,901

Income before income tax	401	532	1,186	1,087
Income tax	152	213	451	435

Net Income	$249	$319	$735	$652

Earnings per share:
Basic	$.39	$.51	$1.16	$1.05
Diluted	.38	.49	1.11	1.00
Cash dividends per share	.10	.09	.29	.26

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2007	2006

Operating Activities
Net income	$735	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	205
Gain on sale of mortgage loans	-	(139)
Depreciation and amortization	296	229
Amortization of fees, discounts, and premiums, net	(242)	(144)
Deferred income tax expense	47	39
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	(871)	1,191
Accrued interest receivable	(43)	103
Other assets	(1,040)	(347)
Advances from borrowers for taxes and insurance	(531)	(608)
Accrued interest payable	220	420
Accounts payable and accrued expenses	73	140
Other liabilities	(49)	(17)

Net cash provided by (used in) operating activities	(1,270)	1,724
Investing Activities
Maturities and principal repayments of investment securities available for sale	1,180	1,782
Loan originations, net of principal repayments	(2,018)	1,140
Proceeds from sale of repossessed assets	-	126
Purchase of premises and equipment	(270)	(1,438)

Net cash provided by (used) in investing activities	(1,108)	1,610
Financing Activities
Exercise of stock options	27	110
Net increase (decrease) in Federal Home Loan Bank advances	(3,164)	(265)
Net increase (decrease) in demand and savings deposits	5,094	1,077
Net increase (decrease) in certificates of deposit	4,034	6,074
Cash dividends paid	(186)	(163)

Net cash provided by (used in) financing activities	5,805	6,833

Increase (decrease) in cash and cash equivalents	3,427	10,167
Cash and cash equivalents at beginning of period	8,579	9,913

Cash and cash equivalents at end of period	$12,006	$20,080

Supplemental information:
Cash paid for interest	$2,794	$2,016
Cash paid for income taxes	950	-
Loan repossessions	-	25
Net change in unrealized gain (loss) on securities available for sale, net of tax	(3)	(13)
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report to Stockholders filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2007 and 2006, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Capital Compliance

At September 30, 2007, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2007:

(dollars in thousands)

Tangible Capital:
Actual	$18,060	9.72%
Required	2,787	1.50

Excess	$15,273	8.22%

Core Capital:
Actual	$18,060	9.72%
Required	7,431	4.00

Excess	$10,629	5.72%

Total Risk-Based Capital:
Actual	$19,335	13.30%
Required	11,631	8.00

Excess	$7,704	5.30%

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

Three Months
Ended September 30,		2007			2006

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$249,000	655,415		$319,000	655,415
Treasury stock		(13,306)			(16,761)
Unearned ESOP shares		(8,412)			(13,062)

Basic EPS	249,000	633,697	$0.39	319,000	625,592	$0.51
Incremental shares
under stock option plan		27,619			26,204

Diluted EPS	$249,000	661,316	$0.38	$319,000	651,796	$0.49

Nine Months
Ended September 30,		2007			2006

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$735,000	655,415		$652,000	655,415
Treasury stock		(13,939)			(22,044)
Unearned ESOP shares		(8,412)			(13,062)

Basic EPS	735,000	633,064	$1.16	652,000	620,309	$1.05
Incremental shares
under stock option plan		27,737			28,719

Diluted EPS	$735,000	660,801	$1.11	$652,000	649,028	$1.00

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

Note 5 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in thousands)	2007	2006	2007	2006

Net income	$249	$319	$735	$652
Other comprehensive income (loss)	15	44	(3)	(13)

Comprehensive income	$264	$363	$731	$639

Note 6 – Impaired Loans

Impaired loans were $1.1million at September 30, 2007 and December 31, 2006. Estimated impairments of $459,000 and $450,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at September 30, 2007 and December 31, 2006.

Note 7 – Commitments

Commitments to extend credit, including lines of credit, total $12.0 million and $12.5 million at September 30, 2007 and December 31, 2006, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $8.9 million and $7.0 million at September 30, 2007 and December 31, 2006, respectively. These amounts are excluded from loan balances.

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

Financial Condition

Total assets of the Company at September 30, 2007 were $185.2 million, an increase of $6.3 million, or 3.5%, from $178.9 million at December 31, 2006. The increase is characterized primarily by an increase in loans and cash and cash equivalents.

Loans (excluding loans held for sale) were $160.8 million at September 30, 2007, a $2.2 million, or 1.4%, increase from $158.6 million at December 31, 2006. Growth in the first three quarters of 2007 was primarily in construction loans ($3.6 million, or 18.0%), commercial business loans ($3.6 million, or 19.7%), and home equity loans ($2.3 million, or 13.7%), partially offset by decreases in commercial nonresidential real estate loans ($3.9 million, or 8.7%) and one-to-four-family mortgage loans ($3.0 million, or 6.8%).

Loans are summarized by category in the following table:

	September 30,	December 31,
(in thousands)	2007	2006

Real estate:
Permanent:
One-to-four-family	$41,057	$44,072
Multifamily	1,050	1,304
Commercial nonresidential	41,301	45,212
Land	6,762	6,359

Total permanent real estate	90,170	96,947
Construction:
One-to-four-family	12,213	12,892
Multifamily	722	731
Commercial nonresidential	10,885	6,567

Total construction	23,820	20,190
Commercial business	21,866	18,268
Consumer:
Home equity	19,136	16,836
Boat	4,030	4,663
Automobile	940	738
Other	838	955

Total consumer	24,944	23,192

Loans	$160,800	$158,597

Loans held for sale	$1,390	$519

Deposits increased $9.1 million, or 6.3%, to $154.3 million at September 30, 2007, compared with $145.2 million at December 31, 2006. Growth in the first three quarters of 2007 was primarily in noninterest-bearing demand deposits ($6.1 million, or 24.3%) and certificates of deposit ($4.0 million, or 8.5%), partially offset by decreases in savings deposits ($2.0 million, or 10.9%) .

To help meet loan demand in recent years, the Bank has been more aggressive in pricing certificates of deposit in its local markets and has used “CDARS” deposits as a supplemental source of funds. These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits. The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”). Included in certificates of deposit were CDARS deposits of $4.7 million at September 30, 2007 and $6.0 million at December 31, 2006.

Results of Operations

Net Income. Net income for the third quarter of 2007 decreased $70,000, or 22.0%, to $249,000 ($.38 per diluted share) compared with $319,000 ($.49 per diluted share) for the third quarter of 2006. For the first three quarters of 2007, net income increased $83,000, or 12.7%, to $735,000 ($1.11 per diluted share) compared with $652,000 ($1.00 per diluted share) for the first three quarters of 2006. However, the comparison is affected by the cost of closing two branch offices, amounting to $113,000 ($68,000 net of tax) in the first quarter of 2006. Excluding these costs, net income for the first three quarters of 2006 would have been $720,000 ($1.10 per diluted share).

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2007	2006	(Decr.)	2007	2006	(Decr.)

Net interest income	$2,361	$2,126	$235	$6,779	$6,250	$529
Noninterest income,
excluding mortgage
banking income	267	288	(21)	762	804	(42)
Mortgage banking
income	92	59	33	260	139	121
Provision for loan losses	(45)	(55)	10	(135)	(205)	70
Noninterest expense,
excluding branch
closure costs	(2,274)	(1,886)	(388)	(6,480)	(5,788)	(692)

Income before income
tax and branch closure
costs	401	532	(131)	1,186	1,200	14
Income tax	(152)	(213)	(61)	(451)	(480)	29

Net income before
branch closure costs	249	319	(70)	735	720	15
Branch closure costs, net
of income tax	-	-	-	-	(68)	68

Net income	$249	$319	$(70)	$735	$652	$83

Net Interest Income. Net interest income for the third quarter of 2007 increased $235,000 (11.1%) compared with the third quarter of 2006. For the first three quarters of 2007, net interest income increased $529,000 (8.5%) compared with the first three quarters of 2006. The net interest margin on average interest-earning assets for the third quarter and first three quarters of 2007 was 5.46% and 5.32%, respectively, compared with 5.06% and 5.04%, respectively, in 2006.

The increase in net interest income was primarily attributable to growth in loans coupled with improved yields on loans and other earning assets. Average loans increased $11.4 million (7.4%) for the third quarter of 2007 compared with the third quarter of 2006 and increased $7.9 million (5.1%) for the first three quarters of 2007 compared with the first three quarters of 2006. At the same time, the overall yield on total earning assets increased 59 basis points (“bp”) for the third quarter and 69 bp for the first three quarters of 2007 to 7.76% and 7.69%, respectively, compared with the corresponding periods in 2006. For loans, by far the largest component of earning assets, the yield increased 51 bp to 7.92% in the third quarter and increased 64 bp to 7.85% for the first three quarters, each comparing 2007 with 2006. Despite a gradually increasing proportion of higher-cost certificates of deposit and FHLB advances on the liability side of the balance sheet, the spread between the yield on average interest-earning assets and the average cost of interest-bearing liabilities increased 29 bp to 4.75% for the second quarter and 16 bp to 4.69% for the first three quarters, each comparing 2007 with 2006.

Provision for Loan Losses. The provisions for loan losses decreased to $45,000 for the third quarter of 2007 and $135,000 for the first three quarters of 2007, compared with $55,000 and $205,000 for the second quarter and first half of 2006, respectively. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs (recoveries) were $49,000 for the third quarter of 2007 and $66,000 for the first three quarters of 2007, compared with $0 and $34,000, respectively, in 2006.

Noninterest Income. Excluding mortgage banking income, noninterest income for the third quarter of 2007 decreased $21,000 (7.3%) to $267,000 compared with $288,000 for the third quarter of 2006, and decreased $42,000 to $762,000 in the first three quarters of 2007, each in comparison with 2006. The decreases were primarily in service charges on deposit accounts –particularly in overdraft fees, which can vary considerably from one period to another.

Mortgage banking income increased $33,000 to $92,000 in the third quarter of 2007 and increased $121,000 to $260,000 in the first three quarters, each compared with 2006. These increases reflect the improved loan production brought about by a new department manager who has focused on increasing sales efforts and expanding the mortgage product offerings to serve more customers.

Noninterest Expense. Noninterest expense for the third quarter of 2007 increased $388,000 (20.6%) and for the first three quarters of 2007 increased $692,000 (12.0%) each in comparison with 2006 (excluding branch closure costs in 2006). The increases are primarily related to higher compensation and benefits expense resulting from filling previously vacant or new positions in mortgage loans, commercial loans and operations, along with normal increases in compensation and other operating costs. This increase also included a 15.8% increase in health benefits costs.

Branch closure costs, net of income tax, for the first three quarters of 2006 included $113,000 for the costs of closing the Bank’s two smallest offices in Hoonah and Yakutat, Alaska.

Asset Quality

Nonaccrual loans were $114,000 at September 30, 2007, compared with zero at December 31, 2006.

Loans with balances totaling $1.1 million at September 30, 2007 and $1.1 million at December 31, 2006 were considered to be impaired. Total estimated impairments of $459,000 and $450,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at September 30, 2007 was a commercial business loan for $1.1 million secured by inventory and equipment. The loan was restructured in 2004 and is currently performing in accordance with the restructured terms.

The Bank had no repossessed assets at September 30, 2007 or December 31, 2006.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which require that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-QSB.

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

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $46 million at September 30, 2007, of which approximately $35 million was unused.

At September 30, 2007, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2007. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2007.

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

ITEM 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2007, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.		OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2007, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)

10.1	Employment Agreement with Craig E. Dahl (3)

10.2	Form of Severance Agreement with John E. Robertson (3)

10.3	Form of Severance Agreement with Leslie D. Dahl, Christopher P. Bourque, Thomas Sullivan, Cheryl A. Crawford, and Tammi L. Knight (4)

10.4	Form of Severance Agreement with Julie Pierce

10.5	Revised Form of Severance Agreement with Leslie D. Dahl

10.6	Revised Form of Severance Agreement with Christopher P. Bourque

10.7	Alaska Federal Savings Bank 401(k) Plan (1)

10.8	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)

10.9	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)

10.10	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)

10.11	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (5)

10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)

14	Code of Ethics (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

_________________________

(1)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant's Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2003.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Alaska Pacific Bancshares, Inc.

November 13, 2007 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

November 13, 2007 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.4	Form of Severance Agreement with Julie Pierce

10.5	Revised Form of Severance Agreement with Leslie D. Dahl

10.6	Revised Form of Severance Agreement with Christopher P. Bourque

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.4

Change in Control Severance Agreement

Julie Pierce

CHANGE IN CONTROL SEVERANCE AGREEMENT

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the “Agreement”) is made and entered into as of this 4th day of September, 2007 (the “Commencement Date”), by and between ALASKA PACIFIC BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the “Bank”), and Julie Pierce (the “Executive”).

     WHEREAS, the Executive is currently serving as Senior Vice President/Chief Financial Officer; and

     WHEREAS, the Board of Directors of the Bank (the “Board”) recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the “Company”), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive’s assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

1.	Certain Definitions.

     (a) The term “Change in Control” means (i) any “person, “ as such term is used inSections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the

Company representing 25 % or more of the combined voting power of the Company’s then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the “Incumbent Board”) cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company’s stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 % of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25 % of the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction having a similar effect); provided that the term “Change in Control” shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

     (b) The term “Commencement Date” means the date of this Agreement.

     (c) The  term “Consolidated Subsidiaries” means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the “Code”), without regard to subsection (b) thereof) that includes the Bank.

     (d) The term “Date of Termination” means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive’s full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

     (e) The term “Good Reason” means the occurrence, without the Executive’s express written consent, of a material diminution of or interference with the Executive’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

(i)	a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that she substantially increase her travel on Company or Bank business;

(ii)	a material demotion of the Executive;

(iii)	a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank- wide reduction in staff;

(iv)	a reduction in the Executive’s salary or a material adverse change in the Executive’s perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

(v)	a material and extended increase in the required hours of work or the workload of the Executive;

(vi)	the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof, or

(vii)	any purported termination of the Executive’s employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

     (f) The term “Notice of Termination” means a notice of termination of the Executive’s employment pursuant to Section 7 of this Agreement.

     (g) The term “Termination for Cause” means termination of the employment of the Executive because of the Executive’s personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

2.	Term.

     (a) The term of this Agreement shall be a period of three years commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

     (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the third year anniversary of the date on which such written notice is given. Upon termination of the Executive’s employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive’s employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

3.	Severance Benefits.

     (a) If after a Change in Control, the Bank shall terminate the Executive’s employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 36 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Executive’s “base amount” as determined under Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, rising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute “parachute payments” under Section 280G of the Code.

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

     The Executive’s right to terminate her employment for Good Reason shall not be affected by the Executive’s incapacity due to physical illness. The Executive’s continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

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

     (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive’s personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive’s devisee, legatee, or other designee or, if there be no such designee, to the Executive’s estate.

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

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:	Julie Pierce
At the address last appearing on the personnel records of the Executive

If to the Bank:	Alaska Pacific Bank
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

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive’s job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators’ award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

     13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney’s fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and non-appealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive’s expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

* * * * *

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION, WHICH MAY BE ENFORCED BY THE PARTIES.

	Attest:	ALASKA PACIFIC BANK

____________________		/s/Roger Grummett
By: Roger Grummett
Its: Chairman of the Board of Directors

EXECUTIVE

/s/Julie Pierce
Julie Pierce
Senior VP/Chief Financial Officer

Exhibit 10.5

Change in Control Severance Agreement

Leslie D. Dahl

CHANGE IN CONTROL SEVERANCE AGREEMENT

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the “Agreement”) is made and entered into as of this 4th day of September, 2007 (the “Commencement Date”), by and between ALASKA PACIFIC BANK (which, to ether with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the “Bank”), and Leslie D. Dahl (the “Executive”).

     WHEREAS, the Executive is currently serving as Senior Vice President/Chief Lending Officer; and

     WHEREAS, the Board of Directors of the Bank (the “Board”) recognizes that, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the “Company”), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive’s assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

1. Certain Definitions.

     (a) The term “Change in Control” means (i) any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25 % or more of the combined voting power of the Company’s then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the “Incumbent Board”) cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company’s stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction having a similar effect); provided that the term “Change in Control” shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

     (b) The term “Commencement Date” means the date of this Agreement.

     (c) The term “Consolidated Subsidiaries” means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the “Code”), without regard to subsection (b) thereof) that includes the Bank, including but no limited to the Company.

     (d) The term “Date of Termination” means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive’s full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

     (e) The term “Good Reason” means the occurrence, without the Executive’s express written consent, of a material diminution of or interference with the Executive’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

(i)	a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that she substantially increase her travel on Company or Bank business;

(ii)	a material demotion of the Executive;

(iii)	a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

(iv)	a reduction in the Executive’s salary or a material adverse change in the Executive’s perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

(v)	a material and permanent increase in the required hours of work or the workload of the Executive;

(vi)	the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

(vii)	any purported termination of the Executive’s employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

     (f) The term “Notice of Termination” means a notice of termination of the Executive’s employment pursuant to Section 7 of this Agreement. The term “Good Reason” does not include Termination for Cause, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Bank’s affairs under Section 8 of the Federal Deposit Insurance Act.

     (g) The term “Termination for Cause” means termination of the employment of the Executive because of the Executive’s personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

2. Term.

     (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

     (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive’s employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive’s employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

3. Severance Benefits.

     (a) If after a Change in Control, the Bank shall terminate the Executive’s employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 36 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Executive’s “base amount” as determined under Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute “parachute payments” under Section 280G of the Code.

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

     (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement does not constitute a contract of employment or impose on the Company or the Bank any obligation to retain the Executive, to change the status of the Executive’s employment, or to change the Company’s or the Bank’s policies regarding termination of employment.

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

     The Executive’s right to terminate her employment for Good Reason shall not be affected by the Executive’s incapacity due to physical illness. The Executive’s continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

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

     (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive’s personal and legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive’s devisee, legatee, or other designee or, if there be no such designee, to the Executive’s estate.

6. Deferred Payments.

     If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0 per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation, provided, however, that such deferral shall not extend past when the deferred amount must be paid pursuant to Section 409A of the Code and the regulations thereunder.

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

12. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive’s job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators’ award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

13. Reimbursement of Expenses.

     In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney’s fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and non-appealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive’s expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

* * * * *

    IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION, WHICH MAY BE ENFORCED BY THE PARTIES.

	Attest:	ALASKA PACIFIC BANK

____________________		/s/Roger Grummett
By: Roger Grummett
Its: Chairman of the Board of Directors

EXECUTIVE

/s/Leslie D. Dahl
Leslie D. Dahl
Senior VP/Chief Lending Officer

Exhibit 10.6

Change in Control Severance Agreement

Christopher P. Bourque

CHANGE IN CONTROL SEVERANCE AGREEMENT

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the “Agreement”) is made and entered into as of this 4th day of September 2007 (the “Commencement Date”), by and between ALASKA PACIFIC BANK (which, to ether with any successor thereto which executes and delivers the assumption agreement provided for in Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the “Bank”), and Christopher P. Bourque (the “Executive”).

     WHEREAS, the Executive is currently serving as Senior Vice President/Chief Operating Officer; and

     WHEREAS, the Board of Directors of the Bank (the “Board”) recognizes that, the possibility of a change in control of the Bank or of its holding company, Alaska Pacific Bancshares, Inc. (the “Company”), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive’s assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

1. Certain Definitions.

     (a) The term “Change in Control” means (i) any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company’s then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the “Incumbent Board”) cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company’s stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the OTS or the FDIC, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction having a similar effect); provided that the term “Change in Control” shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company or a change in the composition of the Board at the direction of the OTS or the FDIC.

     (b) The term “Commencement Date” means the date of this Agreement.

     (c) The term “Consolidated Subsidiaries” means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the “Code”), without regard to subsection (b) thereof) that includes the Bank, including but not limited to the Company.

     (d) The term “Date of Termination” means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall be on the date such Notice of Termination is given) and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given; provided, however, that if within 15 days after any Notice of Termination, except Termination for Cause, is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive’s full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(d).

     (e) The term “Good Reason” means the occurrence, without the Executive’s express written consent, of a material diminution of or interference with the Executive’s duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

(i)	a requirement that the Executive be based at any location not within 50 miles of Juneau, Alaska, or that he substantially increase his travel on Company or Bank business;

(ii)	a material demotion of the Executive;

(iii)	a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

(iv)	a reduction in the Executive’s salary or a material adverse change in the Executive’s perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

(v)	a material and permanent increase in the required hours of work or the workload of the Executive;

(vi)	the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

(vii)	any purported termination of the Executive’s employment, except for Termination for Cause, that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

     (f) The term “Notice of Termination” means a notice of termination of the Executive’s employment pursuant to Section 7 of this Agreement. The term “Good Reason” does not include Termination for Cause, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Bank’s affairs under Section 8 of the Federal Deposit Insurance Act.

     (g) The term “Termination for Cause” means termination of the employment of the Executive because of the Executive’s personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement.

2. Term.

     (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

     (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one year anniversary of the date on which such written notice is given. Upon termination of the Executive’s employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive’s employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

3. Severance Benefits.

     (a) If after a Change in Control, the Bank shall terminate the Executive’s employment other than Termination for Cause, or the Executive shall terminate his employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive his salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 36 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and his eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 299% of the Executive’s “base amount” as determined under Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute “parachute payments” under Section 280G of the Code.

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

     (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement does not constitute a contract of employment or impose on the Company or the Bank any obligation to retain the Executive, to change the status of the Executive’s employment, or to change the Company’s or the Bank’s policies regarding termination of employment.

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

     The Executive’s right to terminate his employment for Good Reason shall not be affected by the Executive’s incapacity due to physical illness. The Executive’s continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

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

     (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive’s personal and legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive’s devisee, legatee, or other designee or, if there be no such designee, to the Executive’s estate.

6. Deferred Payments.

     If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0 per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation, provided, however, that such deferral shall not extent past when the deferred amount must be paid pursuant to Section 409A of the Code and the regulations thereunder.

7. Delivery of Notices.

     For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:	Christopher P. Bourque
At the address last appearing on the personnel records of the Executive

If to the Bank:	Alaska Pacific Bank
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

12. Arbitration.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive’s job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of his rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators’ award in any court having jurisdiction. The OTS may appear at any arbitration hearing but the decision is not binding on the OTS.

13. Reimbursement of Expenses.

     In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney’s fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and non-appealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive’s expenses shall be paid within ten days of the

Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

* * * * *

    IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION, WHICH MAY BE ENFORCED BY THE PARTIES.

	Attest:	ALASKA PACIFIC BANK

____________________		/s/Roger Grummett
By: Roger Grummett
Its: Chairman of the Board of Directors

EXECUTIVE

/s/Christopher P. Bourque
Christopher P. Bourque
Senior VP/Chief Operating Officer

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

Date:	November 13, 2007	/s/Craig E. Dahl
Craig E. Dahl
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Julie M. Pierce, Senior Vice President and Chief Financial Officer, certify that:

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

Date:	November 13, 2007	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 that:

·	The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

November 13, 2007 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF
ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 that:

·	The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

November 13, 2007 Date	/s/Julie M. Pierce Senior Vice President and Chief Financial Officer