Form 10KSB
period 2007-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2008-03-31
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.

(Name of small business issuer in its charter)
Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801	99801
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (907) 789-4484

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

The issuer’s revenues for the fiscal year were $14.4 million.

As of March 15, 2008, there were issued and outstanding 655,415 shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the Common Stock on March 15, 2008, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $13.3 million (655,415 shares at $20.25 per share). For purposes of this calculation, officers and directors of the registrant are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I

Item 1. Description of Business

General

     Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999. At December 31, 2007, the Company had total assets of $187.5 million, total deposits of $149.4 million and stockholders’ equity of $18.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Market Area

     Alaska Pacific’s primary markets are in the communities of Juneau, Ketchikan and Sitka, but serve the entire region of southeast Alaska considered to span the 500 miles from Yakutat in the north to Prince of Wales Island to the south. The region encompasses approximately 35,000 square miles of land distributed amongst the islands and coastline of the Alaska Panhandle. Southeast Alaska is home to approximately 70,000 residents in 14 communities, a number that, with the exception of Juneau, Ketchikan and Sitka, has shown slow but steady decline over the past nine years. While the region shares similar economic characteristics, there is some diversity and unique industries around the region.

     With the recent upheaval in the nation’s real estate markets with pockets of other serious economic problems, it is important to explain that southeast Alaska has historically been relatively immune from the direct impact of these types of problems in the “lower 48”. It is often said that the region misses the “booms” as well as the “busts”. Housing prices have remained relatively stable, with any movement up or down driven by small adjustments in each local market based on supply, demand and interest rates. Generally, the region’s banks, thrift and credit unions did not engage in subprime lending, originating conforming loans has been the rule.

     Alaska Pacific’s administrative headquarters and largest banking office, one full service branch and the bank’s mortgage operation, are located in Juneau with a population of 30,650, a number which has grown 6.8% over the past nine years, according the Juneau Economic Development Council. Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining. Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy. According to the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal agencies, followed by Bartlett Regional Hospital and the University of Alaska. Unemployment in Juneau reflects a downward trend with the most recent available number at 4.7% .

     Two full service offices of Alaska Pacific are located in Ketchikan (population approximately 13,174). Ketchikan is an industrial center and a major port of entry in Southeast Alaska with a diverse economy. A large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism are Ketchikan’s main economic support. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Pulp Mill and the federal government.

     One full service office of Alaska Pacific is located in Sitka (population approximately 8,833) located on the west coast of Baranof Island fronting the Pacific Ocean, on Sitka Sound. The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, retail and health care services. The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital. Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

     In January 2006, Alaska Pacific’s smallest offices, located in Hoonah (population approximately 860) and Yakutat (population approximately 808), were closed to reduce operating expenses, but Alaska Pacific continues to serve these communities through online banking and other remote services

Lending Activities

     General. At December 31, 2007, Alaska Pacific’s loan portfolio (excluding loans held for sale) amounted to $165.5 million, or 88% of total assets at that date. Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific’s loan portfolio as of the dates indicated.

(dollars in thousands) December 31,		2007		2006

	Amount	Percent	Amount	Percent

Real estate:
Permanent:
One-to-four-family	$41,275	24.93%	$44,072	27.79%
Multifamily	1,043	0.63	1,304	0.82
Commercial nonresidential	45,067	27.23	45,212	28.51

Total permanent	87,385	52.79	90,588	57.12
Land	6,321	3.82	6,359	4.01
Construction:
One-to-four-family	11,648	7.04	12,892	8.13
Multifamily	719	0.43	731	0.46
Commercial nonresidential	11,564	6.99	6,567	4.14

Total construction	23,931	14.46	20,190	12.73
Commercial business	22,872	13.82	18,268	11.52
Consumer:
Home equity	19,128	11.56	16,836	10.62
Boat	3,974	2.40	4,663	2.94
Automobile	1,006	0.61	738	0.46
Other	889	0.54	955	0.60

Total consumer	24,997	15.11	23,192	14.62

Total loans	165,506	100.00%	158,597	100.00%
Less:
Allowance for loan losses	1,783		1,666

Loans, net	$163,723		$156,931

     One-to-four-family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area. At December 31, 2007, $41.3 million, or 24.9%, of Alaska Pacific’s total loan portfolio consisted of these loans. Alaska Pacific originated $28.8 million and $25.0 million of one-to-four-family residential mortgage loans during the years ended December 31, 2007 and 2006, respectively.

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

     Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2007, $2.3 million, or 5.6%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased recently with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

     Alaska Pacific also originates one-to-four-family mortgage loans under Freddie Mac, the Federal Housing Administration, the Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, with servicing retained. This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See “-- Loan Originations, Sales and Purchases.” Alaska Pacific recently added two larger private mortgage investors as sources for funding mortgages through correspondent lending programs.

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

     Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to five years and are fixed-rate, fully amortizing loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2007 and 2006, land loans amounted to $6.3 million and $6.4 million, respectively.

     Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property value of which is insufficient to assure full repayment.

     Construction Lending. At December 31, 2007, construction loans amounted to $23.9 million, or 14.5% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area. This compares with $20.2 million, or 12.7% of the total loan portfolio at December 31, 2006. The increase is attributable to a steady demand for construction loans, both residential and commercial.

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

     Although construction lending affords Alaska Pacific the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one-to-four-family mortgage lending, construction lending is generally considered to involve a higher degree of risk than one-to-four-family mortgage lending. It is more difficult to evaluate construction loans than permanent loans. At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs). However, appraisers will use both market and income valuation approaches in addition to cost to establish value. Changes in the demand for new housing in the area and higher-than-anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, Alaska Pacific may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for new housing. The fact that in-process homes are difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require Alaska Pacific to advance additional funds and/or contract with another builder to complete the residence. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

     Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million. At December 31, 2007, two construction loans were not performing according to the loan terms; the largest, for approximately $1.9 million, was for a land development project.

     Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $100,000 to $2.5 million and at December 31, 2007 the largest loan totaled $2.3 million and was performing in accordance with its terms. At December 31, 2007, Alaska Pacific had $1.0 million of multifamily residential and $45.1 million of commercial real estate loans, or 0.6% and 27.2%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%. While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Oregon, and Utah.

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

     Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $78 million at December 31, 2007.

     Commercial Business Lending. At December 31, 2007, commercial business loans amounted to $22.9 million, or 13.8% of total loans. Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $37 million at December 31, 2007.

     Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating lines made for one year or less renewed annually at an interest rate based on the prime rate usually adding a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $100,000 and $1 million. At December 31, 2007, the largest commercial business loan was for $1.1 million and was secured by equipment and inventory. This loan was restructured in 2005 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2007.

     Alaska Pacific originates guaranteed loans through the Small Business Administration, the U.S. Department of Agriculture and the Alaska Industrial Development and Export Authority. Alaska Pacific has also worked with local municipal agencies, such as the Juneau Economic Development Council and the Cities of Sitka and Ketchikan in exploring participation or guaranty programs in each of these cities. Generally, Alaska Pacific receives guarantees of between 75% and 90% of the loan amount. In addition, Alaska Pacific has retained portions of commercial loans originated through participation programs with economic development agencies such as Alaska Industrial Development and Export Authority, often retaining portions as low as 10%.

     Alaska Pacific also makes commercial loans secured by commercial charter boats and commercial fishing boats. These loans have 10 to 15 year terms with an interest rate that adjusts based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ship’s preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

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

     Consumer Lending. At December 31, 2007, consumer loans totaled $25.0 million, or 15.1% of total loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

     The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2007, home equity loans totaled $19.1 million, or 11.6% of the total loan portfolio, compared to $16.8 million, or 10.6% of the total loan portfolio at December 31, 2006. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment, less the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores. Recently, with the slowdown in price appreciation or actual declines in values, homeowner’s equity in some high loan to value (LTV) home equity loans may have declined. However, Alaska has not experienced the rapid declines in home prices experienced by many parts of the country where home prices rose much faster.

     At December 31, 2007, consumer boat loans amounted to $4.0 million, or 2.4%, of the total loan portfolio compared to $4.7 million, or 2.9% of the total loan portfolio at December 31, 2006. Alaska Pacific offers boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on credit score.

     At December 31, 2007, automobile loans amounted to $1.0 million, or 0.6%, of the total loan portfolio compared to $738,000, or 0.5% of the total loan portfolio at December 31, 2006. Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest. The origination of auto loans has increased in recent years as a result of business development efforts.

     Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $0.9 million, or 0.5%, of total loans at December 31, 2007, compared to $1.0 million, or 0.6% of total loans at December 31, 2006.

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

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year

		1 Year	3 Years	5 Years				Adjust-
(in thousands)	Within	Through	Through	Through	Beyond		Fixed	able
December 31, 2007	1 Year	3 Years	5 Years	10 Years	10 Years	Total	Rates	Rates

Real estate:
Permanent:
One-to-four-
family	$1,964	$6,348	$5,670	$11,949	$15,604	$41,535	$37,806	$1,765
Multifamily	842	41	35	117	348	1,383	12	529
Commercial
nonresidential	9,153	4,253	5,389	10,502	15,996	45,293	4,981	31,159
Land	1,940	912	2,980	430	86	6,348	3,543	865
Construction:
One-to-four-
family	11,440	283	-	-	-	11,723	-	283
Multifamily	13	27	30	649	-	719	706	-
Commercial
nonresidential	7,719	2,588	101	324	889	11,621	2,500	1,402
Commercial
business	8,948	4,395	3,100	4,341	2,272	23,056	4,899	9,209
Consumer:
Home equity	1,064	2,330	2,341	5,055	8,324	19,114	17,516	534
Boat	343	733	754	1,661	486	3,977	2,716	918
Automobile	284	481	212	24	-	1,001	717	-
Other	125	244	106	195	219	889	669	95

Total	$43,835	$22,635	$20,718	$35,247	$44,224	$166,659	$76,065	$46,759

Unearned loan fees
net of origination costs						(1,153)

Net Loans						$165,506

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

     Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer, and the Chief Lending Officer each has authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio and up to the agency limit if the loan is to be sold in the secondary market, multifamily and commercial real estate loans up to and including $300,000, commercial business loans up to and including $300,000 ($100,000 if unsecured), and consumer loans up to and including $300,000 ($100,000 if unsecured). Alaska Pacific’s Senior Loan Committee, consisting of the Chief Executive Officer, Chief Credit Officer, Chief Lending Officer and a senior lending officer, must approve loans in excess of these amounts up to and including $750,000. The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

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

     Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2007, the loans-to-one-borrower limitation for Alaska Pacific was $2.9 million and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

     Loan Originations, Sales and Purchases. Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, and consumer loans.

     Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2007, Alaska Pacific’s servicing portfolio was $100.2 million. For the year ended December 31, 2007, loan servicing fees totaled $262,000 before amortization of servicing rights.

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

     In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2007, these escrow balances totaled $731,000.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2007	2006

Loans originated:
Real estate:
Permanent:
One-to-four-family	$28,764	$24,950
Multifamily	-	560
Commercial nonresidential	8,527	8,017
Land	1,990	4,313
Construction:
One-to-four-family	7,999	12,628
Multifamily	64	273
Commercial nonresidential	11,896	5,333
Commercial business	15,377	14,258
Consumer:
Home equity	5,039	7,443
Boat	608	1,204
Automobile	707	381
Other	2,568	3,302

Total loans originated	83,539	82,662
Loans purchased	5,096	7,055
Loans sold	(18,833)	(18,534)
Foreclosed loans	(0)	(25)
Principal repayments and other changes	(60,492)	(65,283)

Net increase in loans and loans held for sale	$9,310	$5,875

     A portion of Alaska Pacific’s originations in 2007 and 2006 represent refinancing of loans originally made by Alaska Pacific and other lenders.

     Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2007, Alaska Pacific had $16.1 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. For additional information on loan commitments, see Note 13 of Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB.

     Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.” Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $802,000 of net deferred loan fees at December 31, 2007.

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

(dollars in thousands) December 31,	2007	2006

Loans accounted for on a nonaccrual basis:
Commercial business	$27	$-
Consumer	296	-

Total	323	-
Accruing loans which are contractually past due 90
days or more	-	-

Total of nonaccrual and 90 days past due loans	323	-

Repossessed assets	-	-

Total nonperforming assets	$323	$-

Nonaccrual and 90 days or more past due loans as a
percentage of loans	0.20%	-

Nonaccrual and 90 days or more past due loans as a
percentage of total assets	0.17%	-

Nonperforming assets as a percentage of total assets	0.17%	-

     As of December 31, 2007, approximately $13,000 of interest would have been recorded if nonaccrual loans had been current according to their original terms and had been outstanding throughout the year.

     Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value.

Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2007, Alaska Pacific had no repossessed assets.

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

     At December 31, 2007 and 2006, the aggregate amounts of Alaska Pacific’s classified and special mention assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2007	2006

Loss	$-	$-
Doubtful	489	450
Substandard assets	5,744	2,770
Special mention	471	1,282

     At December 31, 2007 assets classified as substandard, doubtful or loss totaled $6.2 million compared to $3.2 million at December 31, 2006. Substandard and doubtful assets as of December 31, 2007 consisted of three commercial business loans totaling $1.1 million, four commercial real estate loans for $4.3 million and three other loans totaling $327,000. Management has estimated potential impairment of $556,000 for these loans in its assessment of the adequacy of the allowance for loan losses at December 31, 2007. The largest loan in the substandard classification was a $1.9 million commercial real estate loan for a land development project that was not performing in accordance with loan terms at December 31, 2007 and was being restructured by the agent bank. Additionally, in the doubtful and substandard classification at December 31, 2007 was a $1.1 million commercial business loan that was restructured in 2005 after the borrower encountered financial difficulties. While this loan was performing according to the restructured terms at December 31, 2007, management has estimated impairment of $480,000 for this loan. Also in the substandard classification at December 31, 2007 was a $1.1 commercial real estate loan to the same borrower; this loan is well collateralized and paying as agreed.

     Special mention loans of $471,000 at December 31, 2007 consisted primarily of two commercial business loans totaling $339,000 and four other loans totaling $132,000. Alaska Pacific believes these loans are adequately secured, but are being monitored carefully.

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
closely corresponds to economic conditions which will limit the income potential and marketability of
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

     Management believes that the allowance for loan losses at December 31, 2007 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2007	2006

Allowance at beginning of period	$1,666	$1,448
Provision for loan losses	180	250
Charge-offs:
One- to- four family residential	-	-
Commercial business	(77)	-
Consumer:
Home equity	-	(11)
Boat	-	(24)

Total charge-offs	(77)	(35)
Recoveries:
Commercial business	2	1
Consumer:
Home Equity	3	-
Boat	9	2

Total recoveries	14	3

Net charge-offs	(63)	(32)

Balance at end of period	$1,783	$1,666

Allowance for loan losses as a percentage of loans
outstanding at the end of the period	1.08%	1.05%
Net charge-offs as a percentage of average loans
outstanding during the period	0.04%	0.02%
Allowance for loan losses as a percentage of
nonperforming loans at end of period	552%	NA

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,		2007			2006

			% of Loans			% of
		As a % of	in		As a % of	Loans in
		Outstanding	Category		Outstanding	Category
		Loans in	to Total		Loans in	to Total
(dollars in thousands)	Amount	Category	Loans	Amount	Category	Loans

Real estate:
Permanent:
One-to-four-family	$31	0.07%	24.94%	$57	0.13%	27.79%
Multifamily	3	0.27	0.63	3	0.26	0.82
Commercial non-residential	333	0.74	27.22	328	0.73	28.51
Land	23	0.37	3.82	23	0.36	4.01
Construction:
One-to-four-family	7	0.06	7.04	7	0.05	8.13
Multifamily	1	0.06	0.43	1	0.05	0.46
Commercial nonresidential	7	0.06	6.99	3	0.05	4.14
Commercial	1,190	5.20	13.82	990	5.42	11.52
Consumer:
Home equity	52	0.27	11.56	106	0.63	10.62
Boat	134	3.38	2.40	145	3.10	2.94
Automobile	1	0.11	0.61	1	0.10	0.46
Other	1	0.12	0.54	2	0.22	0.60

Total allowance for loan losses	$1,783	1.08%	100.00%	$1,666	1.05%	100.00%

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

     Investment securities provide liquidity for funding loan originations and deposit withdrawals and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” and “Regulation” herein.

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

     The following table sets forth the composition of Alaska Pacific’s investment and mortgage-backed securities portfolios at the dates indicated.

December 31,		2007			2006

			Percent			Percent
	Fair	Amortized	of	Fair	Amortized	of
(dollars in thousands)	Value	Cost	Portfolio	Value	Cost	Portfolio

Mortgage-backed securities:
Fannie Mae	$2,942	$2,988	76.1%	$4,141	$4,224	79.3%
Freddie Mac	403	415	10.6	454	471	8.8
Ginnie Mae	462	418	10.6	558	500	9.4
U.S. agencies and corporations:
Small Business Administration
pools	106	107	2.7	135	134	2.5

Total investment securities
available for sale	$3,913	$3,928	100.0%	$5,288	$5,329	100.0%

     While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2007 and 2006, to allow flexibility in managing the portfolio.

     At December 31, 2007, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $106,000 and the portfolio of mortgage-backed securities had an estimated fair value of $3.9 million.

     At December 31, 2007, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $3.8 million. The mortgage-backed securities portfolio had coupon rates ranging from 4.3% to 9.0% and had a weighted average yield of 5.3% at December 31, 2007.

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

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment and mortgage-backed securities at December 31, 2007.

		Weighted	Weighted
(dollars in thousands) as of	Amortized	Average	Average
December 31, 2007	Cost	Yield	Maturity (Yrs)

Mortgage Backed Securities	$3,821	5.29%	9.42
US Agency	107	6.10%	11.42

     Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

     As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle. The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances. The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2007. The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years. The yield on the FHLB of Seattle stock is normally paid through stock dividends that are subject to the discretion of the board of directors of the FHLB of Seattle. However, the FHLB of Seattle suspended the payment of dividends during the fourth quarter of 2004 until 2006. FHLB dividend income was $12,000 and zero during the year ended December 2007 and 2006, respectively. Stock ownership in the FHLB of Seattle is expected to remain stable or increase in response to the Bank’s borrowing needs.

     Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2007.

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

     Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific’s primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific’s deposit mix and pricing is generally reviewed weekly. Deposits from municipalities and other public entities were approximately $4.5 million at December 31, 2007.

     Alaska Pacific had approximately $6.6 million of brokered deposits at December 31, 2007 issued through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits.

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

     The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2007.

Weighted
Average			Amount		Percentage
Interest	Original		(in thou-	Minimum	of Total
Rate	Term	Category	sands)	Balance	Deposits

0.00%	N/A	Noninterest-bearing	$29,019	$100	19.44%
0.34	N/A	Interest-bearing demand	29,784	100	19.95
2.92	N/A	Money market deposit accounts	25,648	100	17.18
0.50	N/A	Savings accounts	17,192	100	11.51

		Certificates of Deposit
1.69	Seven days	Fixed-rate	132	2,000	0.09
1.88	One month	Fixed-rate	5	2,000	0.01
2.13	Two months	Fixed-rate	28	2,000	0.01
3.11	Three months	Fixed-rate	2,783	2,000	1.86
4.09	Six months	Fixed-rate	2,993	2,000	2.00
4.16	Nine months	Fixed-rate	3,947	2,000	2.64
4.25	One year	Fixed-rate	8,904	2,000	5.96
4.23	18 months	Fixed-rate	822	2,000	0.55
4.21	Two years	Fixed-rate	2,454	2,000	1.64
3.67	Three years	Fixed-rate	438	2,000.29
4.15	Four years	Fixed-rate	181	2,000	0.12
4.01	Five years	Fixed-rate	4,208	2,000	2.82
5.01	Various specials	Fixed-rate	7,974	5,000	5.34
4.25	Gold minor one
	year	Fixed-rate	1,783	500	1.19
8.00	Deferred Comp
	one year	Fixed-rate	1,156	2,000	0.77
	CDARS -
5.13	various	Fixed-rate	6,591	2,000	4.41
3.52	One year	Variable-rate	1,064	2,000	0.71
3.67	2-1/2 years	Variable-rate	2,261	2,000	1.51

2.08%		TOTAL	$149,367		100.00%

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,		2007		2006

		Percent of	Increase		Percent of
	Amount	Total	(Decrease)	Amount	Total

Noninterest-bearing demand accounts	$29,019	19.43%	$4,009	$25,010	17.22%
Interest-bearing demand accounts	29,784	19.94	(845)	30,629	21.09
Money market deposit accounts	25,648	17.17	1,910	23,738	16.35
Savings accounts	17,192	11.51	(1,195)	18,387	12.66
Fixed-rate certificates which mature:
Within 1 year	36,774	24.62	3,911	32,863	22.63
After 1 year, but within 2 years	3,705	2.48	(1,590)	5,295	3.65
After 2 years, but within 5 years	3,920	2.62	(712)	4,632	3.19
Variable-rate certificates which
mature:
Within 1 year	2,008	1.34	(259)	2,267	1.56
After 1 year, but within 2 years	821	0.55	(222)	1,043	0.72
After 2 years, but within 5 years	496	0.33	(841)	1,337	0.93

Total	$149,367	100.00%	$4,166	$145,201	100.00%

Time Deposits Maturities and Weighted Average Rates

     The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2007.

		Weighted
(In thousands) Year ending		Average
December 31,		Interest Rate

2008	$38,782	4.05%
2009	4,526	4.11%
2010	1,893	4.09%
2011	1,966	6.74%
2012 and thereafter	557	4.83%

	$47,724

Deposit Activities and Other Sources of Funds

     The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2007	2006

Beginning balance	$145,201	$146,650

Net deposits (withdrawals) before interest
credited	1,018	(4,107)
Interest credited	3,148	2,658

Net increase (decrease) in deposits	4,166	(1,449)

Ending balance	$149,367	$145,201

     Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2007, Alaska Pacific had a borrowing capacity of approximately $46.9 million with the FHLB of Seattle, of which $29.8 million was unused compared with $44.7 million and $30.7 million, respectively, at December 31, 2006.

     The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2007	2006

Advances:
Maximum amount of borrowings outstanding
during the year at any month end	$20,193	$18,952
Average outstanding during the year	15,400	13,729
Balance outstanding at end of year	17,076	14,062

Approximate weighted average rate paid:
Average during the year	5.51%	5.27%
At end of year	4.83	5.43

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2007, the Bank's lending limit under this restriction was $2.9 million and, at that date, the Bank had no loans to one borrower exceeding this amount.

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

     All savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries. The Bank’s OTS assessment for the year ended December 31, 2007 was $62,000.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2007, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended late in 2004. For the years ended December 31, 2007 and 2006, Alaska Pacific received $12,000 and zero in dividends.

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

     Federal Deposit Insurance Corporation. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 (A Reform Act). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is to be approximately $75,000 at December 31, 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

     In addition to the assessment for deposit insurance, federally-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the semi-annual period ended December 31, 2007, the Financing Corporation assessment equaled 1.14 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Deposit Insurance Fund deposits, will continue until the bonds mature in the years 2017 through 2019. For 2007, the Bank incurred $17,000 in FICO assessments.

     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2007, the Bank had tangible capital of $18.4 million, or 9.81% of adjusted total assets, which is approximately $15.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2007, the Bank had core capital equal to $18.4 million, or 9.81% of adjusted total assets, which is $10.9 million above the minimum requirement of 4% in effect on that date.

     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At December 31, 2007, the Bank had Tier 1 risk-based capital of $18.4 million, or 12.30% of risk-weighted assets, which is approximately $12.4 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

     On December 31, 2007, the Bank had total risk-based capital of $19.6 million and risk-weighted assets of $149.4 million, or total capital of 13.12% of risk-weighted assets. This amount was $7.6 million above the 8% requirement in effect on that date.

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

     Qualified Thrift Lender Test. All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2007, the Bank met the test, with a ratio of 81.00% .

     Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year of failure and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See “ - Savings and Loan Holding Company Regulations.”

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

     The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities that such person’s control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2007, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Regulation and Supervision of the Company

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

     Activities Restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

     If the Bank fails the qualified thrift lender test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Regulation and Supervision of Savings Institutions - Qualified Thrift Lender Test."

     Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”), including the Company.

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

TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other Companys with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

     Distributions. To the extent that the Bank makes “nondividend distributions” to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank’s loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans (“Excess Distributions”), and an amount based on the Excess Distributions will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on Companys, including the Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of Companys. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated Companys with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a Company distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

     The Alaska state income tax rate applicable to the Bank is based on a graduated tax rate schedule, with a maximum rate of 9.4% on income over $90,000. There have not been any audits of the Bank’s state tax returns during the past five years.

Audits

     The Company’s income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 7 of this report.

Subsidiary Activities

     As of December 31, 2007, Alaska Pacific did not own any active subsidiaries.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at
	December 31,		Position

Name	2007	Company	Bank

Craig E. Dahl	58	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	36	Senior Vice President,	Senior Vice President and
		and Chief Financial Officer	Chief Financial Officer

John E. Robertson	60	--	Senior Vice President and
			Chief Credit Officer

Christopher P. Bourque	56	--	Senior Vice President and
			Chief Operating Officer

Leslie Dahl	48	--	Senior Vice President and
			Chief Lending Officer

     The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years:

     Craig E. Dahl joined the Bank in 1992 and has served as President and Chief Executive Officer of the Bank since 1996 and as President and Chief Executive Officer of the Company since its formation in 1999. Prior to joining the Bank, he was President of the B.M. Behrends Bank in Juneau, Alaska. Mr. Dahl and Leslie Dahl, the Bank’s Senior Vice President and Chief Lending Officer, are married to each other.

     Julie M. Pierce joined the Bank in September 2007. Ms. Pierce previously held the positions of Assistant State and State Comptroller for the State of Alaska from 2005-2007, Director of Finance for Sealaska Heritage Institute from 2004-2005, and Chief Financial Officer for True North Federal Credit Union from 1999-2004.

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

     Leslie Dahl joined the Bank in February 2000 and has served as Senior Vice President and Chief Lending Officer since April 2006. Ms. Dahl and Craig E. Dahl, the Company’s and the Bank’s President and Chief Executive Officer, are married to each other.

Personnel

     As of December 31, 2007, the Bank had 71 full-time and two part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

     Alaska Pacific’s market share is approximately 13% of deposits in Southeast Alaska, but the total market in this calculation includes credit unions only for those based in Southeast Alaska. If one were to include statewide credit unions as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less. Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 48%. Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 2. Description of Property

     The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2007.

	Year	Square	Deposits
Location	Opened	Footage	(in thousands)

Main Office:
Nugget Mall Office (1)	1984	16,000	$79,237
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:
301 N. Franklin Street	1960	6,268	30,231
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	12,514
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	6,783
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	20,602
Sitka, Alaska 99835

(1)	Lease expires in January 2019, with one 10-year option to renew.

(2)	Lease expires in February 2008, with option to renew for two consecutive five-year terms.

(3)	Lease expires in November 2008, with two six-month options to renew.

(4)	Lease expires in December 2013, with option to renew for two consecutive five-year terms.

     Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah. At December 31, 2007, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $3.4 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” As of December 31, 2007, there were approximately 525 stockholders of record and 653,009 shares outstanding (including 4,058 unearned Employee Stock Ownership Plan (“ESOP”) shares). Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the institution’s mutual-to-stock conversion.

The following table sets forth market price information of the Company’s stock for 2007 and 2006.

			Market Price

Years Ended December 31,		High		Low	Dividends

2007	:
First Quarter		$25.75		$23.50	$0.09
Second Quarter		25.74		24.10	0.10
Third Quarter		26.25		24.60	0.10
Fourth Quarter		26.40		21.30	0.10

2006	:
First Quarter		21.50		20.00	0.08
Second Quarter		21.75		20.41	0.09
Third Quarter		23.00		21.25	0.09
Fourth Quarter		24.00		21.00	0.09

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 11. of this Form 10-KSB is incorporated herein by reference.

Issuer Purchases of Equity Securities

     During the fourth quarter of the year ended December 31, 2007, the Company had no purchases of its Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

     The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to “2007” or “2006” indicate the year ended December 31, 2007 or 2006.

     The Bank’s results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, consisting of loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB borrowings. Among other things, fee income, provisions for loan losses, operating expenses and income tax provisions also affect the Bank’s net income. General economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities also significantly affect the Bank’s results of operations.

Forward-Looking Statements

     A Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction, commercial real estate, commercial business, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements. These risks could cause our actual results beyond 2007 to differ materially from those expressed in any financial statements made by or on behalf of the Company.

     As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to the Company and its consolidated subsidiaries.

Operating Strategy

     The Company’s strategy is to operate a community-oriented financial institution devoted to serving the needs of its customers. The Company’s business consists primarily of attracting retail deposits from the general public and using those funds to originate residential real estate loans, commercial real estate loans, commercial business loans, and a variety of consumer loans.

Financial Condition

     Total assets were $187.5 million at December 31, 2007, compared with $178.9 million at December 31, 2006. The increase was primarily the result of growth in loans, partly offset by decreases in investments.

     Loans increased $6.9 million, or 4.4%, to $165.5 million at December 31, 2007 from $158.6 million at December 31, 2006. The increase is largely attributable to continued marketing efforts to small businesses, builders, and consumers, as well as the purchase of participations in loans from other banks.

Following is a comparison of the composition of the portfolio (excluding loans held for sale) at both dates:

(dollars in thousands) December 31,	2007		2006

	Amount	Percent	Amount	Percent

Real estate:
Permanent:
One- to four-family	$41,275	24.93	$44,072	27.79
Multifamily	1,043	0.63	1,304	0.82
Commercial nonresidential	45,067	27.23	45,212	28.51
Land	6,321	3.82	6,359	4.01
Construction:
One- to four-family	11,648	7.04	12,892	8.13
Multifamily	719	0.43	731	0.46
Commercial nonresidential	11,564	6.99	6,567	4.14
Commercial business	22,872	13.82	18,268	11.52
Consumer:
Home equity	19,128	11.56	16,836	10.62
Boat	3,974	2.40	4,663	2.94
Automobile	1,006	0.61	738	0.46
Other	889	0.54	955	0.60

Total loans	$165,506	100.00%	158,597	100.00%
Less:
Allowance for loan losses	1,783		1,666

Loans, net	$163,723		$156,931

     Loan demand was strong in 2007, particularly for commercial business, commercial construction and home equity loans. Total commercial business and commercial nonresidential loans increased 39% to $34.4 million, or 20.8% of the portfolio at December 31, 2007, from $24.8 million, or 15.7% of the portfolio at December 31, 2006. Home equity loans, by far the most important category of consumer loans for the Bank, increased 13.6% to $19.1 million, or 11.6% of the portfolio at December 31, 2007, from $16.8 million, or 10.6% of the portfolio at December 31, 2006.

     Production of one-to-four-family mortgage loans continued to grow in 2007. Originations totaled $28.8 million in 2007, a 15% increase over the $25.0 million originated in 2006. Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 24.9% of the loan portfolio at December 31, 2007, compared with 27.8% of the loan.

     Cash and cash equivalents increased $521,000 to $9.1 million at December 31, 2007, compared to $8.6 million at December 31, 2006.

     Available-for-sale securities decreased $1.4 million to $3.9 million at December 31, 2007, compared to $5.3 million at December 31, 2006. The decrease was the result of normal principal reductions on mortgage-backed securities.

     Premises and equipment was $3.4 million at December 31, 2007, a $100,000 decrease from the end of 2006.

     Total deposits increased 2.9% to $149.4 million at December 31, 2007 from $145.2 million at December 31, 2006. Demand deposits and money market accounts increased a total of $5.1 million at December 31, 2007 compared to a year ago. During the same period, however, regular savings declined $1.2 million. Certificates of deposit increased $287,000 to $47.7 million at December 31, 2007.

     At December 31, 2007 and 2006, $6.6 million and $6.0 million, respectively, of the certificates of deposit were brokered CDs obtained through the Certificate of Deposit Account Registry Service (“CDARS”). These deposits carry interest rates that are generally higher than locally obtained CDs, but which are generally lower than FHLB advances.

     FHLB advances increased $3.0 million to $17.1 million at December 31, 2007 from $14.1 million at December 31, 2006. This increase in borrowings, along with the increase in deposits, was used to fund the growth in loans during 2007.

Results of Operations

     Net Income. Net income decreased by $139,000, or 13.1%, to $922,000 ($1.40 per diluted share) for 2007, compared with $1.1 million ($1.63 per diluted share) for 2006. The decrease is attributable primarily to increased non-interest expense and a decrease in noninterest income offset with an increase in net interest income, gains on sale of loans and a decrease in the provision for loan losses. For purposes of comparison, pre-tax income may be separated into major components as follows:

			Income
			Increase
(in thousands) Year ended December 31,	2007	2006	(Decrease)

Net interest income	$9,082	$8,531	$551
Gain on sale of loans	311	255	56
Other noninterest income	1,015	1,047	(32)

Net revenues	10,408	9,833	575
Noninterest expense, excluding branch closure costs	(8,716)	(7,701)	(1,015)

Subtotal	1,692	2,132	(440)
Provision for loan losses	(180)	(250)	70

Pre-tax income, excluding branch closure costs	1,512	1,882	(370)
Branch closure costs	-	(113)	113

Income before income tax	$1,512	$1,769	$(257)

     Net Interest Income. Net interest income increased $551,000, or 6.5%, to $9.1 million in 2007 from $8.5 million in 2006. The increase is due to a combination of factors, including growth in earning assets –particularly loans, improvement in net interest margin, and changes in the mix of assets and liabilities. See the tables in “Average Balances, Interest and Average Yields/Cost” and in “Rate/Volume Analysis” elsewhere in this discussion.

Average loans (including held for sale) increased $8.2 million, or 5.3%, to $162.6 million in 2007 from $154.4 million in 2006. The net interest margin on average interest-earning assets increased 19 basis points to 5.32% in 2007 from 5.13% in 2006.

     Noninterest Income. Total noninterest income was $1.3 million in 2007 and 2006, with a decline in service charges on deposit accounts offset with an increase in gains on sale of loans.

     Gains on sale of loans increased $56,000 to $311,000 in 2007 from $255,000 in 2006. The increase is primarily the result of a 15% increase in the production of mortgage loans, amplified by selling more of the production relative to retention in the loan portfolio.

     Excluding gains on sale of mortgage loans, noninterest income decreased $32,000, or 3.1%, to $1,015,000 in 2007 compared with $1,047,000 in 2006. The small net decrease is primarily attributable to decreased service charges on deposit accounts.

     Noninterest Expense. Noninterest expense, excluding nonrecurring branch closure costs, increased $1.0 million, or 13.2%, to $8.7 million in 2007 from $7.7 million in 2006. The net increase in expense is due to higher occupancy costs associated with amortization of leasehold improvements from Nugget Branch remodel and highercompensation and benefit costs associated with additional staff positions, increased medical costs and annual salary increases.

Provision and Allowance for Loan Losses

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

     The provision for loan losses decreased $70,000 to $180,000 for 2007 compared to $250,000 for 2006. The provisions for both years were considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses increased $117,000, or 7.0%, to $1.8 million at December 31, 2007 from $1.7 million at December 31, 2006. The provisions and the resulting allowance are reflective of numerous factors, including the following:

·	Loan losses. Net loan chargeoffs were $63,000 (0.04% of total loans) in 2007 compared with $32,000
(0.02% of total loans) in 2006.

·	Growth and composition of the portfolio. Total loans increased $6.9 million to $165.5 million at
December 31, 2007 compared with $158.6 million at December 31, 2006. Growth in recent years reflects gradual changes in composition away from single-family mortgages, moving to a greater proportion of loans to businesses. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

·	Management analysis of potential problem loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectibility may not be assured. Loans judged to be impaired amounted to $1.2 million (0.7% of total loans) at December
31, 2007, compared with $1.1 million (0.7% of total loans) at December 31, 2006. Of these, estimated loan impairments of $556,000 and $450,000 were specifically considered in the assessment at December
31, 2007 and 2006, respectively.

·	Past-due Loans. At December 31, 2007, 2.33% of all loan balances were past due 30 days or more, compared with 1.00% at December 31, 2006.

·	Nonperforming and classified loans. Nonaccrual loans were $323,000 (0.2% of total loans) at
December 31, 2007, compared with no nonaccrual loans at December 31, 2006. Loans classified as
“substandard” or “doubtful” were $6.2 million (3.8% of total loans) at December 31, 2007 compared with $3.2 million (2.0% of total loans) at December 31, 2006.

·	Economic conditions. Management considered known economic conditions in each of the geographic areas in which the Bank makes loans. For the last several years, Southeast Alaska’s economy has been relatively “flat” but stable, and management knows of no current economic conditions that warrant expectations of significant decline in the Bank’s markets. However, uncertainties in both the national and local economies have been considered in assessing the allowance.

     The Company’s accounting for the allowance for loan losses is its most critical accounting process and is also the most subjective. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events might result in adjustment to the allowance if circumstances differ substantially from the assumptions used in making the final determination. One or more of these events could have a significant effect on net income, and the effect could be both material and adverse.

     For further information on the Bank’s accounting for the allowance for loan losses as well as how loan impairment is determined, see Note 1 of Notes to Consolidated Financial Statements.

Average Balances, Interest and Average Yields/Cost

     The earnings of the Company depend largely on the spread between the yield on interest-earning assets, which consist primarily of loans and investments, and the cost of interest-bearing liabilities, which consist primarily of deposit accounts and borrowings, as well as the relative size of the Company’s interest-earning assets and interest-bearing liabilities.

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

(dollars in thousands)
Year ended December 31,		2007			2006

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans (1)	$162,575	$12,740	7.84%	$154,352	$11,404	7.39%
Investment securities (1)	6,356	257	4.04	8,077	314	3.89
Interest-earning deposits in banks	1,657	81	4.89	3,878	195	5.03

Total interest-earning assets	170,588	13,078	7.67	166,307	11,913	7.16
Allowance for loan losses	(1,725)			(1,560)
Cash and due from banks	6,670			6,407
Other assets	6,439			5,289

Total assets	$181,972			$176,443

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$29,325	$102	0.35%	$29,651	$104	0.35%
Money market	24,237	758	3.13	25,040	633	2.53
Savings	17,133	118	0.69	18,901	134	0.71
Certificates of deposit	47,674	2,170	4.55	44,561	1,787	4.01

Total interest-bearing deposits	118,369	3,148	2.66	118,153	2,658	2.25
Borrowings	15,400	848	5.51	13,729	724	5.27

Total interest-bearing liabilities	133,769	3,996	2.99	131,882	3,382	2.56
Noninterest-bearing demand deposits	26,186			24,902
Mortgage escrows	1,232			1,297
Other liabilities	2,666			1,325
Shareholders’ equity	18,119			17,037

Total liabilities and shareholders’ equity	$181,972			$176,443

Net interest income		$9,082			$8,531

Interest rate spread			4.68%			4.60%

Net interest margin:
On average interest-earning assets			5.32%			5.13%
On average total assets			4.99			4.83

Ratio of average interest-earning assets
to average interest-bearing liabilities	127.52%			126.10%

(1)	Average loans include nonperforming loans and loans held for sale. Interest income does not include interest on nonaccrual loans. Average investment securities includes FHLB stock.

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

(in thousands)			Rate/
Year ended December 31, 2007 compared with 2006	Rate	Volume	Volume	Total

Interest-earning assets:
Loans	$692	$608	$36	$1,336
Investment securities	13	(67)	(3)	(57)
Interest-earning deposits in banks	(5)	(112)	3	(114)

Total net change in interest income	700	429	36	1,165

Interest-bearing liabilities:
Interest-bearing demand accounts	(1)	(1)	-	(2)
Money market accounts	150	(20)	(5)	125
Savings accounts	(4)	(13)	(1)	(16)
Certificates of deposit	241	125	17	383
Borrowings	32	88	4	124

Total net change in interest expense	418	179	17	614

Net change in net interest income	$282	$250	$19	$551

Yields Earned and Rates Paid

     The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company’s assets and the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	For the Year Ended December 31,
	2007	2007	2006

Weighted average yield on:
Loans	7.70%	7.84%	7.39%
Investment securities	5.31	4.04	3.89
Interest-earning deposits in banks	3.65	4.89	5.03
Total interest-earning assets	7.60	7.67	7.16

Weighted average rate paid on:
Interest-bearing demand accounts	0.34	0.35	0.35
Money market accounts	2.92	3.13	2.53
Savings accounts	0.50	0.69	0.71
Certificates of deposit	4.46	4.55	4.01
Total interest-bearing deposits	2.54	2.66	2.25
Borrowings	5.11	5.51	5.27
Total interest-bearing liabilities	2.86	2.99	2.56

Interest rate spread	4.74	4.68	4.60

Net interest margin on:
Average interest-earning assets	-	5.32	5.13
Average total assets	-	4.99	4.83

Asset and Liability Management and Market Risk

     Qualitative Analysis - Risks When Interest Rates Change. The Bank’s profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The relative amounts of interest-earning assets and interest-bearing liabilities also affect net interest income. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is also affected by the level of noninterest income and expenses. Noninterest income includes service charges and fees and gain on sale of loans and investments. Noninterest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. General economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies also significantly affect the Bank’s results of operations.

     Quantitative Analysis - How the Bank Measures Its Risk of Interest Rate Changes. The Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank has no significant foreign currency exchange rate risk or commodity price risk.

     The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. Principal elements in achieving this objective include increasing the interest-rate sensitivity of the Bank’s interest-earning assets by originating for its portfolio loans with interest rates that periodically adjust to market conditions, as well as continuing decisions to sell fixed-rate mortgage production versus keeping them in the portfolio. The Bank relies on retail deposits as its primary source of funds. Historically, retail deposits, compared to brokered deposits and borrowed funds, tend to reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

     In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into its risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0% . Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank’s regulatory capital levels at December 31, 2007, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

     The following table illustrates the change in net portfolio value at December 31, 2007, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)					Net Portfolio as % of
			Net Portfolio Value		Portfolio Value of Assets

Basis Point (“bp”)		Dollar	Dollar	Percent	Net Portfolio
Change in Rates		Amount	Change (1)	Change	Value Ratio (2)	Change (3)

300	bp	$24,380	(2,897)	(11)%	12.66%	(119	) bp
200		25,591	(1,686)	(6)	13.17	(68)
100		26,614	(663)	(2)	13.59	(26)
0		27,277	-	-	13.85	-
(100)		27,512	235	1	13.91	6
(200)		27,359	81	-	13.81	(4)

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.

(3)	Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

     The above table illustrates, for example, that at December 31, 2007 an instantaneous 200 basis point increase in market interest rates would reduce the Bank’s net portfolio value by $1.7 million, or 6%, and an instantaneous 200 basis point decrease in market interest rates would increase the Bank’s net portfolio value by $81,000.

     The following table summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward or 200 bp downward.

	December 31,		September 30,		December 31,
	2007		2007		2006

Pre-shock net portfolio
value ratio	13.85%		14.07%		14.03%
Post-shock net portfolio
value ratio	13.17%		13.53%		13.45%
Decline in net portfolio
value ratio	68	bp	55	bp	57	bp

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

Liquidity and Capital Resources

     The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Bank has been the origination of loans, including one- to four-family mortgages, commercial real estate loans, commercial business loans, and consumer loans, Deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank’s sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2007 and 2006, the Company used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2007, the Bank had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $16.1 million.

     At December 31, 2007, the Bank had $15,000 of net unrealized losses on investment securities classified as available for sale, which represented 0.4% of the amortized cost ($3.9 million) of the securities. This represented an increase of $26,000 compared with $41,000 of net unrealized losses at December 31, 2006, primarily due to changes in market demand. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

     At December 31, 2007, certificates of deposit amounted to $47.7 million, or 31.9% of the Bank’s total deposits, including $38.8 million scheduled to mature by December 31, 2008. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans, and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments. In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $46.9 million at December 31, 2007, of which $29.8 million was unused.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2007, the Bank was in compliance with all regulatory capital requirements that were effective as of this date with tangible, core, and risk-based capital ratios of 9.81%, 9.81% and 13.12%, respectively. For further information, see Note 2 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB proposed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. SFAS 157 is not expected to have a material impact on the Bank's financial statements.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements 87, 88, 106, and 123(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS 158 is not expected to have a material impact on the Bank's financial statements.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including on amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Bank on January 1, 2008. SFAS 159 is not expected to have a material impact on the Bank's financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" and SFAS 160,“Noncontrolling Interests in Consolidated Financial Statements." SFAS 141(R) and SFAS 160 provide new guidance on accounting for business combinations and noncontrolling interests. The Statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and acquisition-related costs, such as legal and due diligence costs, to be expensed when incurred. Noncontrolling interests in subsidiaries are required to initially be valued at fair value and classified as a separate component of equity. The Statements are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 141(R) and SFAS 160 are not expected to have a material impact on the Bank's financial statements.

On November 5, 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 109, which supersedes SAB 105. In a manner consistent with Statements 156 and 159, SAB 109 requires a company to include expected net future cash flows related to the associated servicing of the loan in the measurement of its written loan commitments that are accounted for at fair value through earnings. SAB 105 had stated that this treatment was inappropriate. SAB 109 reaffirms the SEC staff’s view that internally developed intangible assets should not be included in the fair value of a derivative loan commitment and extends this view to all written loan commitments accounted for at fair value through earnings.

     On December 21, 2007, the SEC staff issued SAB No. 110, which amends and replaces Question 6 of Section D2 of SAB Topic 14, Share-Based Payment-Certain Assumptions Used in Valuation Methods-Expected Term (SAB 107). In this release, the SEC staff document its views regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment. The guidance in this release is effective January 1, 2008. SAB No. 110 eliminates the scheduled date of December 31, 2007, after which the Staff would no longer accept use of the simplified method for estimating the term of plain vanilla options.

Item 7. Financial Statements

Index to Consolidated Financial Statements
Page No.

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets as of December 31, 2007 and 2006	49

Consolidated Statements of Income For the Years Ended
December 31, 2007 and 2006	50

Consolidated Statements of Changes in Shareholders’ Equity For the
Years Ended December 31, 2007 and 2006	51

Consolidated Statements of Cash Flows For the Years Ended
December 31, 2007 and 2006	52

Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc.
Juneau, Alaska

We have audited the accompanying consolidated statements of financial condition of Alaska Pacific Bancshares, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands) December 31,			2007	2006

Assets
Cash and due from banks			$7,110	$6,840
Interest-earning deposits in banks			1,990	1,739

Total cash and cash equivalents			9,100	8,579
Investment securities available for sale, at fair value (amortized cost:
2007 - $3,928; 2006 - $5,329)			3,913	5,288
Federal Home Loan Bank stock, at cost			1,784	1,784
Loans held for sale			2,920	519
Loans			165,506	158,597
Less allowance for loan losses			1,783	1,666

Loans, net			163,723	156,931
Accrued interest receivable			978	927
Premises and equipment, net			3,436	3,537
Other assets			1,628	1,358

Total Assets			$187,482	$178,923

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand			$29,019	$25,010
Interest-bearing demand			29,784	30,629
Money market			25,648	23,738
Savings			17,192	18,387
Certificates of deposit			47,724	47,437

Total deposits			149,367	145,201
Federal Home Loan Bank advances			17,076	14,062
Advance payments by borrowers for taxes and insurance			731	740
Accounts payable and accrued expenses			534	520
Accrued interest payable			668	607
Other liabilities			437	88

Total liabilities			168,813	161,218
Commitments and contingencies (Notes 12 and 13)
Shareholders’ Equity:
	December 31,
Common stock ($0.01 par value):	2007	2006

Authorized shares	20,000,000	20,000,000
Issued	655,415	655,415
Outstanding	653,009	639,809	7	7
Additional paid-in capital			6,067	5,996
Treasury stock	(2,406)	(15,606)	(30)	(193)
Unearned Employee Stock Ownership
Plan (“ESOP”) shares	(4,058)	(8,412)	(41)	(84)
Retained earnings			12675	12004
Accumulated other comprehensive income (loss)			(9)	(25)

Total shareholders’ equity			18,669	17,705

Total Liabilities and Shareholders’ Equity			$187,482	$178,923

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2007	2006

Interest Income
Loans	$12,740	$11,404
Investment securities	257	314
Interest-earning deposits in banks	81	195

Total interest income	13,078	11,913
Interest Expense
Deposits	3,148	2,658
Federal Home Loan Bank advances	848	724

Total interest expense	3,996	3,382

Net Interest Income	9,082	8,531
Provision for loan losses	180	250

Net interest income after provision for loan losses	8,902	8,281
Noninterest Income
Mortgage servicing income	154	151
Service charges on deposit accounts	647	683
Other service charges and fees	214	213
Gain on sale of loans	311	255

Total noninterest income	1,326	1,302
Noninterest Expense
Compensation and benefits	5,021	4,493
Occupancy and equipment	1,482	1,332
Data processing	252	252
Professional and consulting fees	277	230
Marketing and public relations	351	284
Real estate owned expense, net	-	4
Branch closure costs	-	113
Other	1,333	1,106

Total noninterest expense	8,716	7,814

Income before income tax	1,512	1,769
Provision for income tax	590	708

Net Income	$922	$1,061

Net income per share:
Basic	$1.45	$1.71
Diluted	1.40	1.63

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(in thousands)	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity

Balance, January 1, 2006	$7	$5,958	$(342)	(131)	$11,167	$(21)	$16,638

Net income					1,061		1,061
Other comprehensive income:
Change in net unrealized gains and
losses on securities available for
sale (net of income tax of $22)						(4)	(4)

Comprehensive income							1,057
ESOP shares earned		(24)	149				125
Accrued vesting of restricted stock		62		47			109
Cash dividends ($.31 per share)					(224)		(224)

Balance, December 31, 2006	7	5,996	(193)	(84)	12,004	(25)	17,705

Net income					922		922
Other comprehensive income:
Change in net unrealized gains and
losses on securities available for
sale (net of income tax benefit of
$22)						16	16

Comprehensive income							938
Exercise of stock options		(35)	163				128
ESOP shares earned		65		43			108
Stock Compensation Expense		41					41
Cash dividends ($.35 per share)					(251)		(251)

Balance, December 31, 2007	$7	$6,067	$(30)	(41)	$12,675	$(9)	$18,669

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2007	2006

Operating Activities
Net income	$922	$1,061
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	180	250
Depreciation and amortization	398	311
Deferred income tax (benefit) expense	(228)	77
Federal Home Loan Bank stock dividends
Amortization of fees, discounts, and premiums, net	(324)	(218)
ESOP expense	108	109
Stock compensation expense	41	-
Cash provided by changes in operating assets and liabilities:
Loans held for sale	(2,401)	2,012
Accrued interest receivable	(51)	(253)
Other assets	(52)	(86)
Advance payments by borrowers for taxes and insurance	(9)	(150)
Accrued interest payable	61	262
Accounts payable and accrued expenses	14	86
Other liabilities	349	(141)

Net cash provided by operating activities	(992)	3,320
Investing Activities
Maturities and principal repayments of investment securities
available for sale	1,388	2,154
Loan originations, net of principal repayments	(6,635)	(5,698)
Purchase of premises and equipment	(297)	(1,702)
Proceeds from sale of repossessed assets	-	126

Net cash used in investing activities	(5,544)	(5,120)
Financing Activities
Cash dividends paid	(251)	(224)
Net increase in Federal Home Loan Bank advances	3,014	2,014
Net increase (decrease) in demand and savings deposits	3,879	(6,233)
Net increase in certificates of deposit	287	4,784
Proceeds from exercise of stock options	128	125

Net cash provided by financing activities	7,057	466

Increase (Decrease) in cash and cash equivalents	521	(1,334)
Cash and cash equivalents at beginning of year	8,579	9,913

Cash and cash equivalents at end of year	$9,100	$8,579

Supplemental information:
Cash paid for interest	$3,935	$3,120
Cash paid for income taxes	980	1,059
Loans repossessed and transferred to repossessed assets	-	25
Net change in unrealized gains and losses on securities available for sale	16	(4)

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1 – Summary of Significant Accounting Policies

GENERAL: The accompanying consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Holding Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”). The Holding Company and the Bank are collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

The Holding Company was formed in 1999 when the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, issuing 655,415 shares in a subscription and community offering. Concurrent with the conversion, the Bank changed its name from Alaska Federal Savings Bank to Alaska Pacific Bank.

The Bank provides a range of financial services to individuals and small businesses in Southeast Alaska. The Bank’s financial services include accepting deposits from the general public and making residential and commercial real estate loans, consumer loans, and commercial loans. The Bank also originates, sells, and services residential mortgage loans under several federal and state mortgage-lending programs.

CASH AND CASH EQUIVALENTS: Cash equivalents are any highly liquid investment with a remaining maturity of three months or less at the date of purchase. The Company has cash and cash equivalents on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. The Company evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

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

LOANS HELD FOR SALE: Loans held for sale consist primarily of residential mortgage loans and are individually valued at the lower of cost or market. Loans are recorded as sold when the loan documents are sent to the investor. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed to be sufficient to absorb losses probable and inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on a number of factors, including the level of nonperforming loans, loan loss experience, collateral values, a review of the credit quality of the loan portfolio, and current economic conditions. Loans are categorized as either pass-graded or problem-graded based on periodic reviews of the loan portfolio. The allowance is evaluated quarterly based on an estimated range of probable loss comprised of two elements:

General component: The general allowance component is calculated by loan category as a range of estimated loss by applying various loss factors to pass-graded outstanding loans. The loss factors are based primarily on industry loss statistics, adjusted for the Bank’s historical loss experience and other significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

Specific component: The specific allowance component is established in cases where management has identified conditions or circumstances related to a problem-graded loan that management believes indicate a probable loss. A range of estimated loss is established for each such loan.

Loan impairment is measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Under these standards, loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All problem-graded loans are evaluated for impairment. Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans which, at December 31, 2007 and 2006, consisted primarily of one- to four-family residential mortgage loans.

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

FEDERAL HOME LOAN BANK STOCK: The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. The Bank’s minimum investment requirement was approximately $661,700 and $562,000 at December 31, 2007 and 2006, respectively. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was $224,000 and $192,000 for the years ended December 31, 2007 and 2006, respectively.

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

TREASURY STOCK: Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2007 and 2006.

EMPLOYEE STOCK OWNERSHIP PLAN: Compensation expense under the Company’s Employee Stock Ownership Plan (“ESOP”) is based upon the number of shares allocated to employees each year multiplied by the average share price for the year. Expense is reduced by the amount of dividends paid on unallocated shares. In computing earnings per share, shares outstanding are reduced by shares held by the ESOP that have not yet been allocated to employees.

STOCK OPTION PLAN: The Company accounts for its stock option plans in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment”, a revision of FASB 123 “Accounting for Stock-Based Compensation”. FASB Statement No. 123R establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans and requires that the compensation cost relating to share-based payment transactions such as stock options be recognized in the Company’s financial statements over the period the options are earned by employees. The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $41,000 and zero of compensation expense for the years ended December 31, 2007 and 2006, respectively. Because substantially all of the options granted through December 31, 2006 were fully earned and exercisable by the year ended December 31, 2005, no expense has been recorded by the Company in 2006 under SFAS 123(R).

STATEMENT OF CASH FLOWS: The statement of cash flows has been prepared using the “indirect” method for presenting cash flows from operating activities. For purposes of this statement, cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks.

SEGMENT REPORTING: The Company has identified a single segment at the entity-wide level used by senior management to make operating decisions.

RECENT ACCOUNTING PRONOUNCEMENTS: Significant recent accounting pronouncements are described below.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB proposed to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including on amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company on January 1, 2008. SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements." SFAS 141(R) and SFAS 160 provide new guidance on accounting for business combinations and noncontrolling interests. The Statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and acquisition-related costs, such as legal and due diligence costs, to be expensed when incurred. Noncontrolling interests in subsidiaries are required to initially be valued at fair value and classified as a separate component of equity. The Statements are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. SFAS 141(R) and SFAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.

On November 5, 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 109, which supersedes SAB 105. In a manner consistent with Statements 156 and 159, SAB 109 requires a company to include expected net future cash flows related to the associated servicing of the loan in the measurement of its written loan commitments that are accounted for at fair value through earnings. SAB 105 had stated that this treatment was inappropriate. SAB 109 reaffirms the SEC staff’s view that internally developed intangible assets should not be included in the fair value of a derivative loan commitment and extends this view to all written loan commitments accounted for at fair value through earnings.

On December 21, 2007, the SEC staff issued SAB No. 110, which amends and replaces Question 6 of Section D2 of SAB Topic 14, Share-Based Payment-Certain Assumptions Used in Valuation Methods-Expected Term (SAB 107). In this release, the SEC staff document its views regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment. The guidance in this release is effective January 1, 2008. SAB No. 110 eliminates the scheduled date of December 31, 2007, after which the Staff would no longer accept use of the simplified method for estimating the term of plain vanilla options.

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

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank or in the form of cash. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. The Company is required to maintain a $750,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2007 and 2006 was $539,000 and $543,000, respectively.

Note 3 – Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company. It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. At December 31, 2007, the Bank’s retained earnings available for dividends to the Company were approximately $2,859,000. However, payment of dividends may be further restricted by the Bank’s regulatory agency if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures have been established by regulation to ensure capital adequacy and require the Bank to maintain minimum capital amounts and ratios (set forth in the following table). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum amounts and ratios (as defined in the regulations) of tangible capital of 1.5%, core capital of 4%, and total risk-based capital of 8%. The Bank is also subject to PCA capital requirement regulations set forth by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC requires the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets. Management believes that, as of December 31, 2007 and 2006, the Bank meets all capital adequacy requirements to which it is subject. The Bank was categorized as “well capitalized” in the most recent notification by the Office of Thrift Supervision. There have been no events or conditions since that notification that management believes would change the Bank’s capital category.

Following is a summary of the Bank’s capital ratios:

				Minimum Capital Required

					To Be Categorized as
					“Well Capitalized”
			For Capital Adequacy		Under PCA Provisions
(dollars in thousands)	Actual		Purposes

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Tangible capital (to total assets)	$18,376	9.81%	$2,809	1.50%	N/A	N/A
Core capital (to total assets)	18,376	9.81	7,491	4.00	$9,364	5.00%
Total risk-based capital (to risk
weighted assets)	19,603	13.12	11,956	8.00	14,945	10.00
Tier I risk-based capital (to risk
weighted assets)	18,376	12.30	N/A	N/A	8,967	6.00

December 31, 2006:
Tangible capital (to total assets)	$17,225	9.66%	$2,676	1.50%	N/A	N/A
Core capital (to total assets)	17,225	9.66	7,135	4.00	$8,919	5.00%
Total risk-based capital (to risk
weighted assets)	18,441	13.32	11,076	8.00	13,845	10.00
Tier I risk-based capital (to risk
weighted assets)	17,225	12.44	N/A	N/A	8,307	6.00

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2007:
Mortgage-backed securities:	$3,821	$51	$(65)	$3,807
U.S. government agencies	107	-	(1)	106

Total	$3,928	$50	$(66)	$3,913

December 31, 2006:
Mortgage-backed securities:	$5,195	$60	$(102)	$5,153
U.S. government agencies	134	1	-	135

Total	$5,329	$61	$(102)	$5,288

Impaired securities (those with unrealized losses) at December 31, 2007 are summarized as follows:

(in thousands)	Impaired less than 12 months		Impaired 12 months or more
					Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed
securities	$49	$1	$3,279	$64	$3,328	$65
U.S. agencies and
corporations	106	1	-	-	106	1

Total	$155	$2	$3,279	$64	$3,434	$66

Fourteen securities with unrealized losses at December 31, 2007 were mortgage-backed or other securities issued by the U.S. government and agencies; collectibility of principal and interest is considered to be reasonably assured. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

No securities were designated as held to maturity at December 31, 2007 or 2006.

All investment securities at December 31, 2007 have final contractual maturities of more than five years. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2007, investment securities with amortized cost of $3,616,000 and market value of $3,688,000 were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2007 or 2006. The Bank does not have a securities trading portfolio.

Note 5 – Loans

Loans are summarized as follows:

(in thousands) December 31,	2007	2006

Real estate:
Permanent:
One- to four-family	$41,275	$44,072
Multifamily	1,043	1,304
Commercial nonresidential	45,067	45,212
Land	6,321	6,359
Construction:
One- to four-family	11,648	12,892
Multifamily	719	731
Commercial nonresidential	11,564	6,567
Commercial business	22,872	18,268
Consumer:
Home equity	19,128	16,836
Boat	3,974	4,663
Automobile	1,006	738
Other	889	955

Loans	$165,506	$158,597

Loans held for sale	$2,920	$519

Loans are net of deferred loan fees and other discounts amounting to $802,000 and $935,000 at December 31, 2007 and 2006, respectively.

Loans include overdrawn balances of deposit accounts of $100,000 and $51,000 at December 31, 2007 and 2006, respectively.

Interest income from tax-exempt loans was $36,000 and $37,000 in 2007 and 2006, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

Impaired loans are summarized as follows:

(in thousands) Year ended December 31,	2007	2006

Impaired loans at end of year	$1,191	$1,130
Impaired loans at end of year for which
allowances have been provided	1,191	1,130
Amount of allowances at end of year	556	450
Average impaired loans	1,176	1,251

Nonaccrual loans were $323,207 and zero at December 31, 2007 and 2006, respectively. As of December 31, 2006, approximately $13,000 of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

MORTGAGE LOAN SERVICING: The Bank services residential and other real estate loans for Alaska Housing Finance Corporation (“AHFC”), U.S. Government agencies, and institutional and private investors totaling $100,195,000 and $102,567,000 as of December 31, 2007 and 2006, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $154,000 and $151,000 for 2007 and 2006, respectively.

The amortized cost of mortgage servicing rights was $675,000 and $702,000 at December 31, 2007 and 2006, respectively. The amount of servicing assets recognized during 2007 was $81,000 and amortization was $108,000 for the year. The amount of servicing assets recognized during 2006 was $122,000 and amortization was $109,000 for the year. Management has determined that a valuation allowance for impairment is not required at December 31, 2007 or 2006.

RELATED PARTY LOANS: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $3,152,000 and $3,126,000 at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, new loans of this type were $117,000 and $445,000, respectively, and repayments were $91,000 and $58,000, respectively.

Note 6 – Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:

(in thousands) Year ended December 31,	2007	2006

Balance at beginning of year	$1,666	$1,448
Provision for loan losses	180	250
Loans charged off	(77)	(35)
Recoveries	14	3

Balance at end of year	$1,783	$1,666

Note 7 – Premises and Equipment

Following is a summary of premises and equipment:

(in thousands) December 31,	2007	2006

Land	$424	$424
Buildings	2,207	2,195
Leasehold improvements	3,633	3,498
Furniture, fixtures and equipment	2,940	2,790

	9,204	8,907
Less accumulated depreciation	(5,768)	(5,370)

	$3,436	$3,537

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounted to $398,000 and $311,000, respectively.

Note 8 – Deposits

Deposits in excess of $100,000 are not federally insured. Certificates of deposit exceeding $100,000 at December 31, 2007 and 2006 were $11,941,000 and $10,180,000, respectively, and the uninsured excess over $100,000 amounted to $4,341,000 and $3,581,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2007, are as follows:

(in thousands) Year ending December 31,

2008	$38,782
2009	4,526
2010	1,893
2011	1,966
2012 and thereafter	557

$47,724

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2007	2006

Interest-bearing demand	$102	$104
Money market	758	633
Savings	118	134
Certificates of deposit	2,170	1,787

	$3,148	$2,658

The weighted averages interest rates paid on deposits are as follows:

Year ended December 31,	2007	2006

Interest-bearing demand	0.35%	0.35%
Money market	3.13	3.09
Savings	0.69	0.75
Certificates of deposit	4.55	4.42

Deposits from the Company’s executive officers, directors, and their related companies were $2,249,000 and $2,188,000 at December 31, 2007 and 2006, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances consist of the following:

(dollars in thousands) December 31,	2007	2006

Overnight advances, 4.35%	$6,400	$2,500
Five-year amortizing advance, final maturity in
2008, 3.03%	71	671
Seven-year amortizing advance, final maturity in
2010, 3.62%	605	891
Putable advance, maturing in 2009, putable earlier
at discretion of FHLB, 6.13%	5,000	5,000
Four-year advance, maturing in 2010, 5.24%	1,500	1,500
Five-year advance, maturing in 2011, 5.26%	2,000	2,000
Seven-year advance, maturing in 2013, 5.30%	1,500	1,500

	$17,076	$14,062

FHLB advances at December 31, 2007 with final maturities of more than one year have scheduled maturities as follows:

(in thousands)
Year ending December 31,

2008	$356
2009	5,286
2010	1,534
2011	2,000
2012 and thereafter	1,500

Total	$10,676

The average balance of FHLB advances outstanding during 2007 and 2006 was $15,400,000 and $13,729,000, respectively. The maximum amount of advances outstanding at any month end during 2007 and 2006 was $20,193,000 and $18,952,000, respectively. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $46.9 million at December 31, 2007, of which $29.8 million was unused.

Note 10 – Stock-Based Compensation

STOCK OPTION PLAN: In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the Plans); one for key employees and one for directors of the Company. The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of Shares repurchased by the Company in te open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of Options granted under the Plan; plus (ii) any Shares surendered to the Company in payment of the exercise price of Options granted under the Plan. The Committee of the Plans shall determine the time or times at which an Option may be exercised. Previous option awards generally vest based on five years of continuous service. The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under both Plans shall not be less than 100% of the Market Value of a Share on the date of grant of such Option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock. The 2000 Stock Option Plan and the 2003 Stock Option Plan will terminate on July 2, 2010 and May 22, 2013, respectively.

In 2000, the Company’s shareholders approved the 2000 Stock Option Plan, providing for the granting of options on up to 65,542 shares. Options for 65,542 shares were granted in 2000, with an exercise price equal to the market price of the stock at the date of grant, or $9.75. Options on 3,400 shares were granted in 2003, replacing forfeitures, with an exercise price of $17.50.

In 2003, the Company’s shareholders approved the 2003 Stock Option Plan, providing for the granting of options on up to 32,000 shares. Options for 22,600 shares were granted in 2007, with an exercise price equal to the market price of the stock at the date of grant, or $25.50. Options become exercisable in five equal annual installments commencing one year after the date of grant, and unexercised options expire ten years after the date of grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for unvested grants as of December 31, 2007, was as follows:

Risk free interest rate	4.4%

Expected volatility	20.4%

Expected cash dividends	1.5%

Expected life	7	years

Following is a summary of the changes in stock options:

(in thousands)
Year ended December 31,			2007		2006

	Number of			Number of
	Options		Exercise Price	Options	Exercise Price

Stock options outstanding at
beginning of year	48,265		$9.75 - $17.50	60,320	$9.75 - $17.50
Granted	22,600		$25.50	-
Exercised	(13,200)		$9.75	(12,055)	$9.75 - $17.50
Forfeited	-			-

Stock options outstanding at
end of year	57,665		$9.75 - $25.50	48,265	$9.75 - $17.50

Options exercisable at end of
year	38,045		$9.75 - $25.50	46,905	$9.75 - $17.50

Options exercised during the year ended December 31, 2007 had an aggregate intrinsic value of $190,000. Stock options outstanding at December 31, 2007 are summarized as follows:

Weighted- Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Exercisable
				Number of Shares	Aggregate Intrinsic Value

$9.75	32,665	2.6	$400,146	32,665	$400,146
17.50	2,400	5.2	10,800	1,720	7,740
25.50	22,600	9.7	-	3,660	-

$16.25	57,665	3.7	$410,946	38,045	$407,886

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $41,000 and zero of compensation expense for the years ended December 31, 2007 and 2006, related to the unvested portion of options granted in prior years. Net of taxes for the years ended December 31, 2007 and 2006, this reduced net income by $16,000 and zero, respectively. The basic and diluted earnings per share basis effect in December 31, 2007 and 2006, was $0.07 and zero, respectively. There was $118,000 in unamortized stock-based compensation expense at December 31, 2007 with a weighted average expense period of 2.6 years.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. Recognized stock compensation expense was not reduced by estimated forfeitures because management believes the future effect to be minimal. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

MANAGEMENT RECOGNITION PLAN: In 2000, the Company’s shareholders approved the 2000 Management Recognition Plan, providing for the issuance of up to 26,217 shares of stock in the form of restricted stock awards. On July 20, 2000, 26,217 shares were granted with a total cost of $256,000, based on the market price of $9.75 per share. The shares vested in five equal annual installments in 2001 through 2005. No shares remained restricted at December 31, 2007 or 2006. Compensation expense related to the plan was zero for the years ended December 31, 2007 and 2006, respectively, including dividends on restricted shares.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law. Beginning in 2006, the Bank matches 100% of employee contributions of up to 4% of compensation. For the years ended December 31, 2007 and 2006, the Bank contributed $103,000 and $94,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) established in connection with the conversion to stock ownership. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees. Employees are vested in the plan over a seven-year period. Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan. At December 31, 2007 and 2006, 48,375 and 44,021 shares, respectively, were allocated to employees. The Company’s expense for the plan, including administrative expenses, amounted to $123,000 and $113,000 for the years ended December 31, 2007 and 2006, respectively. Unallocated shares had a market value of $89,000 and $201,000 at December 31, 2007 and 2006, respectively.

Note 12 – Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2007, are summarized as follows:

(in thousands) Year ending December 31,

2008	$444
2009	138
2010	115
2011	115
2012	115
2013 and thereafter	164

$1,091

Rent expense was $478,000 and $475,000 for the years ended December 31, 2007 and 2006, respectively. Rental income on owned premises amounted to $21,000 and $22,000 for the years ended December 31, 2007 and 2006, respectively.

Note 13 – Income Tax

The provision for income tax consisted of the following:

(in thousands) Year ended December 31,	2007	2006

Current tax expense:
Federal	$695	$535
State	123	111

Total current	818	646
Deferred tax (benefit) expense:
Federal	(194)	53
State	(34)	9

Total deferred	(228)	62

Income tax expense	$590	$708

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2007 and 2006) to tax expense, shown in the accompanying statements of income and changes in shareholders’ equity, is as follows:

(in thousands) Year ended December 31,	2007	2006

Income tax expense at statutory rate	$514	$601
Income tax effect of:
State income tax	91	106
Tax-exempt interest	(15)	(15)
Other	-	16

Income tax expense	$590	$708

Effective tax rate	39%	40%

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2007	2006

Deferred tax assets:
Bad debt reserves	$953	$832
Premises and equipment	8	-
Accrued vacation	69	66
Other	35	17

Gross deferred tax assets	1,065	915
Deferred tax liabilities:
Deferred loan fees, net	(70)	(123)
FHLB stock dividends	(625)	(571)
Premises and equipment	-	(20)
Other	(48)	(101)

Gross deferred tax liabilities	(743)	(815)

Net deferred tax assets	$322	$100

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2007 or 2006, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders’ equity as of December 31, 2007, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Bank adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ending December 31, 2007, 2006, 2005, and 2004 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of Income. During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007, beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, and December 31, 2007.

Note 14 – Commitments and Contingencies

COMMITMENTS: Commitments to extend credit, including lines of credit, totaled $9,731,000 and $12,543,000 at December 31, 2007 and 2006, respectively. Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $6,365,000 and $6,986,000 at December 31, 2007 and 2006, respectively. These amounts are excluded from the balance of loans at year end.

The Bank has deposits in other institutions in excess of $100,000 insured by the FDIC.

CONCENTRATIONS: More than 75% of all loans in the Bank’s portfolio are secured by real estate located in communities of Southeast Alaska.

Note 15 – Earnings per Share

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

Year ended
December 31,		2007			2006

	Net	Average	Earnings	Net	Average	Earnings
	Income	Shares	Per Share	Income	Shares	Per Share

Net income/average shares
issued	$922,000	655,415		$1,061,000	655,415
Treasury stock		(12,356)			(20,579)
Unvested stock awards		-			-
Unearned ESOP shares		(8,412)			(13,062)

Basic EPS	922,000	634,647	$1.45	1,061,000	621,774	$1.71
Incremental shares under
stock plans:
Stock awards		-			-
Stock options		26,216			28,178

Diluted EPS	$922,000	660,863	$1.40	$1,061,000	649,952	$1.63

Note 16 – Fair Value of Financial Instruments

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

(in thousands) December 31,		2007			2006

			Estimated			Estimated
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Financial Assets
Cash and cash equivalents	$9,100		$9,100	$8,579		$8,579
Investment securities available for sale	3,913		3,913	5,288		5,288
FHLB stock	1,784		1,784	1,784		1,784
Loans, including held for sale	168,426		170,919	159,116		158,958
Accrued interest receivable	978		978	927		927

Financial Liabilities
Demand and savings deposits	101,643		101,643	97,764		97,764
Certificates of deposit	47,724		48,166	47,437		47,308
FHLB Advances	17,076		17,441	14,062		14,247
Accrued interest payable	668		668	607		607

The estimated fair value of loan commitments is $(12,000) and $46,000 at December 31, 2007 and 2006, respectively. Although management is not aware of any subsequent events that would significantly affect the estimated fair value amounts as of December 31, 2007, such amounts have not been comprehensively revalued since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 17 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

PARENT COMPANY CONDENSED BALANCE SHEET

(in thousands) December 31,	2007	2006

Assets
Cash	$297	$487
Investment in subsidiary	18,372	17,218
Other assets	-	-

Total Assets	$18,669	$17,705

Liabilities and Shareholders’ Equity
Shareholders’ equity	$18,669	$17,705

Total Liabilities and Shareholders’ Equity	$18,669	$17,705

PARENT COMPANY CONDENSED INCOME STATEMENT

(in thousands) Year ended December 31,	2007	2006

Equity in earnings of subsidiary	$1,041	$1,169

Total income	1,041	1,169
Operating expenses, net	119	108

Income before income tax	922	1,061
Income tax	-	-

Net income	$922	$1,061

PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS

(in thousands) Year ended December 31,	2007	2006

Cash flows from operating activities:
Net income	$922	$1,061
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in earnings of subsidiary	(1,041)	(1,169)

Net cash used in operating activities	(119)	(108)

Cash flows from investing activities:
Distributions received from subsidiary	52	55

Net cash provided by investing activities	52	55

Cash flows from financing activities:
Issuance of common stock	128	125
Cash dividends paid	(251)	(224)

Net cash used in financing activities	(123)	(99)

Net increase (decrease) in cash	(190)	(152)
Cash at beginning of year	487	639

Cash at end of year	$297	$487

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No disagreement with the Company’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 8A(T). Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b) Report of Management on Internal Control over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records which, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007 is effective.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

                                                                                                                                                                                - 69 -

     (c) Changes in Internal Controls: In the year ended December 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 8B. Other Information

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned “Proposal I -- Election of Directors” in the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference. For information regarding the executive officers of the Company, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

     The Audit Committee consisting of Directors Milner (Chairman), Grant, Grummett and McDowell is responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Company’s independent auditors. The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined in the SEC’s Regulation S-B, by the Bank’s Board of Directors. Although the Company is not listed on Nasdaq, its Board of Directors has chosen to apply the definition of “independent “under the Nasdaq rules, as permitted by the SEC’s Regulation S-B. Using this definition, the Board has determined that Director Milner is independent.

Compliance with Section 16(a)

     Section 16(a) of the Exchange Act requires Company directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Reference is made to the cover page of this Annual Report on Form 10-KSB, and the information under the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

Code of Ethics

     The Board of Directors adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors, and employees, which is included as Exhibit 14 hereto. The Code of Ethics requires the Company’s officers, directors, and employees to maintain the highest standards of professional conduct. The Company has elected to provide a copy of its Code of Ethics without charge to anyone who requests it.

Shareholder Recommendations for Board Nominations

     No material changes have been made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. See the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Committees and Committee Charters" and "Stockholder Proposals" in the Proxy Statement, which are incorporated herein by reference.

Item 10. Executive Compensation

     The information contained under the sections captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

(c) Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2007.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants, and rights	reflected in column (a))

Equity compensation plans
approved by security
holders
Option plan	38,045	$16.25	-

Equity compensation plans
not approved by security
holders	-		-

Total	38,045		-

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

Item 13. Exhibits

(a)	Exhibits

	3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

	3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)

	10.1	Employment Agreement with Craig E. Dahl (3)

	10.2	Severance Agreement with Julie M. Pierce (8)

	10.3	Severance Agreement with Thomas C. Sullivan (3)

	10.4	Severance Agreement with Tammi L. Knight (3)

	10.5	Severance Agreement with John E. Robertson (5)

	10.6	Severance Agreement with Leslie D. Dahl (8)

	10.7	Severance Agreement with Christopher P. Bourque (8)

	10.8	Alaska Federal Savings Bank 401(k) Plan (1)

	10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)

	10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)

	10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)

	10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)

	14	Code of Ethics (7)

	21	Subsidiaries of the Registrant

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________________

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

(8)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

Item 14. Principal Accountant Fees and Services

     The information set forth under the section captioned “Proposal II -- Approval of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 2008, on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                         ALASKA PACIFIC BANCSHARES, INC.

                                                                                                                         /s/ Craig E. Dahl
                                                                                                                        Craig E. Dahl
                                                                                                                        President and Chief Executive Officer
                                                                                                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2008 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Roger Grummett	/s/ BethAnn Chapman
Roger Grummett	BethAnn Chapman
Chairman of the Board and Director	Director

/s/ Hugh N. Grant	/s/ William A. Corbus
Hugh N. Grant	William A. Corbus
Director	Director

/s/ Eric McDowell	/s/ Scott C. Milner
Eric McDowell	Scott C. Milner
Director	Director

/s/ Robert E. Allen, Jr.	/s/ William J. Schmitz
Robert E. Allen, Jr.	William J. Schmitz
Director	Director

73

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 21

Subsidiaries of the Registrant

Parent
Alaska Pacific Bancshares, Inc.

	Percentage	Jurisdiction or
Subsidiaries (a)	of Ownership	State of Incorporation
Alaska Pacific Bank	100%	United States

(a)	The operation of the Company’s wholly owned subsidiary is included in the Company’s Consolidated Financial Statements contained in Item 7 of this report on Form 10-KSB.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alaska Pacific Bancshares, Inc.

We consent to the incorporation by reference in Registration Statements No. 333-58798 and 333-147444 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated March 28, 2008, with respect to the consolidated balance sheets of Alaska Pacific Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended, which appear in the December 31, 2007, annual report on Form 10-KSB of Alaska Pacific Bancshares, Inc.

/s/ Moss Adams LLP

Spokane, Washington
March 28, 2008

Exhibit 31.1|

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

Date:	March 28, 2008	/s/Craig E. Dahl
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

Date:	March 28, 2008	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Company’s Annual Report on Form 10-KSB, I hereby certify that:

·	The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations.

March 28, 2008 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Company’s Annual Report on Form 10-KSB, I hereby certify that:

·	The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations.

March 28, 2008 Date	/s/ Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer