Form 10QSB
period 2008-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2008-05-14
CIK 1081860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

___ Transition report under Section 13 or 15(d) of the Exchange Act
            For the transition period from _____________ to ___________

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

             654,486 shares outstanding on March 31, 2008

Transitional Small Business Disclosure Format (check one):   Yes ___   No   X

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets

      Consolidated Statements of Income

      Consolidated Statements of Cash Flows

      Selected Notes to Condensed Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2008	2007

Assets
Cash and due from banks	$6,714	$7,110
Interest-earning deposits in banks	1,166	1,990

Total cash and cash equivalents	7,880	9,100
Investment securities available for sale, at fair value (amortized
cost: March 31, 2007 - $4,140; December 31, 2007 - $5,329)	3,777	3,913
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	3,269	2,920
Loans	169,084	165,506
Less allowance for loan losses	1,954	1,783

Loans, net	167,130	163,723
Accrued interest receivable	917	978
Premises and equipment, net	3,401	3,436
Other assets	1,446	1,628

Total Assets	$189,604	$187,482

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$24,235	$29,019
Interest-bearing demand	28,567	29,784
Money market	26,107	25,648
Savings	15,978	17,192
Certificates of deposit	61,571	47,724

Total deposits	156,458	149,367
Federal Home Loan Bank advances	11,834	17,076
Advances from borrowers for taxes and insurance	1,314	731
Accounts payable and accrued expenses	351	534
Accrued interest payable	736	668
Other liabilities	116	437

Total liabilities	170,809	168,813
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 654,486 shares outstanding at March 31,
2008 and 653,009 shares outstanding at December 31, 2007)	7	7
Additional paid-in capital	6,071	6,067
Treasury stock	(11)	(30)
Unearned Employee Stock Ownership Plan (“ESOP”) shares
	(41)	(41)
Retained earnings	12,763	12,675
Accumulated other comprehensive income (loss)	6	(9)

Total shareholders’ equity	18,795	18,669

Total Liabilities and Shareholders’ Equity	$189,604	$187,482

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)

		Three Months Ended
		March 31,

(in thousands, except per share data)	2008	2007

Interest Income
Loans	$3,103	$3,048
Investment securities	56	70
Interest-bearing deposits with banks	11	12

Total interest income	3,170	3,130
Interest Expense
Deposits	721	758
Federal Home Loan Bank advances	248	239

Total interest expense	969	997

Net Interest Income	2,201	2,133
Provision for loan losses	170	45

Net interest income after provision for
loan losses	2,031	2,088
Noninterest Income
Mortgage servicing income	42	42
Service charges on deposit accounts	170	156
Other service charges and fees	44	39
Mortgage banking income	81	91

Total noninterest income	337	328
Noninterest Expense
Compensation and benefits	1,264	1,227
Occupancy and equipment	364	359
Data processing	66	64
Professional and consulting fees	71	70
Marketing and public relations	84	76
Other	266	278

Total noninterest expense	2,115	2,074

Income before income tax	253	342
Income tax	99	137

Net Income	$ 154	$205

Earnings per share:
Basic	$0.24	$0.32
Diluted	0.23	0.31
Cash dividends per share	0.10	0.09

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,

(in thousands)	2008	2007

Operating Activities
Net income	$154	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	170	45
Depreciation and amortization	100	96
Amortization of fees, discounts, and premiums, net	(104)	(89)
Deferred income tax expense	-	15
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	(349)	398
Accrued interest receivable	61	127
Other assets	171	1
Advances from borrowers for taxes and insurance	583	625
Accrued interest payable	68	160
Accounts payable and accrued expenses	(183)	(156)
Other liabilities	(321)	71

Net cash provided by operating activities	358	1,498
Investing Activities
Maturities and principal repayments of investment securities available for sale	158	402
Loan originations, net of principal repayments	(3,469)	877
Purchase of premises and equipment	(65)	(124)

Net cash provided by (used in) investing activities	(3,376)	1,155
Financing Activities
Exercise of stock options	15	17
Net increase (decrease) in Federal Home Loan Bank advances	(5,242)	(1,022)
Net increase (decrease) in demand and savings deposits	(6,756)	(6,262)
Net increase in certificates of deposit	13,847	3,358
Cash dividends paid	(66)	(58)

Net cash provided by (used in) financing activities	1,798	(3,967)

Increase (decrease) in cash and cash equivalents	(1,220)	(1,314)
Cash and cash equivalents at beginning of period	9,100	8,579

Cash and cash equivalents at end of period	$7,880	$7,265

Supplemental information:
Cash paid for interest	$901	$837
Net cash paid for income taxes	-	230
Net change in unrealized gain on securities available for sale, net of tax	15	8
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2008 and 2007, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Fair Value Measurements – Adoption of SFAS 157 and SFAS 159

The Company adopted Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of January 1, 2008 .

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Unadjusted quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3 - Instruments whose significant value drivers are unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the first quarter of 2008.

	Fair Value Measurements Using

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

		(Dollars in thousands)
Recurring:

Securities available-for-sale	$3,777	$ –	$3,777	$ –

Other Mortgage Servicing Rights	1,010	–	1,010	–

Non-recurring:

Impaired Loans	5,612	–	5,612	–

Securities available-for-sale are measured at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. Market pricing is based upon specific CUSIP identification for each individual security. Level 1 securities include certain government sponsored entity securities and equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage backed securities, collateralized mortgage obligations, trust preferred securities and certain other government sponsored entity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Other mortgage servicing rights are measured at fair value on a recurring basis. These assets are classified as Level 2 where model-derived valuations whose inputs are observable or whose significant value drivers are observable. These assets are recorded at amortized cost.

Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 2 where model-derived valuations whose inputs are observable or whose significant value drivers are observable. Impaired loans were $6.5 million at March 31, 2008 with estimated reserves for impairment of $900,000.

Note 3 - Capital Compliance

At March 31, 2008, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework.

The following table summarizes the Bank's regulatory capital position and minimum requirements at March 31, 2008:

(dollars in thousands)

Tangible Capital:
Actual	$18,569	9.85%
Required	2,828	1.50

Excess	$15,741	8.35%

Core Capital:
Actual	$18,569	9.85%
Required	7,541	4.00

Excess	$11,028	5.85%

Total Risk-Based Capital:
Actual	$19,623	12.83%
Required	12,240	8.00

Excess	$7,383	4.83%

Note 4 – Earnings Per Share

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

Three Months
Ended March 31,		2008			2007

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Net income/average
shares issued	$154,000	655,415		$205,000	655,415
Treasury stock		(1,668)			(14,706)
Unearned ESOP shares		(4,058)			(8,412)

Basic EPS	154,000	649,690	$0.24	205,000	632,297	$0.32
Incremental shares
under stock option plan		16,657			27,995

Diluted EPS	$154,000	666,347	$0.23	$205,000	660,292	$0.31

Note 5 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months
	Ended
	March 31,

(in thousands)	2008	2007

Net income	$ 154	$205
Other comprehensive income	15	7

Comprehensive income	$ 169	$212

Note 6 – Impaired Loans

Impaired loans were $6.5 million and $1.2 million at March 31, 2008 and December 31, 2007, respectively. Estimated impairments of $900,000 and $556,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at March 31, 2008 and December 31, 2007.

Note 7 – Commitments

Commitments to extend credit, including lines of credit, total $10.1 million and $9.7 million at March 31, 2008 and December 31, 2007, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, total $4.1 million and $6.4 million at March 31, 2008 and December 31, 2007, respectively. These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market areas, the real estate market and changes in regulatory and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Financial Condition

Total assets of the Company at March 31, 2008 were $189.6 million, an increase of $2.1 million, or 1.1%, from $187.5 million at December 31, 2007. The increase is primarily the result of an increase in loans.

Loans (excluding loans held for sale) were $169.1 million at March 31, 2008, a $3.6 million, or 2.2%, increase from $165.5 million at December 31, 2007. Growth in the first quarter of 2008 was primarily in permanent commercial nonresidential loans ($4.2 million, or 9.4%), partially offset by a decrease in construction one-to-four family loans ($2.4 million, or 20.4%) .

Loans are summarized by category in the following table:

	March 31,	December 31,
(in thousands)	2008	2007

Real estate:
Permanent:
One-to-four-family	$41,699	$41,275
Multifamily	1,037	1,043
Commercial nonresidential	49,283	45,067
Land	7,111	6,321

Total permanent real estate	99,130	93,706
Construction:
One-to-four-family	9,272	11,648
Multifamily	716	719
Commercial nonresidential	10,892	11,564

Total construction	20,880	23,931
Commercial business	23,763	22,872
Consumer:
Home equity	19,578	19,128
Boat	3,909	3,974
Automobile	1,007	1,006
Other	817	889

Total consumer	25,311	24,997

Loans	$169,084	$165,506

Loans held for sale	$3,269	$2,920

Deposits increased $7.1 million, or 4.7%, to $156.5 million at March 31, 2008, compared with $149.4 million at December 31, 2007. Growth in the first quarter of 2008 was primarily in certificates of deposit ($13.8 million, or 29.0%), partially offset by decrease in noninterest-bearing demand deposits ($4.8 million, or 16.5%) .

To help meet loan demand in recent years, the Bank has been more aggressive in pricing certificates of deposit in its local markets and has used “CDARS” deposits as a supplemental source of funds. These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits. The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”). Included in certificates of deposit were CDARS deposits of $4.9 million at March 31, 2008 and $6.6 million at December 31, 2007.

The growth in certificates of deposit (CDs) in the first quarter of 2008 is attributable to deposits made by a public entity under a CD program for qualified Alaskan financial institutions. In accordance with the program guidelines, the CD rates are based on an index rate and are generally less expensive than brokered deposits. These program CDs are secured by irrevocable standby letters of credit issued by the Federal Home Loan Bank and the total amount of CDs are limited to 100% of the Bank’s capital. Total CDs under this program amounted to $18 million, 100% of the Bank’s capital, at March 31, 2008.

Results of Operations

Net Income. Net income for the first quarter of 2008 decreased $51,000, or 24.9%, to $154,000 ($.23 per diluted share) compared with $205,000 ($.31 per diluted share) for the first quarter of 2007.

For purposes of comparison, income might be separated into major components as follows:

	Three Months Ended
		March 31,

			Income
			Incr.
(in thousands)	2008	2007	(Decr.)

Net interest income	$ 2,201	$2,133	$68
Noninterest income,
excluding mortgage
banking income	256	237	19
Mortgage banking
income	81	91	(10)
Provision for loan losses	(170)	(45)	(125)
Noninterest expense	(2,115)	(2,074)	(41)

Income before income
tax	253	342	(89)
Income tax	(99)	(137)	38

Net income	$ 154	$205	$(51)

Net Interest Income. Net interest income for the first quarter of 2008 increased $68,000 (3.2%) compared with the first quarter of 2007. The net interest margin on average interest-earning assets for the first quarter of 2008 and 2007 was 5.00% and 5.12%, respectively.

The increase in net interest income was primarily attributable to growth in loans and one additional day of interest earnings in 2008 compared with 2007, offset with declining yields on loans and other earning assets. Average loans increased $10.0 million (6.3%) for the first quarter of 2008 compared with the first quarter of 2007. At the same time, the overall yield on average earning assets decreased 31 basis points (“bp”) for the first quarter to 7.20% compared with the first quarter of 2007. For loans, the largest component of earning assets, the yield decreased 32 bp to 7.35% compared with first quarter of 2007. Despite continued increasing proportion of higher-cost certificates of deposit, money market deposits and FHLB advances, the cost of average interest bearing liabilities declined 18bp to 2.78% for the first quarter of 2008 compared with the first quarter of 2007 due to declining interest rates. The interest rate spread is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities decreased 13 bp to 4.42% for the first quarter compared to the first quarter of 2007.

Provision for Loan Losses. The provision for loan losses increased to $170,000 for the first quarter of 2008, compared with $45,000 for the first quarter of 2007. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. Net loan chargeoffs (recoveries) were ($1,000) for the first quarter of 2008 compared with $18,000 for the first quarter of 2007.

Noninterest Income. Excluding mortgage banking income, noninterest income for the first quarter of 2008 increased $19,000 (8.0%) to $256,000 compared with $237,000 for the first quarter of 2007. The increase is primarily in service charges on deposit accounts associated with increases and additional service charge fees.

Mortgage banking income decreased $10,000 to $81,000 in the first quarter of 2008 compared with the first quarter of 2007.

Noninterest Expense. Noninterest expense for the first quarter of 2008 increased $41,000 (2.0%) compared with the first quarter of 2007. The increase is primarily related to higher compensation and benefits expense resulting from filling previously vacant or new positions in mortgage loans, commercial loans and operations, along with normal increases in compensation and other operating costs. This increase also included a 22% increase in health benefits costs.

Asset Quality

Nonaccrual loans were $3.4 million at March 31, 2008, compared with $941,000 at March 31, 2007.

Loans with balances totaling $6.5 million at March 31, 2008 and $1.2 million at December 31, 2007 were considered to be impaired. This change relates directly to three specific participation loans located outside of Alaska, which are not performing as agreed.

Management is in the process of evaluating these loans along with the other participating banks. Total estimated impairments of $900,000 and $556,000, respectively, were recognized on these loans in evaluating the adequacy of the allowance for loan losses.

The largest impaired loan at March 31, 2008 was a $2.5 million commercial real estate loan for a land development project in Utah.

The Bank had no real estate owned or repossessed assets at March 31, 2008 or 2007.

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

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $47 million at March 31, 2008. The line is secured by a blanket pledge of the Company’s assets. At March 31, 2008, there was $11.8 million outstanding on the line and an additional $18.1 million of the borrowing line was committed to secure public deposits.

At March 31, 2008, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2008. See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2008.

Recent Accounting Pronouncements

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

On November 5, 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 109, which supersedes SAB 105. In a manner consistent with Statements 156 and 159, SAB 109 requires a company to include expected net future cash flows related to the associated servicing of the loan in the measurement of its written loan commitments that are accounted for at fair value through earnings.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-KSB, based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2007 is effective.

In addition, our independent accountants, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2009, must report on management's evaluation of its internal control over financial reporting. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended March 31, 2008, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 3A(T). Controls and Procedures

Information regarding internal control over financial reporting has been set forth in Item 3. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II.		OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2008, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)

10.1	Employment Agreement with Craig E. Dahl (3)

10.2	Severance Agreement with Julie M. Pierce (8)

10.3	Severance Agreement with Thomas C. Sullivan (3)

10.4	Severance Agreement with Tammi L. Knight (3)

10.5	Severance Agreement with John E. Robertson (5)

10.6	Severance Agreement with Leslie D. Dahl (8)

10.7	Severance Agreement with Christopher P. Bourque (8)

10.8	Alaska Federal Savings Bank 401(k) Plan (1)

10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)

10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)

10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)

10.12	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)

10.13	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)

14	Code of Ethics (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

________________

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827).

(2)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.

(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.

(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.

(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

(8)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Alaska Pacific Bancshares, Inc.

May 14, 2008                                /s/Craig E. Dahl
      Date                                        Craig E. Dahl
                                                     President and Chief Executive Officer

May 14, 2008                               /s/Julie M. Pierce
     Date                                         Julie M. Pierce
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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 14, 2008	/s/Craig E. Dahl
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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 14, 2008	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 that:

·	The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

May 14, 2008 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-QSB, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 that:

·	The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities
Exchange Act of 1934, as amended, and

·	The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

May 14, 2008 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer