Form 10-Q
period 2008-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2008-08-15
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _____________ to ___________

Commission file number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801
(Address of Principal Executive Offices)

(907) 789-4844
(Registrant’s telephone number, including area code)

NA
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	_____	Accelerated filer	______
Non-accelerated filer	_____	Smaller reporting company	__X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No   X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                                             654,486 shares outstanding on June 30, 2008

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
 Selected Notes to Condensed Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2008	2007

Assets
Cash and due from banks	$7,530	$7,110
Interest-earning deposits in banks	1,119	1,990

Total cash and cash equivalents	8,649	9,100
Investment securities available for sale, at fair value (amortized
cost: June 30, 2008 - $3,472; December 31, 2007 - $3,928)	3,439	3,913
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	3,369	2,920
Loans	175,767	165,506
Less allowance for loan losses	3,564	1,783

Loans, net	172,203	163,723
Accrued interest receivable	890	978
Premises and equipment, net	3,322	3,436
Repossesed assets	556	-
Other assets	2,126	1,628

Total Assets	$196,338	$187,482

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$29,566	$29,019
Interest-bearing demand	28,718	29,784
Money market	29,187	25,648
Savings	15,757	17,192
Certificates of deposit	56,625	47,724

Total deposits	159,853	149,367
Federal Home Loan Bank advances	14,862	17,076
Advances from borrowers for taxes and insurance	1,790	731
Accounts payable and accrued expenses	424	534
Accrued interest payable	676	668
Other liabilities	783	437

Total liabilities	178,388	168,813
Shareholders’ Equity:
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 654,486 shares outstanding at June 30,
2008 and 653,009 shares outstanding at December 31, 2007)	7	7
Additional paid-in capital	6,078	6,067
Treasury stock	(11)	(30)
Unearned Employee Stock Ownership Plan (“ESOP”) shares
	(41)	(41)
Retained earnings	11,937	12,675
Accumulated other comprehensive loss	(20)	(9)

Total shareholders’ equity	17,950	18,669

Total Liabilities and Shareholders’ Equity	$196,338	$187,482

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2008	2007	2008	2007

Interest Income
Loans	$2,992	$3,232	$6,095	6,280
Investment securities	54	67	110	137
Interest-bearing deposits with banks	6	11	17	23

Total interest income	3,052	3,310	6,222	6,440
Interest Expense
Deposits	668	776	1,389	1,534
Federal Home Loan Bank advances	175	249	423	488

Total interest expense	843	1,025	1,812	2,022

Net Interest Income	2,209	2,285	4,410	4,418
Provision for loan losses	1,610	45	1,780	90

Net interest income after provision for	599	2,240	2,630	4,328
loan losses
Noninterest Income
Mortgage servicing income	43	41	85	83
Service charges on deposit accounts	186	165	356	321
Other service charges and fees	48	52	92	91
Mortgage banking income	84	77	165	168
Other noninterest income	56	-	56	-

Total noninterest income	417	335	754	663
Noninterest Expense
Compensation and benefits	1,278	1,254	2,542	2,481
Occupancy and equipment	373	361	737	720
Data processing	74	61	140	125
Professional and consulting fees	143	61	214	131
Marketing and public relations	97	75	181	151
Other	274	320	540	598

Total noninterest expense	2,239	2,132	4,354	4,206

Income (loss) before income tax	(1,223)	443	(970	785
Income tax expense (benefit)	(462)	162	(363	299

Net Income (Loss)	$(761)	$281	$(607	486

Earnings (Loss) per share:
Basic	$(1.17)	$.44	$(.93	.77
Diluted	(1.14)	.43	(.91	.74
Cash dividends per share	.10	.10	.20	.19

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
		June 30,

(in thousands)	2008		2007

Operating Activities
Net income (loss)	$(607)		$486
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,780		90
Depreciation and amortization	198		195
Amortization of fees, discounts, and premiums, net	(207)		(166)
Deferred income tax expense	-		31
Stock compensation expense	15		-
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	(449)		(168)
Accrued interest receivable	88		129
Other assets	(491)		(991)
Advances from borrowers for taxes and insurance	1,059		1,148
Accrued interest payable	8		76
Accounts payable and accrued expenses	(110)		(16)
Other liabilities	346		83

Net cash provided by operating activities	1,630		897
Investing Activities
Maturities and principal repayments of investment securities available for sale	449		716
Loan originations, net of principal repayments	(10,602)		(4,538)
Purchase of premises and equipment	(84)		(247)

Net cash used in investing activities	(10,237)		(4,069)
Financing Activities
Exercise of stock options	15		17
Net increase (decrease) in Federal Home Loan Bank advances	(2,214)		4,057
Net increase (decrease) in demand and savings deposits	1,585		5,286
Net increase (decrease) in certificates of deposit	8,901		(1,100)
Cash dividends paid	(131)		(122)

Net cash provided by financing activities	8,156		8,138

Increase (decrease) in cash and cash equivalents	(451)		4,966
Cash and cash equivalents at beginning of period	9,100		8,579

Cash and cash equivalents at end of period	$8,649	$ 13,545

Supplemental information:
Cash paid for interest	$1,804		$1,946
Net cash paid for income taxes	112		700
Loans foreclosed and transferred to foreclosure	556		-
Net change in unrealized loss on securities available for sale, net of tax	(11)		(18)
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2008 and 2007, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on net income.

Note 2 - Fair Value Measurements – Adoption of SFAS 157 and SFAS 159

On January 1, 2008, the Company adopted the provisions of FASB Statement 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). In accordance with FAS 159, the Company, at its option, can value assets and liabilities at fair value on an instrument-by-instrument basis with changes in the fair value recorded in earnings. The Company elected not to value any additional assets or liabilities at fair value in accordance with FAS 159.

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

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the second quarter of 2008.

	Fair Value Measurements Using

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Recurring:
Securities available-for-sale	$3,439	$ –	$3,439	$ –
Other Mortgage Servicing Rights	1,010	–	1,010	–
Non-recurring:
Impaired Loans	3,862	–	3,862	–

FASB Staff Position No. FAS 157-2 delayed the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis to fiscal years beginning after November 15, 2008. As a result, certain assets and liabilities, such as other real estate owned, that may be recognized or disclosed at fair value have been omitted from the above disclosures.

Securities available-for-sale are measured at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. Market pricing is based upon specific CUSIP identification for each individual security. Level 1 securities include certain government sponsored entity securities and equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage backed securities, collateralized mortgage obligations, trust preferred securities and certain other government sponsored entity securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Changes in fair market value are recorded in other comprehensive income, as the securities are available for sale.

Other mortgage servicing rights are measured at fair value on a recurring basis. These assets are classified as Level 2 where model-derived valuations whose inputs are observable or whose significant value drivers are observable. These assets are recorded at amortized cost.

Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 2 where model-derived valuations whose inputs are observable or whose significant value drivers are observable. Impaired loans were $6.2 million at June 30, 2008 with estimated reserves for impairment of $2.4 million.

Note 3 - Capital Compliance

At June 30, 2008, the Bank exceeded each of the three current minimum regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at June 30, 2008:

(dollars in thousands)

Tangible Capital:
Actual	$17,877	9.15%
Required	2,929	1.50

Excess	$14,948	7.65%

Core Capital:
Actual	$17,877	9.15%
Required	7,812	4.00

Excess	$10,065	5.15%

Total Risk-Based Capital:
Actual	$19,076	11.75%
Required	12,985	8.00

Excess	$6,091	3.75%

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

Three Months
Ended June 30,		2008			2007

			Earnings			Earnings
	Net	Average	Per	Net	Average	Per
	Loss	Shares	Share	Income	Shares	Share

Net income
(loss)/average
shares issued	$(761,000)	655,415		$281,000	655,415
Treasury stock		(929)			(13,806)
Unearned ESOP
shares		(4,058)			(8,412)

Basic EPS	(761,000)	650,428	$(1.17)	281,000	633,197	$0.44
Incremental shares
under stock option
plan		16,298			27,705

Diluted EPS	$(761,000)	666,726	$(1.14)	$281,000	660,902	$0.43

Six Months
Ended June 30,		2008			2007

	Net		Earnings			Earnings
	Income	Average	Per	Net	Average	Per
	Loss	Shares	Share	Income	Shares	Share

Net income
(loss)/average
shares issued	$(607,000)	655,415		$486,000	655,415
Treasury stock		(1,298)			(14,256)
Unearned ESOP
shares		(4,058)			(8,412)

Basic EPS	(607,000)	650,059	$(0.93)	486,000	632,747	$0.77
Incremental shares
under stock option
plan		16,479			27,856

Diluted EPS	$(607,000)	666,538	$(0.91)	$486,000	660,603	$0.74

Note 5 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income (loss) is calculated in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(in thousands)	2008	2007	2008	2007

Net income (loss)	$(761)	$281	$(607)	$486
Other comprehensive income (loss)	(26)	(25)	(11)	(18)

Comprehensive income (loss)	$(787)	$256	$(617)	$468

Note 6 – Impaired Loans

Impaired loans were $6.2 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively. Estimated impairments of $2.4 million and $556,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at June 30, 2008 and December 31, 2007.

Note 7 – Commitments

Commitments to extend credit, including lines of credit, totaled $9.9 million and $9.7 million at June 30, 2008 and December 31, 2007, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $3.2 million and $6.4 million at June 30, 2008 and December 31, 2007, respectively. These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, the credit risk of lending activities, including changes in the level and trend of loan delinquencies and write-offs; results of examinations by our banking regulators; interest rate fluctuations; economic conditions in the Company’s primary market area; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Financial Condition

Total assets of the Company at June 30, 2008 were $196.3 million, an increase of $8.8 million, or 4.7%, from $187.5 million at December 31, 2007. The increase is primarily the result of an increase in loans.

Loans (excluding loans held for sale) were $175.8 million at June 30, 2008, a $10.3 million, or 6.2%, increase from $165.5 million at December 31, 2007. Growth in the first half of 2008 was primarily in permanent commercial nonresidential loans ($11.8 million, or 26.2%), and commercial business loans ($3.5 million, or 15.3%) partially offset by a decrease in construction one-to-four family loans ($3.1 million, or 26.7%) and construction commercial nonresidential loans ($3.1 million, or 27.2%) .

Loans are summarized by category in the following table:

	June 30,	December 31,
(in thousands)	2008	2007

Real estate:
Permanent:
One-to-four-family	$40,051	$41,275
Multifamily	1,903	1,043
Commercial nonresidential	56,876	45,067
Land	7,231	6,321

Total permanent real estate	106,061	93,706
Construction:
One-to-four-family	8,533	11,648
Multifamily	713	719
Commercial nonresidential	8,419	11,564

Total construction	17,665	23,931
Commercial business	26,372	22,872
Consumer:
Home equity	19,711	19,128
Boat	4,154	3,974
Automobile	1,029	1,006
Other	775	889

Total consumer	25,669	24,997

Loans	$175,767	$165,506

Loans held for sale	$3,369	$2,920

Deposits increased $10.5 million, or 7.0%, to $159.9 million at June 30, 2008, compared with $149.4 million at December 31, 2007. Growth in the first half of 2008 was primarily in certificates of deposit ($8.9 million, or 18.7%) and money market accounts ($3.5 million, or 13.8%), partially offset by decrease in savings deposits ($1.4 million, or 8.3%) .

To help meet loan demand in recent years, the Bank has been more aggressive in pricing certificates of deposit in its local markets and has used “CDARS” deposits as a supplemental source of funds. These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits. The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”). Included in certificates of deposit were CDARS deposits of $4.1 million at June 30, 2008 and $6.6 million at December 31, 2007.

The growth in certificates of deposit (CDs) in the first half of 2008 is attributable to deposits made by a public entity under a CD program for qualified Alaskan financial institutions. In accordance with the program guidelines, the CD rates are based on an index rate and are generally less expensive than brokered deposits. These program CDs are secured by irrevocable standby letters of credit issued by the Federal Home Loan Bank and the total amount of CDs are limited to 100% of the Bank’s capital. Total CDs under this program amounted to $15 million, approximately 84% of the Bank’s capital, at June 30, 2008.

Results of Operations

Net Income (Loss). Net loss for the second quarter of 2008 was $761,000, or ($(1.14) per diluted share) compared with net income of $281,000 ($.43 per diluted share) for the second quarter of 2007. For the first half of 2008, net income decreased $1.1 million, to a net loss of $(607,000) compared with net income of $486,000 for the first half of 2007. The decrease in income is due primarily to an increase of $1.7 million in provision for loan losses.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended			Six Months Ended
		June 30,			June 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2008	2007	(Decr.)	2008	2007	(Decr.)

Net interest income	$2,209	$2,285	$(76)	$4,410	$4,418	$(8)
Noninterest income,
excluding mortgage
banking income	333	258	75	589	495	94
Mortgage banking
income	84	77	7	165	168	(3)
Provision for loan losses	(1,610)	(45)	(1,565)	(1,780)	(90)	(1,690)
Noninterest expense	(2,239)	(2,132)	(107)	(4,354)	(4,206)	(148)

Income (loss) before
income tax	(1,223)	443	(1,666)	(970)	785	(1,755)
Income tax benefit
(expense)	462	(162)	624	363	(299)	662

Net income (loss)	$(761)	$281	$(1,042)	$(607)	$486	$(1,093)

Net Interest Income. Net interest income for the second quarter of 2008 decreased $76,000 (3.3%) compared with the second quarter of 2007. For the first half of 2008, net interest income decreased $8,000 (0.2%) compared with the first half of 2007. The net interest margin on average interest-earning assets for the second quarter and first half of 2008 was 4.85% and 4.92%, respectively, compared with 5.38% and 5.25%, respectively, in the comparable periods in 2007.

The decrease in net interest income was primarily attributable to lost interest on non-accrual loans. Average loans increased $13.5 million (8.3%) for the second quarter of 2008 compared with the second quarter of 2007. At the same time, the overall yield on average earning assets decreased 110 basis points (“bp”) for the second quarter to 6.70% compared with the second quarter of 2007. For loans, the largest component of earning assets, the yield decreased 116 bp to 6.81% compared with second quarter of 2007. While higher-cost certificates of deposit and money market deposits increased, overnight borrowing balances decreased and the cost of average interest bearing liabilities declined 71bp to 2.33% for the second quarter of 2008 compared with the second quarter of 2007. The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased 40 bp to 4.36% for the second quarter compared to the second quarter of 2007.

Provision for Loan Losses. The provisions for loan losses increased to $1.6 million for the second quarter of 2008 and $1.8 million for the first half of 2008, compared with $45,000 and $90,000 for the second quarter and first half of 2007, respectively. The increase in the Bank’s loan loss provision and allowance for loan losses was in response to problems with three participation loans on projects located outside of Alaska. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level adequate to absorb losses inherent in the loan portfolio. There were not any net loan charge offs (recoveries) for the second quarter of 2008 and ($1,000) for the first half of 2008, compared with ($1,000) and $17,000, respectively, during the comparable periods in 2007.

Noninterest Income. Excluding mortgage banking income, noninterest income for the second quarter of 2008 increased $75,000 (29.1%) to $333,000 compared with $258,000 for the second quarter of 2007, and increased $94,000 to $589,000 in the first half of 2008, each in comparison with 2007. The increase is primarily in service charges on deposit accounts associated with increases in service charge fee rates and additional types of service charge fees. Additionally, non-recurring income of $56,000 was recognized from the cash proceeds received on shares redeemed associated with the Company’s ownership in VISA and VISA’s initial public offering and business combination.

Mortgage banking income increased $7,000 to $84,000 in the second quarter of 2008 and decreased $3,000 to $165,000 in the first half of 2008, each compared with the comparable periods in 2007.

Noninterest Expense. Noninterest expense for the second quarter of 2008 increased $107,000 (5.0%) and for the first half of 2008 increased $148,000 (3.5%) each in comparison with the comparable periods of 2007. The increases are primarily related to increases in compensation and benefits and professional service fees.

Asset Quality

Nonaccrual loans were $5.6 million at June 30, 2008, compared with $323,000 at December 31, 2007. The $5.3 million increase in nonaccrual loans relates to the addition of three participation loans that totaled $4.8 million and two commercial business loans that total $700,000 offset with the resolution of one mortgage loan for $300,000.

At June 30, 2008 and December 31, 2007, the Bank had impaired loans of $6.2 million and $1.2 million, respectively. A specific allowance for estimated impairments of $2.4 million and $556,000, respectively, was established for these loans. The $5.0 million increase in impaired loans relates to three participation loans that are not performing as agreed and an increase in impaired loan balance associated with three commercial business loans to one borrower. The impaired loan balance associated with the commercial loans to one borrower was $1.4 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively. While the commercial loans are performing as agreed, due to financial difficulties that the borrower has encountered, management has estimated impairment of $500,000 and $547,000 at June 30, 2008 and December 31, 2007, respectively, based on a deficiency in collateral value. The three participation loans total $4.8 million and are located outside of Alaska. Management is in the process of evaluating these loans along with the other participating banks. The largest of the three participation loans is a loan of $2.5 million between 42 community banks for a multi-use commercial/residential condominium project located in Orem, Utah. Construction on the project has ceased, the loan is not performing as agreed and based on estimated value of “as is” collateral and other considerations, management has estimated impairment of $1.3 million on this loan. A second participation loan of $500,000 is for a residential/non-commercial condominium marina project in Portland, Oregon. Construction on the project has ceased, the loan is not performing as agreed and based on estimated value of “as is” collateral and other considerations, management has estimated impairment of $265,000 on this loan. The third participation loan of $1.8 million is for a residential lot subdivision development project in Vancouver, Washington. The loan is not performing as agreed and based on estimated value of collateral and other considerations, management has estimated impairment of $350,000 on this loan. Management has estimated potential impairment of $1.9 million for these three loans in its assessment of the adequacy of the allowance for loan losses at June 30, 2008.

The Bank had $556,000 of repossessed assets at June 30, 2008, compared with none at December 31, 2007. The addition consists of road building heavy equipment repossessed from a construction company.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The allowance is based on two principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and can be estimated; and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates. For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-Q.

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

In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $49 million at June 30, 2008. The line is secured by a blanket pledge of the Company’s assets. At June 30, 2008, there was $14.9 million outstanding on the line and an additional $15.1 million of the borrowing line was committed to secure public deposits.

At June 30, 2008, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2008. See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In addition, our independent accountants, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, must report on management's evaluation of its internal control over financial reporting. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended June 30, 2008, the registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 4(T). Controls and Procedures

Information regarding internal control over financial reporting has been set forth in Item 4. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2008, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors
Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 2008. The results of the vote on the matters presented at the Meeting were as follows:

1	.	The following individuals were elected as directors:

			Vote For	Vote Withheld
		Craig E. Dahl	512,036	21,621
		Eric McDowell	515,671	17,986
		Hugh N. Grant	511,136	22,521
		Maxwell S. Rule	485,698	47,959

2.	The appointment of Moss Adams LLP as the Company’s independent auditors for the year ending December 31, 2008 was approved by the following vote:

For	Against	Abstain
522,666	6,563	4,428

Item 5.	Other Information
None

Item 6.	Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Bylaws of Alaska Pacific Bancshares, Inc. (2)
10.1	Employment Agreement with Craig E. Dahl (3)
10.2	Severance Agreement with Julie M. Pierce (8)
10.3	Severance Agreement with Thomas C. Sullivan (3)
10.4	Severance Agreement with Tammi L. Knight (3)
10.5	Severance Agreement with John E. Robertson (5)
10.6	Severance Agreement with Leslie D. Dahl (8)
10.7	Severance Agreement with Christopher P. Bourque (8)
10.8	Alaska Federal Savings Bank 401(k) Plan (1)
10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (3)
10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (3)
10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (4)
10.12	Alaska Pacific Bancshares, Inc. 2000 Management Recognition Plan (4)
10.13	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (6)
14	Code of Ethics (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

________________

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827).
(2)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(5)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(6)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(7)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(8)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Alaska Pacific Bancshares, Inc.

August 14, 2008 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

August 14, 2008 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig E. Dahl, President and Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	/s/Craig E. Dahl
Craig E. Dahl
President and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Julie M. Pierce, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2008 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

August 14, 2008 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

August 14, 2008 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer