Form 10-Q
period 2008-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2008-11-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

    X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

____ Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	__X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____  No __X  _
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                           654,486 shares outstanding on November 1, 2008

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
Item 4T. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

September 30,		December 31,
(dollars in thousands)	2008	2007

Assets
Cash and due from banks	$8,151	$7,110
Interest-earning deposits in banks	14,364	1,990

Total cash and cash equivalents	22,515	9,100
Investment securities available for sale, at fair value (amortized cost:
September 30, 2008 - $3,323; December 31, 2007 - $3,928)	3,316	3,913
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	1,608	2,920
Loans	174,380	165,506
Less allowance for loan losses	(4,746)	(1,783)

Loans, net	169,634	163,723
Accrued interest receivable	905	978
Premises and equipment, net	3,249	3,436
Repossessed assets	362	-
Other assets	3,063	1,628

Total Assets	$206,436	$187,482

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$34,419	$29,019
Interest-bearing demand	33,731	29,784
Money market	31,934	25,648
Savings	18,730	17,192
Certificates of deposit	58,506	47,724

Total deposits	177,320	149,367
Federal Home Loan Bank advances	10,391	17,076
Advances from borrowers for taxes and insurance	276	731
Accounts payable and accrued expenses	502	534
Accrued interest payable	604	668
Other liabilities	108	437

Total liabilities	189,201	168,813
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no
shares issued and outstanding at September 30, 2008)	-	-
Common stock ($0.01 par value; 20,000,000 shares authorized;
655,415 shares issued; 654,486 shares outstanding at September 30,
2008 and 653,009 shares outstanding at December 31, 2007)	7	7
Additional paid-in capital	6,085	6,067
Treasury stock	(11)	(30)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(41)	(41)
Retained earnings	11,199	12,675
Accumulated other comprehensive loss	(4)	(9)

Total shareholders’ equity	17,235	18,669

Total Liabilities and Shareholders’ Equity	$206,436	$187,482

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
	(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(in thousands, except per share data)	2008	2007	2008	2007

Interest Income
Loans	$2,997	$3,267	$9,092	$9,547
Investment securities	48	62	158	199
Interest-bearing deposits with banks	19	24	36	47

Total interest income	3,064	3,353	9,286	9,793
Interest Expense
Deposits	639	811	2,028	2,345
Federal Home Loan Bank advances	159	181	582	669

Total interest expense	798	992	2,610	3,014

Net Interest Income	2,266	2,361	6,676	6,779
Provision for loan losses	1,426	45	3,206	135

Net interest income after provision for	840	2,316	3,470	6,644
loan losses
Noninterest Income
Mortgage servicing income	40	29	125	112
Service charges on deposit accounts	182	166	538	487
Other service charges and fees	46	72	138	163
Mortgage banking income	46	92	211	260
Other noninterest income	-	-	56	-

Total noninterest income	314	359	1,068	1,022
Noninterest Expense
Compensation and benefits	1,208	1,319	3,750	3,800
Occupancy and equipment	368	353	1,105	1,073
Data processing	56	64	196	189
Professional and consulting fees	144	75	358	206
Marketing and public relations	77	75	258	226
Repossessed property	88	-	88	-
Other	293	388	833	986

Total noninterest expense	2,234	2,274	6,588	6,480

Income (loss) before income tax	(1,080)	401	(2,050)	1,186
Income tax expense (benefit)	(408)	152	(771)	451

Net Income (loss)	$(672)	$249	$(1,279)	$735

Earnings (Loss) per share:
Basic	$(1.03)	$.39	$(1.97)	$1.16
Diluted	(1.03)	.38	(1.97)	1.11
Cash dividends per share	-	.10	.20	.29

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

		Nine Months Ended
		September 30,

(in thousands)	2008	2007

Operating Activities
Net income (loss)	$(1,279)	$735
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for loan losses	3,206	135
Depreciation and amortization	296	296
Amortization of fees, discounts, and premiums, net	(283)	(242)
Deferred income tax expense	-	47
Stock compensation expense	22	-
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	1,312	(871)
Accrued interest receivable	73	(43)
Other assets	(1,438)	(1,040)
Advances from borrowers for taxes and insurance	(455)	(531)
Accrued interest payable	(64)	220
Accounts payable and accrued expenses	(32)	73
Other liabilities	(329)	(49)

Net cash provided by (used in) operating activities	1,029	(1,270)
Investing Activities
Maturities and principal repayments of investment securities available for sale	594	1,180
Loan originations, net of principal repayments	(9,185)	(2,018)
Purchase of premises and equipment	(109)	(270)

Net cash used in investing activities	(8,700)	(1,108)
Financing Activities
Proceeds from exercise of stock options	15	27
Net increase (decrease) in Federal Home Loan Bank advances	(6,685)	(3,164)
Net increase (decrease) in demand and savings deposits	17,171	5,094
Net increase (decrease) in certificates of deposit	10,782	4,034
Cash dividends paid	(197)	(186)

Net cash provided by financing activities	21,086	5,805

Increase in cash and cash equivalents	13,415	3,427
Cash and cash equivalents at beginning of period	9,100	8,579

Cash and cash equivalents at end of period	$22,515	$12,006

Supplemental information:
Cash paid for interest	$2,674	$2,794
Net cash paid for income taxes	332	950
Loans foreclosed and transferred to repossessed assets	362	-
Net change in unrealized loss on securities available for sale, net of tax	5	(3)
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2008 and 2007, are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the third quarter of 2008.

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

Securities available-for-sale are recorded at fair value on a recurring basis. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable instruments with similar characteristics or discounted cash flows. Changes in fair market value are recorded in other comprehensive income, as the securities are available for sale.

Mortgage servicing rights (MSR) are measured at fair value on a recurring basis. These assets are classified as Level 2 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent broker on an annual basis. The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows. The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.

Current market rates are utilized for discounting the future cash flows. Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. These assets are recorded at amortized cost.

Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 3 where significant value drivers are unobservable. The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Impaired loans were $14.6 million at September 30, 2008 with estimated reserves for impairment of $3.2 million.

Note 3 - Capital Compliance

At September 30, 2008, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements at September 30, 2008:

(dollars in thousands)

Tangible Capital:
Actual	$17,035	8.29%
Required	3,083	1.50

Excess	$13,952	6.79%

Core Capital:
Actual	$17,035	8.29%
Required	8,222	4.00

Excess	$8,813	4.29%

Total Risk-Based Capital:
Actual	$18,564	11.53%
Required	12,880	8.00

Excess	$5,684	3.53%

Note 4 – Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period less treasury stock and unallocated and not yet committed to be released ESOP shares (“unearned ESOP shares”). Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from stock options, determined by the treasury stock method.

Three Months
Ended September 30,		2008			2007

			Loss			Earnings
	Net	Average	Per	Net	Average	Per
	Loss	Shares	Share	Income	Shares	Share

Net income
(loss)/average
shares issued	$(672,000)	655,415		$249,000	655,415
Treasury stock		(929)			(13,306)
Unearned ESOP
shares		(4,058)			(8,412)

Basic EPS	(672,000)	650,428	$(1.03)	249,000	633,697	$0.39
Incremental shares
under stock option
plan		-			27,619

Diluted EPS	$(672,000)	650,428	$(1.03)	$249,000	661,316	$0.38

Nine Months
Ended September 30,		2008			2007

			Loss			Earnings
	Net	Average	Per	Net	Average	Per
	Loss	Shares	Share	Income	Shares	Share

Net income
(loss)/average
shares issued	$(1,279,000)	655,415		$735,000	655,415
Treasury stock		(1,175)			(13,939)
Unearned ESOP
shares		(4,058)			(8,412)

Basic EPS	(1,279,000)	650,059	$(1.97)	735,000	633,064	$1.16
Incremental shares
under stock
option plan		-			27,737

Diluted EPS	$(1,279,000)	650,059	$(1.97)	$735,000	660,801	$1.11

Note 5 – Comprehensive Income (Loss)

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income (loss) is calculated in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in thousands)	2008	2007	2008	2007

Net income (loss)	$(672)	$249	$(1,279)	$735
Other comprehensive income (loss)	16	15	5	(3)

Comprehensive income (loss)	$(656)	$264	$(1,274)	$732

Note 6 – Impaired Loans

Impaired loans were $14.6 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively. Estimated specific reserves for impairment of $3.2 million and $556,000, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at September 30, 2008 and December 31, 2007.

Note 7 – Commitments

Commitments to extend credit, including lines of credit, totaled $10.7 million and $9.7 million at September 30, 2008 and December 31, 2007, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $2.7 million and $6.4 million at September 30, 2008 and December 31, 2007, respectively. These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, the credit risk of lending activities, including changes in the level and trend of loan delinquencies and write-offs; results of examinations by our banking regulators; interest rate fluctuations; economic conditions in the Company’s primary market area and other market areas where it has loans and loan participations; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Recent Developments

Legislative Developments

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. We have determined that we will participate in the insurance program covering the non-interest bearing deposits. Neither the Company nor the Bank has unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability. The U.S. Treasury has not issued any definitive guidance regarding this program and we have not determined whether or not we will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets.

The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including the Bank, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on our future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with the “Regulation” discussion contained in the Company’s 2007 Annual Report on Form 10-KSB.

Developments Relating to the Bank

In light of the current challenging operating environment, along with the Bank’s elevated level of non-performing assets, delinquencies, and adversely classified assets, the Bank may be subject to increased regulatory scrutiny, regulatory restrictions, and potential enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans. Even though the Bank remains well-capitalized in terms of its capital ratios, the regulatory agencies have the authority to restrict the Bank’s operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to implement such a restriction, we would likely have limitations on our lending activities and be limited in our ability to utilize brokered funds as a funding source, an area that has been a source of funds for the Bank in recent years. In addition, the regulatory agencies have the power to limit the rates paid by the Bank to attract retail deposits in its local markets. In addition, we may be required to provide notice to the OTS regarding any additions or changes to directors or senior executive officers and we would not be able to pay certain severance and other forms of compensation without regulatory approval. If any of these or similar restrictions are placed on the Bank, it would limit the resources currently available as a well-capitalized institution. No assurances can be made that the regulatory agencies will continue to consider the Bank well-capitalized. In addition, the Bank may be subject to higher regulatory assessments and FDIC deposit insurance premiums than those prevailing in prior periods.

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

The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet his financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and employment conditions have on a borrower's ability to repay adjustable-rate loans.

The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current marked conditions. Adjustments to reflect the fair value of collateral-dependent loans are a component in determining our best estimate of the allowance for loan losses.

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

Financial Condition

Total assets of the Company at September 30, 2008 were $206.4 million, an increase of $18.9 million, or 10.1%, from $187.5 million at December 31, 2007. The increase is primarily the result of an increase in interest earning deposits in banks associated with the receipt of annual permanent fund dividends and energy rebate deposits from the State of Alaska to every qualified resident in the State.

Loans (excluding loans held for sale) were $174.4 million at September 30, 2008, a $8.9 million, or 5.4%, increase from $165.5 million at December 31, 2007. Growth in the first three quarters of 2008 was primarily in permanent commercial nonresidential loans ($11.3 million, or 25.1%), partially offset by a decrease in construction one-to-four family loans ($4.0 million, or 34.4%) .

Loans are summarized by category in the following table:

	September 30,	December 31,
(in thousands)	2008	2007

Real estate:
Permanent:
One-to-four-family	$39,239	$41,275
Multifamily	1,876	1,043
Commercial nonresidential	56,387	45,067
Land	9,191	6,321

Total permanent real estate	106,693	93,706
Construction:
One-to-four-family	7,646	11,648
Multifamily	710	719
Commercial nonresidential	7,989	11,564

Total construction	16,345	23,931
Commercial business	26,314	22,872
Consumer:
Home equity	18,982	19,128
Boat	4,148	3,974
Automobile	1,060	1,006
Other	838	889

Total consumer	25,028	24,997

Loans	$174,380	$165,506

Loans held for sale	$1,608	$2,920

Deposits increased $27.9 million, or 18.7%, to $177.3 million at September 30, 2008, compared with $149.4 million at December 31, 2007. Growth in the first three quarters of 2008 was primarily in certificates of deposit ($10.8 million, or 22.6%) and money market accounts ($6.3 million, or 24.5%) .

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the Federal Home Loan Bank of Seattle (“FHLB”). These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits. Included in certificates of deposit were CDARS brokered deposits of $5.4 million at September 30, 2008 and $6.6 million at December 31, 2007.

The growth in certificates of deposit (CDs) in the first three quarters of 2008 is attributable to deposits made by a public entity under a CD program for qualified Alaskan financial institutions. In accordance with the program guidelines, the CD rates are based on an index rate and are generally less expensive than brokered deposits. These program CDs are secured by irrevocable standby letters of credit issued by the Federal Home Loan Bank and the total amount of CDs are limited to 100% of the Bank’s capital. Total CDs under this program amounted to $15 million, approximately 87% of the Bank’s capital, at September 30, 2008. There were no CDs under this program at December 31, 2007.

Results of Operations

Net Income (Loss). Net loss for the third quarter of 2008 was $672,000, or ($1.03 per diluted share) compared with net income of $249,000 ($0.38 per diluted share) for the third quarter of 2007. For the first three quarters of 2008, net income decreased $2.0 million, to a net loss of $1.3 million compared with net income of $735,000 for the first three quarters of 2007. The decrease in income for the nine months ended September 30, 2008 was due primarily to an increase of $3.1 million in provision for loan losses.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2008	2007	(Decr.)	2008	2007	(Decr.)

Net interest income	$2,266	$2,361	$(95)	$6,676	$6,779	$(103)
Noninterest income,
excluding mortgage
banking income	268	267	1	857	762	95
Mortgage banking
income	46	92	(46)	211	260	(49)
Provision for loan losses	(1,426)	(45)	(1,381)	(3,206)	(135)	(3,071)
Noninterest expense	(2,234)	(2,274)	40	(6,588)	(6,480)	(108)

Income (loss) before
income tax	(1,080)	401	(1,481)	(2,050)	1,186	(3,236)
Income tax benefit
(expense)	408	(152)	560	771	(451)	1,222

Net income (loss)	$(672)	$249	$(921)	$(1,279)	$735	$(2,014)

Net Interest Income. Net interest income for the third quarter of 2008 decreased $95,000 (4.0%) compared with the third quarter of 2007. For the first three quarters of 2008, net interest income decreased $103,000 (1.5%) compared with the first three quarters of 2007. The net interest margin on average interest-earning assets for the third quarter and first three quarters of 2008 was 4.81% and 4.88%, respectively, compared with 5.46% and 5.32%, respectively, in the comparable periods in 2007.

The decrease in net interest income was primarily attributable to lost interest on non-accrual loans. Average loans increased $13.7 million (8.3%) for the third quarter of 2008 compared with the third quarter of 2007. At the same time, the overall yield on average earning assets decreased 125 basis points (“bp”) for the third quarter to 6.50% compared with the third quarter of 2007. For loans, the largest component of earning assets, the yield decreased 121 bp to 6.71% compared with third quarter of 2007. While higher-cost certificates of deposit and money market deposits increased, overnight borrowing balances decreased and the cost of average interest bearing liabilities declined 80bp to 2.21% for the third quarter of 2008 compared with the third quarter of 2007. The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased 46 bp to 4.29% for the third quarter compared to the third quarter of 2007.

Provision for Loan Losses. The provisions for loan losses increased to $1.4 million for the third quarter of 2008 and $3.2 million for the first three quarters of 2008, compared with $45,000 and $135,000 for the third quarter and first three months of 2007, respectively. The increase in the Bank’s loan loss provision and allowance for loan losses was in response to the increase in nonaccrual and impaired loans. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio. Net loan charge offs (recoveries) were $244,000 for the third quarter of 2008 and $243,000 for the first three quarters of 2008, compared with $49,000 and $66,000, respectively, during the comparable periods in 2007.

Noninterest Income. Noninterest income declined $45,000 (12.5%) for the third quarter of 2008 compared to the comparable period of 2007. Excluding mortgage banking income, noninterest income for the third quarter of 2008 increased $1,000 (0.40%) to $268,000 compared with $267,000 for the third quarter of 2007, and increased $95,000 to $857,000 in the first three quarters of 2008, each in comparison with 2007. The increase is primarily in service charges on deposit accounts associated with increases in service charge fee rates and additional types of service charge fees. Additionally, non-recurring income of $56,000 was recognized from the cash proceeds received on shares redeemed associated with the Company’s ownership in VISA and VISA’s initial public offering and business combination.

Mortgage banking income decreased $46,000 to $46,000 in the third quarter of 2008 and decreased $49,000 to $211,000 in the first three quarters of 2008, each compared with the comparable periods in 2007. The decrease is associated with a decrease in mortgage loans originated and sold and a decrease in mortgage loans sold with servicing rights retained.

Noninterest Expense. Noninterest expense for the third quarter of 2008 decreased $40,000 (1.8%) and for the first three quarters of 2008 increased $108,000 (1.7%) each in comparison with the comparable periods of 2007. The increase is primarily related to an increase in professional service fees and expense associated with repossessed assets.

Asset Quality

Nonaccrual loans were $7.1 million at September 30, 2008, compared with $323,000 at December 31, 2007. The $6.8 million increase in nonaccrual loans relates to the addition of four participation loans that totaled $6.6 million and two commercial business loans that total $443,000 offset with the resolution of one mortgage loan for $300,000.

At September 30, 2008 and December 31, 2007, the Bank had impaired loans of $14.6 million and $1.2 million, respectively. A specific allowance for estimated impairments of $3.2 million and $556,000, respectively, was established for these loans. The $13.4 million increase in impaired loans relates to one land loan, permanent one-to-four family loan, three one-to-four family construction loan, three permanent commercial nonresidential loans, two construction commercial non-residential loans and seven commercial business loans. At September 30, 2008 and December 31, 2007, the Bank had non-performing assets of $7.4 million and $323,000, respectively.

The $3.2 million increase in specific allowance for estimated impairments relates to three participation loans that are not performing as agreed, one commercial business loan and an increase in impaired loan balance associated with three commercial business loans to one borrower.

The commercial business loan is not performing as agreed and is secured by boats. Based on estimated value of “as is” collateral and other considerations, management has established a specific allowance for estimated impairment of $50,000 on this loan.

The impaired loan balance associated with the commercial loans to one borrower was $1.4 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively. While the commercial loans are performing as agreed, because of financial difficulties that the borrower has encountered, management has established a specific allowance for estimated impairment of $550,000 and $547,000 at September 30, 2008 and December 31, 2007, respectively, based on a deficiency in collateral value.

The three participation loans total $4.8 million and are located outside of Alaska. Management is in the process of evaluating these loans along with the other participating banks. The largest of the three participation loans is a loan between 42 community banks for a multi-use commercial/residential condominium project located in Orem, Utah, of which the Bank’s portion is $2.5 million. Construction on the project has ceased, the loan is not performing as agreed and based on estimated value of “as is” collateral and other considerations, management has established a specific allowance for estimated impairment of $1.9 million on this loan.

A second participation loan of $530,000 is for a residential/non-commercial condominium marina project in Portland, Oregon. Construction on the project has ceased, the loan is not performing as agreed and based on estimated value of “as is” collateral and other considerations, management has established a specific allowance for estimated impairment of $317,700 on this loan. The third participation loan of $1.7 million is for a residential lot subdivision development project in Vancouver, Washington. The loan is not performing as agreed and based on estimated value of collateral and other considerations, management has established a specific allowance for estimated impairment of $400,000 on this loan.

The Bank had $362,000 of repossessed assets at September 30, 2008, compared with none at September 30, 2007. The addition consists of road building heavy equipment repossessed from a construction company. The Bank had no real estate owned at September 30, 2007 and 2008.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $52 million at September 30, 2008. The line is secured by a blanket pledge of the Company’s assets. At September 30, 2008, there was $10.4 million outstanding on the line and an additional $15.1 million of the borrowing line was committed to secure public deposits.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents increased by $13.4 million to $22.5 million as of September 30, 2008, from $9.1 million as of December 31, 2007. Net cash provided by operating activities was $1.0 million for the first nine months of 2008. Net cash of $8.7 million used in investing activities during the nine months ended September 30, 2008 consisted principally of a net increase in loan originations, net of principal pay downs of $9.2 million. The $21.1 million of cash provided by financing activities during the nine months ended September 30, 2008 primarily consisted of $28.0 million net increase in deposits, offset by a $6.7 million decrease in borrowed funds.

At September 30, 2008, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2008. See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 4(T).Controls and Procedures

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

PART II.                                                                                                   OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2008, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                                             Alaska Pacific Bancshares, Inc.

November 12, 2008	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

November 12, 2008	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:	November 12, 2008	/s/Craig E. Dahl
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

Date:	November 12, 2008	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

November 12, 2008 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

November 12, 2008 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer