Form 10-K
period 2008-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2009-03-30
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-26003

ALASKA PACIFIC BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Alaska	92-0167101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2094 Jordan Avenue, Juneau, Alaska 99801
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (907) 789-4484

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:		Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Check One.
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 1, 2009, there were 655,415 issued and 654,486 outstanding shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the Common Stock on June 30, 2008, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $11.0 million (549,627 shares at $20.10 per share). For purposes of this calculation, shares of common stock held by each executive officer and director.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III.

Forward-Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us and our bank subsidiary by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

     As used throughout this report, the terms “we”, “our” or “us” refer to Alaska Pacific Bancshares and our consolidated subsidiary, Alaska Pacific Bank.

Available Information

     The Company posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.alaskapacificbank.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). All of the Company’s SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1. Business

General

     Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999. At December 31, 2008, the Company had total assets of $190.9 million, total deposits of $162.2 million and stockholders’ equity of $16.3 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Recent Developments

     Participation in the U.S. Treasury’s Capital Purchase Program. On February 9, 2009, we received $4.8 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program. We issued $4.8 million in senior preferred stock, with a related warrant to purchase up to $717,150 in common stock, to the U.S. Treasury. The warrant provides the Treasury the option to purchase up to 175,772 shares of the Company’s common stock at a price of $4.08 per share at any time during the next ten years. The preferred stock will pay a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company. The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury. A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa. The additional capital will enhance our capacity to support the communities we serve through expanded lending activities and economic development. This capital will also add flexibility in considering strategic opportunities that may be available to us as the financial services industry continues to consolidate. For further information, see Item 1A, “Risk Factors - Risks specific to our participation in TARP.”

     Memorandum of Understanding. On January 7, 2009 the OTS finalized a supervisory agreement (“MOU”) which was reviewed and approved by the Board of Directors of the Bank on December 19, 2008. The Board of Directors and management do not believe that the MOU will restrict the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. While management believes the Bank is currently in compliance with the terms of the MOU, if the Bank fails to comply with these terms, the OTS could take additional enforcement action against the Bank, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action. For further information regarding the terms of the MOU, see Item 1A, “Risk Factors -- Risks Related to our Business -- We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

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

     Southeast Alaska has historically been relatively immune from the direct impact of economic problems in the “lower 48”. The region has demonstrated its stability over time missing the “booms” and avoiding the “busts” without significant swings. The unprecedented crash of the real estate markets in other parts of the country and the resulting economic crises have not had an immediate affect on the regional market. Housing prices, while showing some slight adjustment downward, have remained relatively stable, more directly related to small adjustments in each local market based on supply, demand and interest rates. Generally, the region’s banks, thrift and credit unions did not engage in subprime lending and generally has originated conforming loans.

     Alaska Pacific’s administrative headquarters and largest banking office, one full service branch and the Bank’s mortgage operation, are located in Juneau with a population of 30,305. The population decreased 506 residents between 2006 and 2007 or a decline of 1.6% following what had been a steady 6.8% total increase over the previous nine years, according the Juneau Economic Development Council. Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining. Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy. According to the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal agencies, followed by Bartlett Regional Hospital and the University of Alaska. In terms of employment and total payroll between private and government in 2007, the private sector employed an annual average of 10,658 employees with wages of $373,710, while government employed an annual average of 7,324 with wages of $352,229. Unemployment in Juneau increased from 5.1% to 6.0% from January 2008 to December 2008, reflecting an increasing trend seen statewide. (Source State of Alaska Department of Labor)

     Two full service offices of Alaska Pacific are located in Ketchikan (population approximately 13,160 estimated as of July 2007 by the Alaska Department of Labor). Ketchikan is an industrial center and a major port of entry in Southeast Alaska with a diverse economy. A large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism are Ketchikan’s main economic support. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Pulp Mill and the federal government.

     One full service office of Alaska Pacific is located in Sitka (population approximately 8,640 estimated as of July 2007 by the Alaska Department of Labor), located on the west coast of Baranof Island fronting the Pacific Ocean, on Sitka Sound. The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, retail and health care services. The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital. Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

Lending Activities

     General. At December 31, 2008, Alaska Pacific’s loan portfolio (excluding loans held for sale) amounted to $169.0 million, or 88% of total assets at that date. Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

     Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific’s loan portfolio (excluding loans held for sale) as of the dates indicated.

(dollars in thousands) December 31,	2008			2007

	Amount	Percent	Amount	Percent

Real estate:
Permanent:
One-to-four-family	$38,875	23.01%	$41,275	24.93%
Multifamily	2,575	1.52	1,043	0.63
Commercial nonresidential	56,019	33.15	45,067	27.23

Total permanent	97,469	57.68	87,385	52.79
Land	13,360	7.91	6,321	3.82
Construction:
One-to-four-family	4,179	2.47	11,648	7.04
Multifamily	-	-	719	0.43
Commercial nonresidential	5,064	3.00	11,564	6.99

Total construction	9,243	5.47	23,931	14.46
Commercial business	24,429	14.46	22,872	13.82
Consumer:
Home equity	18,661	11.04	19,128	11.56
Boat	4,060	2.40	3,974	2.40
Automobile	998	0.59	1,006	0.61
Other	762	0.45	889	0.54

Total consumer	24,481	14.48	24,997	15.11

Total loans	168,982	100.00%	165,506	100.00%
Less:
Allowance for loan losses	2,688		1,783

Loans, net	$166,294		$163,723

     One-to-four-family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area. At December 31, 2008, $38.9 million, or 23.0%, of Alaska Pacific’s total loan portfolio consisted of these loans. Alaska Pacific originated $38.2 million and $28.8 million of one-to-four-family residential mortgage loans during the years ended December 31, 2008 and 2007, respectively.

     Generally, Alaska Pacific’s fixed-rate one-to four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permits them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Alaska Housing Finance Corporation (“AHFC”), a state agency that provides affordable housing programs. Alaska Pacific’s fixed-rate loans customarily include “due on sale” clauses, which gives the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

     Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2008, $2.9 million, or 7.5%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

     Alaska Pacific originates one-to-four-family mortgage loans under Freddie Mac, the Federal Housing Administration, the Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, with servicing retained. This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions. See “-- Loan Originations, Sales and Purchases.” Alaska Pacific also uses three larger private mortgage investors as sources for funding mortgages through correspondent lending programs.

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

     Alaska Pacific also originates loans secured by non-owner occupied residential properties that are sold to Freddie Mac.

     Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to twelve years and can be either fixed-rate or floating rate loans. Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2008 and 2007, land loans amounted to $13.4 million and $6.3 million, respectively. The increase in land loan originations was primarily due to a reclassification of four out-of-state participation loans, classified as construction loans prior to 2008. No out-of-state participation loans were originated during 2008. All four of these loans are included as land loans.

     Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure Alaska Pacific may be confronted with a property value of which is insufficient to assure full repayment.

     Construction Lending. At December 31, 2008, construction loans amounted to $9.2 million, or 5.5% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area. This compares with $23.9 million, or 14.5% of the total loan portfolio at December 31, 2007. The decrease is attributable to a decline in demand for construction loans, both residential and commercial.

     At December 31, 2008, $9.2 million of our construction loan portfolio consisted of loans requiring interest only payments of which $2.0 million or 21.7% of the total construction loans were relying on the interest reserve to make this payment. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

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

     Prior to making a commitment to fund a construction loan, Alaska Pacific requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. Alaska Pacific’s staff also reviews and inspects projects prior to any disbursement of funds during the term of the construction loan. The review consists of examining the percentage of funds expended compared to the percentage of work completed and examining interest reserves compared to work left to finish the project.

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

     Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million. At December 31, 2008, the largest construction loan was approximately $2.5 million, for a commercial real estate project located in Alaska and performing in accordance with terms.

     Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $100,000 to $2.5 million and at December 31, 2008 the largest loan totaled $2.7 million and was performing in accordance with its terms. At December 31, 2008, Alaska Pacific had $2.6 million of multifamily residential and $56.0 million of commercial real estate loans, or 1.5% and 33.2%, respectively, of the total loan portfolio at this date. The large increase in originations in 2008 was principally due to refinancing of other banks’ loans, including a $9.2 million loan in Alaska, 90% of which was sold to a large investment company in Alaska. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and they adjust at a rate equal to the prime rate plus a negotiated margin of 1% to 3%, many of them have interest rate floors. Alaska Pacific is increasingly using interest rate floors in the current low interest rate environment to protect or enhance yield. While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Oregon, Utah, Colorado, California, and Idaho.

     Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

     From time to time, Alaska Pacific purchases participations in multifamily and commercial real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $2.5 million. Such loans are on similar terms and are subject to the same underwriting standards as loans originated by Alaska Pacific. Alaska Pacific lending policy limits participation loans by geographic region, loan type and lead lender concentrations. Additionally, the Board of Directors must approve all participation loans. Alaska Pacific monitors participation loans by maintaining consistent communication with lead lenders, receipt of status updates on each credit and by review of annual financial statements of the borrowers.

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

     Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $71 million at December 31, 2008.

     Commercial Business Lending. At December 31, 2008, commercial business loans amounted to $24.4 million, or 14.5% of total loans. Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $38 million at December 31, 2008.

     Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with operating lines of credit made for one year or less renewed annually at an interest rate based on the prime rate, usually adding a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $100,000 and $1 million. At December 31, 2008, the largest commercial business loan was for $1.1 million and was secured by equipment and inventory. This loan was restructured in 2005 after the borrower encountered financial difficulties, but was performing according to the restructured terms at December 31, 2008.

     Alaska Pacific originates guaranteed loans through the Small Business Administration, the U.S. Department of Agriculture and the Alaska Industrial Development and Export Authority. Alaska Pacific has also worked with local municipal agencies, such as the Juneau Economic Development Council and the Cities of Sitka and Ketchikan in exploring participation or guaranty programs in each of these cities. Generally in these programs, Alaska Pacific receives guarantees of between 75% and 90% of the loan amount. In addition, Alaska Pacific has retained portions of commercial business loans originated through participation programs with economic development agencies such as Alaska Industrial Development and Export Authority, often retaining portions of as little as 10%.

     Alaska Pacific also makes commercial business loans secured by commercial charter boats and commercial fishing boats. These loans have 10 to 15 year terms with an interest rate that adjusts based on the prime interest rate. In connection with the loans on these boats, Alaska Pacific receives a ship’s preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multifamily real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other conditions. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     Consumer Lending. At December 31, 2008, consumer loans totaled $24.5 million, or 14.5% of total loans. Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

     The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2008, home equity loans totaled $18.7 million, or 11.0% of the total loan portfolio, compared to $19.1 million, or 11.6% of the total loan portfolio at December 31, 2007. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment including the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores. Recently, with the slowdown in price appreciation or actual declines in values, homeowner’s equity in some high loan to value (LTV) home equity loans may have declined. However, Alaska has not experienced the rapid declines in home prices experienced by many parts of the country where home prices rose much faster.

     At December 31, 2008, consumer boat loans amounted to $4.1 million, or 2.4%, of the total loan portfolio compared to $4.0 million, or 2.4% of the total loan portfolio at December 31, 2007. Alaska Pacific offers boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on the borrower’s credit score.

     At December 31, 2008, automobile loans amounted to $998,000, or 0.6%, of the total loan portfolio compared to $1.0 million, or 0.6% of the total loan portfolio at December 31, 2007. Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest.

     Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $762,000, or 0.5%, of total loans at December 31, 2008, compared to $889,000, or 0.5% of total loans at December 31, 2007.

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

     Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

							After 1 Year

		After	After	After
		1 Year	3 Years	5 Years				Adjust-
(in thousands)	Within	Through	Through	Through	Beyond		Fixed	able
December 31, 2008	1 Year	3 Years	5 Years	10 Years	10 Years	Total	Rates	Rates

Real estate:
Permanent:
One-to-four-
family	$1,829	$4,085	$2,815	$5,886	$24,260	$38,875	$34,278	$2,768
Multifamily	269	592	667	1,047	-	2,575	1,037	1,269
Commercial
nonresidential	2,514	5,748	6,818	22,330	18,609	56,019	24,041	29,464
Land	1,080	4,135	2,877	5,236	32	13,360	9,822	2,458
Construction:
One-to-four-
family	4,179	-	-	-	-	4,179	-	-
Multifamily	-	-	-	-	-	-	-	-
Commercial
nonresidential	3,066	519	538	941	-	5,064	224	1,774
Commercial
business	2,420	5,349	6,108	10,552	-	24,429	8,600	13,409
Consumer:
Home equity	1,082	2,172	2,277	4,465	8,665	18,661	17,093	486
Boat	343	768	755	1,592	602	4,060	2,855	862
Automobile	306	494	179	19	-	998	692	-
Other	97	173	69	177	246	762	622	43

Net Loans	$17,185	$24,035	$23,103	$52,245	$52,414	$168,982	$99,264	$52,533

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

     Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer, and the Chief Lending Officer each has authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio, and up to the agency limit if the loan is to be sold in the secondary market; multifamily and commercial real estate loans up to and including $300,000; commercial business loans up to and including $300,000 ($100,000 if unsecured); and consumer loans up to and including $300,000 ($100,000 if unsecured). Alaska Pacific’s Senior Loan Committee, consisting of the Chief Executive Officer, Chief Credit Officer, Chief Lending Officer and a senior lending officer, must approve loans in excess of these amounts up to and including $750,000. The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

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

     Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2008, the loans-to-one-borrower limitation for Alaska Pacific was $2.8 million, and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency or approved prior to December 31, 2008, at a time when the Bank's legal lending limit was higher.

     Loan Originations, Sales and Purchases. Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, commercial real estate, multi-family and consumer loans.

     Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs. Correspondent lending involves the sale of one-to-four-family mortgages to private (non-government sponsored enterprises or GSE) institutional investors, usually with servicing rights released. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2008, Alaska Pacific’s servicing portfolio was $101.3 million. For the year ended December 31, 2008, loan servicing fees totaled $263,000 before amortization of servicing rights.

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

     In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2008, these escrow balances totaled $733,000.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2008	2007

Loans originated:
Real estate:
Permanent:
One-to-four-family	$38,167	$28,764
Multifamily	880	-
Commercial nonresidential	29,642	8,527
Land	1,304	1,990
Construction:
One-to-four-family	1,598	7,999
Multifamily	-	64
Commercial nonresidential	1,490	11,896
Commercial business	14,743	15,377
Consumer:
Home equity	4,187	5,039
Boat	971	608
Automobile	435	707
Other	3,523	2,568

Total loans originated	96,940	83,539
Loans purchased	893	5,096
Loans sold	(17,713)	(18,833)
Foreclosed loans	(742)	-
Principal repayments and other changes	(76,236)	(60,492)

Net increase in loans and loans held for sale	$3,142	$9,310

     A portion of Alaska Pacific’s originations in 2008 and 2007 represent refinancing of loans originally made by Alaska Pacific and other lenders.

     Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2008, Alaska Pacific had $12.2 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. For additional information on loan commitments, see Note 14 of Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

     Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.” Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $701,000 of net deferred loan fees at December 31, 2008.

     Nonperforming Assets and Delinquencies. Alaska Pacific utilizes one loan collector that is a Bank employee to monitor the loan portfolio and communicate with customers concerning past due payments. The size of the portfolio and historically low delinquency rates allow one individual to manage consumer, commercial and residential loans, including those loans serviced for other investors. When a borrower fails to make a required payment, Alaska Pacific institutes collection procedures. The process for monitoring consumer, commercial and residential loans is the same for each type of loan until foreclosure or repossession of the collateral. Depending on the value or nature of the collateral, the loan servicing manager, senior lender or senior management directs any further action in consultation with the Bank’s legal counsel.

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

(dollars in thousands) December 31,	2008	2007

Loans accounted for on a nonaccrual basis:

Consumer	$22	$-
Commercial business	410	27
Real Estate	5,639	296

Total	6,071	323
Accruing loans which are contractually past due 90
days or more	-	-

Total of nonaccrual and 90 days past due loans	6,071	323

Repossessed assets	408	-

Total nonperforming assets	$6,479	$323

Nonaccrual and 90 days or more past due loans as a
percentage of loans	3.59%	0.20%

Nonaccrual and 90 days or more past due loans as a
percentage of total assets	3.18%	0.17%

Nonperforming assets as a percentage of total assets	3.39%	0.17%

     As of December 31, 2008 and 2007, approximately $665,000 and $20,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

     Other Real Estate Owned and Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold.

When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2008, Alaska Pacific repossessed assets of $408,000 consisted of other real estate owned and repossessed consumer assets.

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

     Alaska Pacific monitors its asset quality through the use of an Asset Classification Committee, which is comprised of senior lenders and executive officers. The Committee meets monthly to review the loan portfolio, with specific attention given to assets with an identified weakness, as well as reviewing the local, state and national economic trends and the adequacy of the allowance for loan losses.

     At December 31, 2008 and 2007, the aggregate amounts of Alaska Pacific’s classified, special mention and repossessed assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2008	2007

Loss	$-	$-
Doubtful	1,055	489
Substandard assets	6,936	5,744
Special mention	1,865	471
Other real estate owned and repossessed assets	408	-

Total classified loans and repossessed assets	$10,364	$6,704

At December 31, 2008 total classified loans totaled $9.9 million compared to $6.7 million at December 31, 2007.

     The following table describes classified loans by asset type at December 31, 2008 and 2007.

(in thousands) December 31,	2008	2007

Residential real estate	$66	$283
Commercial real estate	2,040	1,958
Land	5,898	-
Construction - residential	180	-
Construction - commercial	250	2,448
Consumer	15	87
Commercial business	1,407	1,928

Total classified loans	9,856	6,704

     Total impaired loans of $10.7 million consisted of $9.9 million in classified loans in addition to the non-classified portion of those loans based on guarantees of $829,000.

     At December 31, 2008, 80% of classified loans totaling $7.8 million included loans to five borrowers. Loans to four of these borrowers were for residential land development projects affected by the downturn in the housing market located outside of Alaska. Additional information regarding these five borrowers, by market area as of December 31, 2008 is provided in the following table:

			December 31,
			2008
Loan Type	Description	Market Area	(in thousands)

Land	Residential land development project	Washington	1,505
Land	Residential land development project	Oregon	1,390
Land	Residential land development project	Colorado	1,800
Land	Residential land development project	California	1,204
Commercial Business	Commercial Business	Alaska	794
Commercial Real Estate	Commercial Real Estate	Alaska	1,144

Total - Classified Loans of largest five non-performing credit
relationships			7,837

As of December 31, 2008, Alaska Pacific had charged off $700,000 of these loans as confirmed losses.

     Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual loan category. At December 31, 2008, Alaska Pacific had $2.7 million of loans that were identified as potential problems consisting primarily of permanent commercial non-residential loans secured by real estate located outside of Alaska.

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

  All loans classified during the previous analysis. Current information as to payment history or actions taken to correct the deficiency are reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.
  Growth and composition of the portfolio. The Committee considers changes in composition of loan portfolio and the relative risk of these loan portfolios in assessing the adequacy of the allowance.
  Historical loan losses. The Committee reviews Alaska Pacific’s historical loan losses and historical industry losses in considering losses inherent in the loan portfolio.
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
  Reports from Alaska Pacific’s managers and analysis of potential problem loans. Lending managers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but has the potential for problems in the future. Each lending manager reviews their respective lending unit’s loans and identifies any that may have developing weaknesses. This “self identification” process is an important component of maintaining credit quality, as each lender is accountable for monitoring as wellas originating loans.
  Current economic conditions. Alaska Pacific takes into consideration economic conditions in its market area, the state’s economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of Alaska Pacific’s market area of Southeast Alaska requires that each community’s economic activity be reviewed. The Bank also reviews out of market economic data associated with participation loans and their respective markets.
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
  Construction Loans (Residential and Commercial) - There are a variety of risks in construction lending, increased in Alaska by a short building season, difficult building sites and construction delays attributable to delivery of materials. While Alaska Pacific has established construction loan policies andunderwriting guidelines designed to mitigate the risk, there is still a higher risk of loss with these loans.
  Commercial Business Loans - These types of loans carry the highest degree of risk, relying on the ongoing success of the business to repay the loan. Collateral for commercial credits is often difficult to secure, and even more difficult to liquidate in the event of a default.
  Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and the credit history and capacity of the borrower. These loans tend to be smaller in principal amount and secured by second deeds of trust on homes, automobiles, and pleasure boats. Loans for automobiles and pleasure boats generally experience higher than average wear in the Alaskan environment and hold a higher degree of risk of loss in the event of repossession.

     The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of December 31, 2008. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While Alaska Pacific believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Alaska Pacific’s loan portfolio, will not request Alaska Pacific to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Alaska Pacific’s financial condition and results of operations. In addition, the determination of the amount of the Company's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2008	2007

Allowance at beginning of period	$1,783	$1,666
Provision for loan losses	5,034	180
Charge-offs:
Real estate	(2,853)	-
Commercial business	(1,319)	(77)
Consumer:
Home equity	-	-
Boat	-	-
Other	(10)	-

Total charge-offs	(4,182)	(77)
Recoveries:
Commercial business	49	2
Consumer:
Home Equity	2	3
Automobile	2
Boat	-	9

Total recoveries	53	14

Net charge-offs	(4,129)	(63)

Balance at end of period	$2,688	$1,783

Allowance for loan losses as a percentage of loans
outstanding at the end of the period	1.59%	1.08%
Net charge-offs as a percentage of average loans
outstanding during the period	2.36%	0.04%

Allowance for loan losses as a percentage of
nonperforming loans at end of period	41.49%	552.00%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,		2008			2007

			% of Loans			% of Loans
		As a % of	in		As a % of	in
		Outstanding	Category		Outstanding	Category
		Loans in	to Total		Loans in	to Total
(dollars in thousands)	Amount	Category	Loans	Amount	Category	Loans

Real estate:
Permanent:
One-to-four-family	$23	0.06%	23.01%	$31	0.07%	24.94%
Multifamily	7	0.27	1.52	3	0.27	0.63
Commercial non-residential	899	1.60	33.15	333	0.74	27.22
Land	409	3.06	7.91	23	0.37	3.82
Construction:
One-to-four-family	5	0.12	2.47	7	0.06	7.04
Multifamily	-	-	-	1	0.06	0.43
Commercial nonresidential	256	5.06	3.00	7	0.06	6.99
Commercial	1,049	4.29	14.46	1,190	5.20	13.82
Consumer:
Home equity	15	0.08	11.04	52	0.27	11.56
Boat	23	0.57	2.40	134	3.38	2.40
Automobile	1	0.10	0.59	1	0.11	0.61
Other	1	0.13	0.45	1	0.12	0.54

Total allowance for loan losses	$2,688	1.59%	100.00%	$1,783	1.08%	100.00%

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

     The following table sets forth the composition of Alaska Pacific’s investment and mortgage-backed securities portfolios at the dates indicated.

December 31,		2008			2007

			Percent			Percent
	Fair	Amortized	of	Fair	Amortized	of
(dollars in thousands)	Value	Cost	Portfolio	Value	Cost	Portfolio

Mortgage-backed securities:
Fannie Mae	$2,394	$2,405	74.4%	$2,942	$2,988	76.1%
Freddie Mac	364	376	11.6	403	415	10.6
Ginnie Mae	387	353	11.0	462	418	10.6
U.S. agencies and corporations:
Small Business Administration
pools	98	99	3.0	106	107	2.7

Total investment securities
available for sale	$3,243	$3,233	100.0%	$3,913	$3,928	100.0%

     While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2008 and 2007, to allow flexibility in managing the portfolio.

     At December 31, 2008, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $98,000 and the portfolio of mortgage-backed securities had an estimated fair value of $3.2 million.

     At December 31, 2008, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $3.1 million. The mortgage-backed securities portfolio had coupon rates ranging from 4.01% to 9.0% and had a weighted average yield of 5.3% at December 31, 2008.

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

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment and mortgage-backed securities at December 31, 2008.

		Weighted	Weighted
(dollars in thousands) as of	Amortized	Average	Average
December 31, 2008	Cost	Yield	Maturity (Yrs)

Mortgage Backed Securities	$3,134	5.29%	8.58
US Agency	99	3.98%	10.42

     Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

     As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle. The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances. The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2008. The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years. The yield on the FHLB of Seattle stock is normally paid through stock dividends that are subject to the discretion of the board of directors of the FHLB of Seattle. However, the FHLB of Seattle suspended the payment of dividends during the fourth quarter of 2004 until the third quarter of 2006. The FHLB of Seattle resumed the payment of dividends in the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend. In 2007, the FHLB of Seattle paid a cumulative $0.60 per share cash dividend with Alaska Pacific receiving $12,000 in dividends.

     In 2008, the FHLB of Seattle paid a cumulative $0.95 per share in cash dividends. Based on the FHLB of Seattle's third-quarter 2008 results, the FHB of Seattle announced they would not pay a dividend for the third quarter. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing its capital stock. The FHLB of Seattle is not anticipated to resume dividend payments until their financial results improve. The FHLB of Seattle has not indicated when dividend payments may resume.

     Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2008.

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

     Deposit Accounts. Alaska Pacific attracts deposits from within Alaska Pacific’s primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific’s deposit mix and pricing is generally reviewed weekly. Deposits from municipalities and other public entities were $19.8 million at December 31, 2008.

     Alaska Pacific had $2.1 million of brokered deposits at December 31, 2008 issued through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits. As such, Alaska Pacific utilizes such deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle.

     In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as the sole stockholder of the Bank. Substantially all of the Bank’s depositors are residents of the State of Alaska.

     The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2008.

Weighted
Average			Amount		Percentage
Interest	Original		(in thou-	Minimum	of Total
Rate	Term	Category	sands)	Balance	Deposits

0.00%	N/A	Noninterest-bearing	$25,707	$100	15.85%

0.29	N/A	Interest-bearing demand	31,042	100	19.14

1.42	N/A	Money market deposit accounts	33,072	100	20.39

0.34	N/A	Savings accounts	17,536	100	10.81

		Certificates of Deposit
0.50	Seven days	Fixed-rate	282	2,000	0.17

0.75	One month	Fixed-rate	105	2,000	0.06

0.83	Two months	Fixed-rate	9	2,000	0.01
1.97	Three months	Fixed-rate	18,671	2,000	11.51
2.15	Six months	Fixed-rate	2,405	2,000	1.48
2.52	Nine months	Fixed-rate	1,507	2,000	0.93
3.02	One year	Fixed-rate	11,539	2,000	7.12
3.36	18 months	Fixed-rate	3,447	2,000	2.13
3.71	Two years	Fixed-rate	2,195	2,000	1.35
3.83	Three years	Fixed-rate	404	2,000.25
4.23	Four years	Fixed-rate	178	2,000	0.11
4.06	Five years	Fixed-rate	3,419	2,000	2.11
2.50	Various specials	Fixed-rate	2,419	5,000	1.49
3.18	Gold minor one
	year	Fixed-rate	1,962	500	1.21
7.94	Deferred Comp
	one year	Fixed-rate	1,229	2,000	0.76
	CDARS -
4.33	various	Fixed-rate	2,058	2,000	1.27
2.52	One year	Variable-rate	1,064	2,000	0.66
2.87	2-1/2 years	Variable-rate	1,925	2,000	1.19

1.21%		TOTAL	$162,175		100.00%

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,		2008		2007

		Percent of	Increase		Percent of
	Amount	Total	(Decrease)	Amount	Total

Noninterest-bearing demand accounts	$25,707	15.85%	$(3,312)	$29,019	19.43%
Interest-bearing demand accounts	31,042	19.14	1,258	29,784	19.94
Money market deposit accounts	33,072	20.39	7,424	25,648	17.17
Savings accounts	17,536	10.81	344	17,192	11.51
Fixed-rate certificates which mature:
Within 1 year	42,827	24.62	6,053	36,774	24.62
After 1 year, but within 2 years	5,914	2.48	2,209	3,705	2.48
After 2 years, but within 5 years	3,088	2.62	(832)	3,920	2.62
Variable-rate certificates which
mature:
Within 1 year	1,802	1.34	(206)	2,008	1.34
After 1 year, but within 2 years	625	0.55	(196)	821	0.55
After 2 years, but within 5 years	562	0.33	66	496	0.33

Total	$162,175	100.00%	$12,808	$149,367	100.00%

Time Deposits Maturities and Weighted Average Rates

     The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2008.

		Weighted
(In thousands) Year ending		Average
December 31,		Interest Rate

2009	$44,629	1.95%
2010	6,539	3.35%
2011	3,123	5.52%
2012	248	4.26%
2013 and thereafter	279	3.34%

	$54,818

Deposit Activities and Other Sources of Funds

     The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2008	2007

Beginning balance	$149,367	$145,201

Net deposits before interest credited	10,223	1,018
Interest credited	2,585	3,148

Net increase in deposits	12,808	4,166

Ending balance	$162,175	$149,367

     Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2008, Alaska Pacific had a borrowing capacity of approximately $47.7 million with the FHLB of Seattle, of which $20.4 million was unused compared with $46.9 million and $29.8 million, respectively, at December 31, 2007. At December 31, 2008, there was $10.3 million outstanding on the line and an additional $17.0 million of the borrowing line was committed to secure public deposits.

     The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2008	2007

Advances:
Maximum amount of borrowings outstanding
during the year at any month end	$23,681	$20,193
Average outstanding during the year	14,611	15,400
Balance outstanding at end of year	10,320	17,076

Approximate weighted average rate paid:
Average during the year	5.00%	5.51%
At end of year	5.63	4.83

REGULATION

General

     The Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of The Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”), which granted significant authority to the U.S. Department of the Treasury (the “Treasury”) to invest in financial institutions, guarantee debt, buy troubled assets and take other action designed to stabilize financial markets.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2008, the Bank's lending limit under this restriction was $2.8 million and, at that date, the Bank had no loans to one borrower exceeding this amount except where guaranteed by a government agency or approved prior to December 31, 2008 at a time when the Bank's legal lending limit was higher.

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

     All savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries. The Bank’s OTS assessment for the year ended December 31, 2008 was $66,000.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2008, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended during the fourth quarter of 2004 until the third quarter of 2006. The FHLB of Seattle resumed the payment of dividends in the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend. In 2007, the FHLB of Seattle paid a cumulative $0.60 per share cash dividend with Alaska Pacific receiving $12,000 in dividends.

     In 2008, the Federal Home Loan Bank of Seattle paid a cumulative $0.95 per share in cash dividends and Alaska Pacific received $16,000 in dividends. Based on the FHLB of Seattle's third-quarter 2008 results, the

FHLB of Seattle announced they would not pay a dividend for the third quarter. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing its capital stock. The FHLB of Seattle is not anticipated to resume dividend payments until their financial results improve. The FHLB of Seattle has not indicated when dividend payments may resume.

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

     Federal Deposit Insurance Corporation. The Bank is a member of the FDIC. The FDIC insures deposits up to the applicable limits and imposes deposit insurance premiums. As the insurer of the Bank’s deposits, the FDIC is authorized to conduct examinations of and to require reporting by the Bank. The FDIC may prohibit the Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event the Bank violates a law, regulation or order, engages in an unsafe or unsound practice, or under certain other circumstances. The FDIC also has the authority to seize the Bank or to terminate the Bank’s deposit insurance if it were to determine that the Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     Under regulations effective January 1, 2007, the FDIC adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. During 2008, institutions were assessed at annual rates ranging from five to 43 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. The FDIC approved and modified on February 27, 2009, the Deposit Insurance Fund restoration plan first proposed October 16, 2008. The plan amends the way the FDIC differentiates for risk in the risk based assessment system and revises deposit insurance assessment rates, including increases in base assessment rates. Also on February 27, 2009, the FDIC adopted an interim rule, effective April 1, 2009, imposing a 20 basis point emergency special assessment on the deposits of FDIC insured institutions as of June 30, 2009. The assessment is to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. There can be no assurance whether the proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the deposit insurance fund is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be in an amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

     On December 16, 2008, the FDIC issued a final rule increasing the annual base assessment range from 12 to 50 basis points for the first quarter of 2009. The Deposit Insurance Fund restoration plan starting with the second quarter, 2009 further increases the assessment rates for banks in all risk categories and adjusts premiums for new factors, including use of brokered deposits, and secured liabilities including FHLB advances. The table below provides the range of new assessments and adjustments in basis points for the four risk categories identified by the FDIC as a result of the adoption of the Deposit Insurance Fund restoration plan.

	Risk	Risk	Risk	Risk
	Category I	Category II	Category III	Category IV

Initial base assessment rate	12 - 16	22	32	45
Unsecured debt adjustment	-5 - 0	-5 - 0	-5 - 0	-5 - 0
Secured liability adjustment	0 - 8	0 - 11	0 - 16	0 - 22.5
Brokered deposit adjustment		0 - 10	0 - 10	0 - 10
Total base assessment rate	7 – 24.0	17 - 43.0	27 - 58.0	40 - 77.5

     The FDIC in adoption of the Deposit Insurance Fund restoration plan extended to seven years, the horizon to raise the Deposit Insurance Fund reserve ratio to its required ratio of 1.15% of insured deposits. The ratio as of December 31, 2008, was 0.40% .

     FDIC-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the semi-annual period ended December 31, 2008, the Financing Corporation assessment equaled 1.1 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of insured deposits, will continue until the bonds mature in the years 2017 through 2019.

     Capital Requirements. Federally insured savings institutions, such as Alaska Pacific Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2008, the Bank had tangible capital of $16.1 million, or 8.43% of adjusted total assets, which is $13.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2008, the Bank had core capital equal to $16.1 million, or 8.43% of adjusted total assets, which is $8.4 million above the minimum requirement of 4% in effect on that date.

     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At December 31, 2008, the Bank had Tier 1 risk-based capital of $16.1 million, or 10.49% of risk-weighted assets, which is $9.9 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

     On December 31, 2008, the Bank had total risk-based capital of $17.7 million and risk-weighted assets of $153.0 million, or total capital of 11.58% of risk-weighted assets. This amount was $5.5 million above the 8% requirement in effect on that date.

     The Bank currently is operating under the restrictions imposed by an MOU issued by the OTS on January 7, 2009. Among other restrictions, the MOU requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; and (b) remain in compliance with the minimum capital ratios contained in the business plan. As of December 31, 2008, the Bank’s Tier-1 (Core) Leverage Ratio was 8.43% (0.43% over the new required minimum) and Risk-Based Capital Ratio was 11.58%, (0.42% less than the new minimum). Management believes that the Bank is currently in compliance with the terms of the MOU. For further information regarding the MOU, see Item 1A, “Risk Factors -- Risks Related to our Business -- We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

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

Emergency Economic Stabilization Act of 2008. In October 2008, the EESA was enacted. The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program (“CPP”), the Treasury may purchase debt or equity securities from participating institutions. The TARP also allows direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company completed its TARP CPP transaction in the first quarter of fiscal 2009, receiving $4.8 million in funding on February 6, 2009. For additional information regarding the TARP CPP transaction, see “Recent Developments – Participation in the U.S. Treasury Capital Purchase Program” and Item 1A, “Risk Factors – Risks Related to our Business—Risks specific to our participation in TARP.”

     EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

     The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes. Further legislation is anticipated to be passed with respect to the economic recovery. For additional information regarding the effects of the ARRA on the Company’s senior executive officers as a result of the Company’s participation in TARP, see Item 1A, “Risk Factors – Risks Related to our Business—Risks specific to our participation in TARP.”

     The Financial Stability Plan and Homeowners Affordability and Stability Plan. In February 2008, the Administration announced its Financial Stability Plan (“FSP”) and Homeowners Affordability and Stability Plan (“HASP”). Many details of these plans have not been finalized. The FSP is administrated by the U.S. Treasury and includes the following four key elements:

  the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;
  the Capital Assistance Program, under which the Treasury will purchase additional preferred stock, available only for banks that have undergone a new stress test given by their regulator;
  an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA–rated asset-backed securities backed by consumer, student and small business loans and possibly other types of loans; and
  the establishment of a mortgage loan modification program further detailed in the HASP.

     The HASP is a program developed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of “responsible” homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

     Although the Company was a recipient of TARP CPP funds, it is unclear what effect these programs will have on its operations. Future recipients of TARP funds will be expected to comply with the loan modification guidance that the federal banking regulators establish in connection with HASP.

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

     Guidance on Subprime Mortgage Lending. In response to the recent subprime mortgage crisis, federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers. On July 10, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve “payment shock” and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower’s ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems. The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

     The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention is to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

     Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages. In September 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

     The guidance encourages that servicers take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions. Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

     Relief for Homeowners. In October 2007, the Treasury helped facilitate the creation of the HOPE NOW Alliance, a private sector coalition formed to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. HOPE NOW is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission. Treasury has worked with other agencies and HOPE NOW to create a streamlined loan modification program. In October 2003, HUD implemented Hope for Homeowners, a voluntary FHA program for refinancing affordable home mortgages.

     Housing and Economic Recovery Act of 2008. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises. This act established a new conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit, to take effect after December 31, 2008. The FHA’s conforming loan limit was increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time. Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; required enhanced mortgage disclosures; and initiated a comprehensive licensing, supervisory, and tracking system for mortgage originators. Using its new powers, on September 7, 2008, the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also established the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

     New Regulations Establishing Protections for Consumers in the Residential Mortgage Market.  The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act. For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay. For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans. For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for payoff figures; and require the delivery of transaction-specific Truth in Lending Act disclosures within three business days following the receipt of an application for a closed-end home loan. The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

     Pending Legislation and Regulatory Proposals. As a result of the subprime mortgage crisis and current financial conditions, federal and state legislatures and agencies are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on the Company or the Bank and whether any of these initiatives will change the competitive landscape in the mortgage industry.

     Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, nonowner occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectability of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

     Guidance on Real Estate Concentrations. On December 6, 2006, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

  Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
  Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

     The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

     On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures. The FDIC suggested that institutions with significant construction/land development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

     Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October, 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities are participants unless they opted out on or before December 5, 2008.

     For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees new senior unsecured debt, and with special approval certain convertible debt of an eligible entity issued not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009). The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008. The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue nonguaranteed debt. Various features of the program require applications and approvals. The Bank and the Company do not participate in the DGP.

     For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. NOW accounts and money market deposit accounts are not covered. Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009. The Bank participates in the TAGP.

     Qualified Thrift Lender Test. All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2008, the Bank met the test, with a ratio of 74.31% .

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

     Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Alaska Pacific, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Corporation in accordance with this general authority; however, it must also comply with the MOU and provide notice to, and obtain a non-objection from, the OTS prior to declaring a dividend.

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

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2008, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Regulation and Supervision of the Company

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permit the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

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

     Dividend Payments and Common Stock Repurchases. As an Alaska corporation, the Company is subject to restrictions on the payment of dividends under Alaska law. In addition, as a savings and loan holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. The Company is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. See “Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Item 1A, “Risk Factors - Risks Related to our Business -- There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.”

     As a result of our participation in the TARP CPP, we are subject to certain limitations regarding the payment of dividends on and the repurchase of our common stock. Without the consent of the U.S. Treasury, we may not increase the cash dividend on our common stock or, pay any dividends on our common stock unless we are current in our dividend payments to the U.S. Treasury on the Series A Preferred Stock. In addition and subject to limited exceptions, with the consent of the U.S. Treasury, we also may not redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. For additional information, see “Risk Factors - Risks Related to our Business -- Risks specific to our participation in TARP -- The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.”

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

TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other Companies with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on Companies, including the Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of Companies. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated Companies with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a Company distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

     The Alaska state income tax rate applicable to the Bank is based on a graduated tax rate schedule, with a maximum rate of 9.4% on income over $90,000. There have not been any audits of the Bank’s state tax returns during the past five years.

Audits

     The Company’s income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Subsidiary Activities

As of December 31, 2008, Alaska Pacific did not own any active subsidiaries.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at
	December 31,		Position

Name	2008	Company	Bank

Craig E. Dahl	59	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	37	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	61	--	Senior Vice President and
			Chief Credit Officer

Christopher P. Bourque	57	--	Senior Vice President and
			Chief Operating Officer

Leslie Dahl	49	--	Senior Vice President and
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

     John E. Robertson joined the Bank in December 2002. Mr. Robertson previously held the position of Group Vice President/Senior Relationship Banker at ABN Amro Bank from 1995 until 2002.

     Christopher P. Bourque joined the Bank in June 2003 and has served as Senior Vice President and Chief Operating Officer since April 2006. Mr. Bourque previously held the position of Senior Vice President of Operations at Mount McKinley Bank in Fairbanks, Alaska from 1992 until 2000.

     Leslie Dahl joined the Bank in February 2000 and has served as Senior Vice President and Chief Lending Officer since April 2006. Ms. Dahl has 30 years of commercial lending experience. Ms. Dahl and Craig E. Dahl, the Company’s and the Bank’s President and Chief Executive Officer, are married to each other.

Personnel

     As of December 31, 2008, the Bank had 65 full-time and five part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

     Alaska Pacific’s market share is approximately 13.3% of deposits in Southeast Alaska, but the total market in this calculation does not include credit unions. If one were to include state-wide credit unions as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less. Alaska Pacific’s largest competitor is Wells Fargo, with a market share of 49.6% . Wells acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

Item 1A – Risk Factors

     An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.

Risks Related to the U.S. Financial Industry

Difficult economic and market conditions have adversely affected our industry.

     We are particularly exposed to downturns in the U.S. housing market and general economic conditions. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the economy and financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
  Continued economic weakness may result in increased delinquencies and defaults in our loan portfolio, which would adversely affect our operating results.
  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.
  Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
  We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

     Recently enacted legislation and other measures undertaken by the U.S. Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing markets. For further information, see “Business—Regulation.”

Current levels of market volatility are unprecedented.

     The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially adversely affected.

Risks Related to our Business

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

     We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.

     On January 7, 2009 the Office of Thrift Supervision finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008. The MOU specifically requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; (b) remain in compliance with the minimum capital ratios contained in the business plan; (b) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (c) maintain an adequate Allowance for Loan and Lease Losses (ALLL); (d) engage an independent consultant to conduct a loan review of the Bank’s purchased loan participations current nonperforming loans and any new loans that are in excess of $500,000 and that were originated since the last review; and (e) develop a written comprehensive plan, that is acceptable to the OTS, to reduce classified assets.

     The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets. An independent loan review was conducted mid-year 2008 and with a follow-up review completed in March 2009. As of December 31, 2008, the Bank’s Tier-1 (Core) Leverage Ratio was 8.43% (0.43% over the new required minimum) and Risk-Based Capital Ratio was 11.58%, (0.42% less than the new minimum). While we believe we are currently in compliance with the terms of the Memorandum of Understanding, if we fail to comply with these terms, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

     In March 2009, subsequent to the MOU, the Company’s Board of Directors executed two resolutions to assure the Office of Thrift Supervision that the Company was committed to supporting the Bank should it be necessary, and that the Company would comply with the restrictions in the Bank’s MOU. The first resolution was required by the OTS of all OTS regulated holding companies. The resolution, referred to as a “Source of Strength” resolution, ensures that the Company is prepared to contribute additional capital to the Bank should it become necessary. The second resolution states that the Company would issue dividends only upon the “nonobjection” of the OTS, would maintain sufficient cash and cash flow so that Company’s activities would not be paid for by the Bank, and that the Company would not issue debt without the nonobjection of the OTS.

Our profitability depends significantly on economic conditions not only in our primary market area but also the other states where our out of market area loans are located.

     Our success depends primarily on the general economic conditions in our primary market area of Southeastern Alaska as well as market conditions in the States of Washington, Oregon, Idaho, Utah and Colorado. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in these three states. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, increases in credit costs or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

     Beginning in 2007 and throughout 2008, the housing market in the United States has experienced significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates. As a result of these trends, we experienced an increase in delinquency and default rates particularly on construction and land loans in our primary market areas. These trends if they continue or worsen could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition.

     Weakness in the markets that our loans are located has hurt our business. Our business activities and credit exposure are primarily concentrated in Southeastern Alaska as well as parts of Washington, Oregon, Idaho, Utah and Colorado and, as of December 31, 2008, substantially all of our real estate loan portfolio consisted of loans secured by properties located in these states. While we did not participate in any sub-prime loan programs, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. During 2008, evidence of this downturn became more apparent in these markets. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     As noted in other sections of this Annual Report on Form 10-K, we are experiencing increasing loan delinquencies and credit losses and we substantially increased our provision for loan losses in 2008, which adversely affected our results of operations. With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of our primary market area; however, more recently the deteriorating pace of economic activity has become a significant contributing factor. Slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 72.4% of our non-performing assets at December 31, 2008. Further, our portfolio is concentrated in construction and land loans and commercial and multifamily loans, all of which have a higher risk of loss than residential mortgage loans. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

Our ability to foreclose on single family home loans may be restricted.

     New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures. Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Further, the proposal provides for government subsidies for reducing a borrower’s interest rate, which a lender would have to match with its own money. This legislation would restrict our collection efforts on one-to-four family loans.

We may suffer losses in our loan portfolio despite our underwriting practices.

     We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Risks specific to our participation in TARP.

     Impact on executive compensation. As a participant in the Treasury’s CPP, we became subject to the executive compensation requirements under the CPP, the EESA and Treasury regulations. The requirements that apply to us and our named executive officers are as follows:

  incentive compensation arrangements may not encourage officers to take unnecessary risks;
  any bonus or incentive compensation paid to an officer based on statements of earnings, gains or other criteria that are later proved to be materially inaccurate must be repaid (known as “clawback”); and
  payments to an officer upon termination of employment may not exceed 2.99 times the officer’s base amount (as defined in Section 280G of the Internal Revenue Code of 1986) (known as a “golden parachute payment”).

     In addition, our Compensation Committee must identify the features in the named executive officers’ compensation arrangements that could lead officers to take unnecessary and excessive risks that could threaten Alaska Pacific’s value. The Committee must also have a meeting at least annually with Alaska Pacific’s senior risk officers to discuss and review the relationship between Alaska Pacific’s risk management policies and practices and named executive officer compensation arrangements.

     Alaska Pacific became subject to the additional executive compensation limitations in connection with the enactment of ARRA on February 17, 2009. The ARRA amends, among other things, the TARP legislation by directing the Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, such as Alaska Pacific, participating in the TARP. These limitations are to include:

  a prohibition on any compensation plan that would encourage manipulation of reported earnings;
  subjecting bonus, incentive and retention payments made to the named executive officers and the next 20 most highly compensated employees to recovery if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;
  a prohibition on making golden parachute payments (in any amount) to the named executive officers and the next five most highly compensated employees for departure from Alaska Pacific other than compensation earned for services rendered or accrued benefits; and
  a prohibition on paying bonus, incentive or retention compensation to the named executive officers, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements.

     In addition, the Board of Directors must adopt a policy regarding excessive or luxury expenditures, such as entertainment or events, office renovations and other activities that are not reasonable expenditures for staff development. Alaska Pacific is also required to submit a “say-on-pay” proposal to a non-biding vote of shareholders at future annual meetings, whereby shareholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement. This proposal will be presented at the 2009 Annual Meeting of Shareholders and is described in our proxy statement under “Proposal 2 – Advisory Vote on Executive Compensation.” In addition, there are a number of certifications by the Chief Executive Officer, Chief Financial Officer and Compensation Committee that will be required in connection with these regulations. Finally, the Treasury Department is required to review any bonus, retention awards or other compensation paid to our named executive officers and the next 20 most highly compensated employees prior to February 17, 2009 to determine if these payments were excessive and negotiate for the reimbursement of any such excess payments.

     The ARRA directs the Treasury Department to issue regulations implementing the executive compensation restrictions. Many questions remain regarding the scope of the limitations and the requirements of the ARRA because none of the regulations mandated by the law have been issued to date. Pending the issuance of regulations, we are reviewing the requirements of the ARRA, its impact on compensation, and the effect of its requirements on our compensation arrangements. Actions required by the ARRA and consideration of competitive factors may include changes to the form and amount of compensation paid to our executive officers, including adjustments to base salaries, the reduction or elimination of bonus compensation, issuance of long-term restricted stock awards and modifications to existing agreements.

     The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

     The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock. The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Alaska Pacific. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 26.9% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, throughout 2008 and into 2009. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Further negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Uninsured deposits.

     In the fourth quarter of 2008, the Federal Deposit Insurance Corporation increased the federal insurance of deposits accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members, including Alaska Pacific Bank. These increases in coverage, with the exception of IRA and certain retirement accounts are set to expire at the end of 2009. Congress is considering the extension of these deposit insurance increases. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage. We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock, which could dilute your ownership interest in the Company.

     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.

     As an Alaska corporation, under Alaska law we are subject to restrictions on the payment of dividends. In addition, as a savings and loan holding company, Alaska Pacific’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. Alaska Pacific is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, Alaska Pacific is and will be dependent upon dividends from Alaska Pacific Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. Alaska Pacific Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to Alaska Pacific, it may not be able to pay its obligations or pay dividends on Alaska Pacific’s common stock. See “Regulation -Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Note 3 of the Notes to Consolidated Financial Statements. Also, Alaska Pacific’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

     Alaska Pacific is also subject to certain regulatory restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock. See “Regulation - Regulation and Supervision of the Company - Dividend Payments and Common Stock Repurchases” above. For information regarding our participation in TARP and its effective on the payment of dividends, see “-- Risks specific to our participation in TARP” included herein.

     Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs and any applicable contractual restrictions. On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount, if any.

The maturity and repricing characteristics of our assets and liabilities are mismatched and subject us to interest rate risk which could adversely affect our net earnings and economic value.

     Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our net earnings and economic value. We currently believe that declining interest rates will adversely affect our near-term net earnings.

     Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting our financial performance.

     We believe that the greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for our rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

     Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income and net market value of equity resulting from those movements under different rate environments. We update and prepare our simulation modeling at least quarterly for review by senior management and our directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of our equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used and, as a result, our interest rate risk management strategies may prove to be inadequate.

     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risk and Asset/Liability Management” for additional information concerning interest rate risk.

Our loan portfolio includes loans with a higher risk of loss.

     We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, as well as residential mortgage loans primarily within our market areas. Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans. We had approximately $130.1 million outstanding in these types of higher risk loans at December 31, 2008 which is an amount relatively unchanged from December 31, 2007. These loans have greater credit risk than residential real estate for the reasons discussed under Item 1, “Business-Lending Activities” and for the following reasons:

  Construction and Land Loans. This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. While construction loan originations decreased by approximately 85% in 2008, we continue to have a significant investment in construction loan balances.

  Most of our construction loans are for the construction of single family residences.
  Commercial and Multifamily Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial and multifamily mortgage loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.
  Commercial Business Loans. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
  Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

For additional information, see Item I, “Business—Lending” and Item 7, “Management’s Discussion of Financial Condition and Results of Operations—Asset Quality.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

     We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.59% of total loans, and 44.2% of nonperforming loans at December 31, 2008.

     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

If external funds were not available, this could adversely impact our growth and prospects.

     We rely on deposits and advances from the FHLB of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we might not be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle or market conditions were to change. While we consider such sources of funds adequate for our liquidity needs, we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons. Additional borrowings, if sought, may not be available to us or, if available, may not be on reasonable terms. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

     Our assessment for federal deposit insurance from the Federal Deposit Insurance Corporation for the year ended December 31, 2008 was $118,000 at an assessment rate of seven basis points for deposits. Assessments for federal deposit insurance are expected to increase significantly for 2009 as the Federal Deposit Insurance Corporation implements its Deposit Insurance Fund restoration plan that it adopted on February 27, 2009 by interim rule. The restoration plan increases the base assessment rates for banks of all risk categories, adjusts premiums for new risk factors, and imposes an emergency special assessment of 20 basis points payable on September 30, 2009 based on deposits as of June 30, 2009. Based on our deposits as of December 31, 2008 of $162.2 million our estimated special assessment cost would be approximately $110,000. Although there is a proposal under discussion under which the FDIC would reduce the special assessment to 10 basis points, there can be no assurance whether the proposal will become effective. Accordingly, we expect our base assessment to significantly increase in 2009 as compared to 2008. The interim rule would also permit the Federal Deposit Insurance Corporation to impose an additional emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance.

The loss of key members of our senior management team could adversely affect our business.

     We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We are subject to extensive government regulation which could adversely affect our business.

     Our operations are subject to extensive regulation by federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability. See “Item 1. Business – Regulation – Alaska Pacific Bank.”

Our business is affected from time to time by federal and state laws and regulations relating to hazardous substances.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

Our information systems may experience an interruption or breach in security.

     We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on dividends from Alaska Pacific Bank for most of our revenue.

     Alaska Pacific is a separate and distinct legal entity from Alaska Pacific Bank. We receive substantially all of our revenue from dividends from Alaska Pacific Bank. These dividends are the principal source of funds to pay dividends on our common stock. Various federal laws and regulations limit the amount of dividends that Alaska Pacific Bank may pay to Alaska Pacific. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to Alaska Pacific, we may not be able to pay obligations or pay dividends on Alaska Pacific’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. See Item 1, “Business-Regulation.”

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

     In connection with the enactment of the Sarbanes-Oxley Act of 2002 (“Act”) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract and retain deposits.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2008.

	Year	Square	Deposits
Location	Opened	Footage	(in thousands)

Main Office:
Nugget Mall Office (1)	1984	16,000	$87,134
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:
301 N. Franklin Street	1960	6,268	$30,894
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	$14,069
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	$6,793
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	$23,285
Sitka, Alaska 99835

Alaska Pacific Mortgage
2092 Jordan Avenue, Suite 595 (5)	2003	2,500	Non-depository
Juneau, Alaska 99801

(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in February 2013, with option to renew for five-year term.
(3)	Lease expires in April 2009, with two 1-year options to renew.
(4)	Lease expires in December 2013, with option to renew for five-year term.
(5)	Lease expires in October 2013

     Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah. At December 31, 2008, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $3.1 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” As of December 31, 2008, there were approximately 525 stockholders of record and 654,486 shares outstanding. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the institution’s mutual-to-stock conversion.

     The Bank is restricted by on the amount of dividends it may pay to the Company. It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. Based on this calculation, at December 31, 2008, none of the Bank’s retained earnings were available for dividends to the Company. However, payment of dividends may be further restricted by the Bank’s regulatory agency if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

     The Bank currently is operating under the restrictions imposed by an MOU issued by the OTS on January 7, 2009. Among other restrictions, the MOU requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; and (b) remain in compliance with the minimum capital ratios contained in the business plan. As of December 31, 2008, the Bank’s Tier-1 (Core) Leverage Ratio was 8.43% (0.43% over the new required minimum) and Risk-Based Capital Ratio was 11.58%, (0.42% less than the new minimum). Management believes that the Bank is currently in compliance with the terms of the MOU. For further information regarding the MOU, see Item 1A, “Risk Factors -- Risks Related to our Business -- We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

     The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The following table sets forth market price information of the Company’s stock for 2008 and 2007.

		Market Price

Years Ended December 31,		High	Low	Dividends

2008	:
First Quarter		$23.00	$19.40	$0.10
Second Quarter		22.50	18.25	0.10
Third Quarter		20.10	13.00	0.00
Fourth Quarter		15.00	2.75	0.00

2007	:
First Quarter		$25.75	$23.50	$0.09
Second Quarter		25.74	24.10	0.10
Third Quarter		26.25	24.60	0.10
Fourth Quarter		26.40	21.30	0.10

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

     During the fourth quarter of the year ended December 31, 2008, the Company had no purchases of its Common Stock.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes elsewhere in this annual report. In the following discussion, except as otherwise noted, references to “2008” or “2007” indicate the year ended December 31, 2008 or 2007, respectively.

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

Operating Strategy

     The Company’s strategy is to operate a community-oriented financial institution devoted to serving the needs of its customers. The Company’s business consists primarily of attracting retail deposits from the general public and using those funds to originate residential real estate loans, land, construction, commercial real estate loans, commercial business loans, and a variety of consumer loans.

Financial Condition

     Total assets were $190.9 million at December 31, 2008, compared with $187.5 million at December 31, 2007. The increase was primarily the result of growth in loans.

     Loans increased $3.5 million, or 2.1%, to $169.0 million at December 31, 2008 from $165.5 million at December 31, 2007. The increase is largely attributable to continued marketing efforts to small businesses, builders, and consumers, as well as the purchase of participations in loans from other banks.

     Total commercial real estate loans increased 24.3% to $56.0 million, or 33.2% of the portfolio at December 31, 2008, from $45.1 million, or 27.2% of the portfolio at December 31, 2007. Land loans increased 111.4% to $13.4 million, or 7.9% of the portfolio at December 31, 2008, from $6.3 million, or 3.8% of the portfolio at December 31, 2007. The increase in land loan originations is due to the reclassification of four large loans from other portfolio types to land loans during 2008. Total construction loans decreased 61.5% to $9.2 million, or 5.5% of the portfolio at December 31, 2008, from $23.9 million, or 14.5% of the portfolio at December 31, 2007.

     Production of one-to-four-family mortgage loans continued to grow in 2008. Originations totaled $38.2 million in 2008, a 32.7% increase over the $28.8 million originated in 2007. Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 23.0% of the loan portfolio at December 31, 2008, compared with 24.9% of the loan portfolio at December 31, 2007.

     Cash and cash equivalents increased $300,000 to $9.4 million at December 31, 2008, compared to $9.1 million at December 31, 2007.

     Available-for-sale securities decreased $670,000 to $3.2 million at December 31, 2008, compared to $3.9 million at December 31, 2007. The decrease was the result of normal principal reductions on mortgage-backed securities.

     Premises and equipment was $3.1 million at December 31, 2008, a $300,000 decrease from the end of 2007.

     Total deposits increased 8.6% to $162.2 million at December 31, 2008 from $149.4 million at December 31, 2007. Money market accounts increased a total of $7.4 million at December 31, 2008 compared to a year ago. During the same period, however, regular savings increased $344,000. Certificates of deposit increased $7.1 million to $54.8 million at December 31, 2008.

     At December 31, 2008 and 2007, $2.1 million and $6.6 million, respectively, of the certificates of deposit were brokered CDs obtained through the Certificate of Deposit Account Registry Service (“CDARS”). These deposits carry interest rates that are generally higher than locally obtained CDs, but which are generally lower than FHLB advances. Total CDs made by a public entity under a CD program for qualified Alaskan financial institutions amounted to $15 million at December 31, 2008. There were no CDs under this program at December 31, 2007.

     FHLB advances decreased $6.8 million to $10.3 million at December 31, 2008 from $17.1 million at December 31, 2007.

Results of Operations

     Net Income (Loss). For the year ended December 31, 2008, the Company reported a net loss of $2.3 million, or $(3.54) per diluted share, after recording a $5.0 million provision for loan losses. This compares to net income of $922,000, or $1.40 per diluted share, after recording an $180,000 provision for loan losses, for 2007. The loss in 2008 is primarily attributable to an increase in provision for loan loss and a decrease in net interest income. For purposes of comparison, pre-tax income may be separated into major components as follows:

			Income
			Increase
(in thousands) Year ended December 31,	2008	2007	(Decrease)

Net interest income	$8,760	$9,082	$(322)
Gain on sale of loans	251	311	(60)
Other noninterest income	1,091	1,015	76

Net revenues	10,102	10,408	306
Noninterest expense	(8,791)	(8,716)	(75)

Subtotal	1,311	1,692	(381)
Provision for loan losses	(5,034)	(180)	(4,854)

Income (loss) before income tax	$(3,723)	$1,512	$(5,235)

Net Interest Income. Net interest income decreased $322,000, or 3.6%, to $8.8 million in 2008 from $9.1 million in 2007. The decrease is due to a combination of factors, including nonaccrual loans and decline in net interest margin. See the tables in “Average Balances, Interest and Average Yields/Cost” and in “Rate/Volume Analysis” elsewhere in this discussion. The net interest margin on average earning assets was 4.76% for 2008 compared with 5.32% in 2007 reflecting the increase in nonperforming assets which continued to exert downward pressure on the margin and the yield on earning assets declined more than the cost of funds due to the rapid drop in interest rates. Nonaccrual loans were $6.1 million and $323,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, $665,000 and $20,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

Average loans (including held for sale) increased $12.1 million, or 7.4%, to $174.7 million in 2008 from $162.6 million in 2007. The net interest margin on average interest-earning assets decreased 56 basis points to 4.76% in 2008 from 5.32% in 2007.

     Noninterest Income. The gain on sale of loans declined $60,000 to $251,000 in 2008 from $311,000 in 2007 due to a decline in brokered loan income and gain on sale of loans origination fees/costs.

Excluding mortgage banking income, noninterest income increased $76,000, or 7.5%, to $1.1 million in 2008 compared with $1.0 million in 2007. The increase is primarily in service charges on deposit accounts associated with increases in service charge fee rates and additional types of service charge fees. Additionally, non-recurring income of $56,000 was recognized from the cash proceeds received on shares redeemed associated with the Company’s ownership in VISA and VISA’s initial public offering and business combination.

     Noninterest Expense. Noninterest expense increased $75,000, or 0.9%, to $8.8 million in 2008 from $8.7 in 2007. The net increase in expense is due to higher professional and consulting fees associated with classified loans and higher repossessed asset expense.

Provision and Allowance for Loan Losses

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

     The provision for loan losses increased $4.9 million to $5.0 million for 2008 compared to $180,000 for 2007. The provision for both years was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses increased $905,000, or 50.8%, to $2.7 million at December 31, 2008 from $1.8 million at December 31, 2007. The provisions and the resulting allowance are reflective of numerous factors, including the following:

  Loan losses. Net loan charge offs were $4.1 million (2.44% of total loans) in 2008 compared with $63,000 (0.04% of total loans) in 2007.
  Growth and composition of the portfolio. Total loans increased $3.5 million to $169.0 million at December 31, 2008 compared with $165.5 million at December 31, 2007. Growth reflects gradual changes in composition away from single-family mortgages, moving to a greater proportion of commercial real estate, commercial business and land loans. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.
  Management analysis of loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectability may not be assured. Loans judged to be impaired amounted to $10.7 million (6.32% of total loans) at December 31, 2008, compared with $1.2 million (0.7% of total loans) at December 31, 2007. A specific allowance for estimated impairments of $875,000 and $556,000, respectively, was established for these loans.
  Past-due Loans. At December 31, 2008, 6.07% of all loan balances were past due 30 days or more, compared with 2.33% at December 31, 2007.
  Nonperforming and classified loans. Nonaccrual loans were $6.1 million (3.6% of total loans) at December 31, 2008, compared with no nonaccrual loans of $323,000 at December 31, 2007. Loans classified as “substandard” or “doubtful” were $8.0 million (4.7% of total loans) at December 31, 2008 compared with $6.2 million (3.8% of total loans) at December 31, 2007.
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

(dollars in thousands)
Year ended December 31,		2008			2007

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans (1)	$174,655	$11,838	6.78%	$162,575	$12,740	7.84%
Investment securities (1)	5,336	195	3.65	6,356	257	4.04
Interest-earning deposits in banks	3,984	42	1.05	1,657	81	4.89

Total interest-earning assets	183,975	12,075	6.56	170,588	13,078	7.67
Allowance for loan losses	(3,077)			(1,725)
Cash and due from banks	6,940			6,670
Other assets	6,942			6,439

Total assets	$194,780			$181,972

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$29,192	$93	0.32%	$29,325	$102	0.35%
Money market	29,687	545	1.84	24,237	758	3.13
Savings	16,682	64	0.38	17,133	118	0.69
Certificates of deposit	53,721	1,883	3.51	47,674	2,170	4.55

Total interest-bearing deposits	129,282	2,585	2.00	118,369	3,148	2.66
Borrowings	14,611	730	5.00	15,400	848	5.51

Total interest-bearing liabilities	143,893	3,315	2.30	133,769	3,996	2.99
Noninterest-bearing demand deposits	27,447			26,186
Mortgage escrows	1,261			1,232
Other liabilities	4,393			2,666
Shareholders’ equity	17,786			18,119

Total liabilities and shareholders’ equity	$194,780			$181,972

Net interest income		$8,760			$9,082

Interest rate spread			4.26%			4.68%

Net interest margin:
On average interest-earning assets			4.76%			5.32%
On average total assets			4.50			4.99

Ratio of average interest-earning assets
to average interest-bearing liabilities	127.86%			127.52%

(1)	Average loans include nonperforming loans and loans held for sale. Interest income does not include interest on nonaccrual loans. Average investment securities include FHLB stock.

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

(in thousands)
			Rate/
Year ended December 31, 2008 compared with year ended 2007	Rate	Volume	Volume	Total

Interest-earning assets:
Loans	$(1,721)	$947	$(128)	$(902)
Investment securities	(25)	(41)	4	(62)
Interest-earning deposits in banks	(64)	114	(89)	(39)

Total net change in interest income	(1,810)	1,020	(213)	(1,003)

Interest-bearing liabilities:
Interest-bearing demand accounts	(9)	-	-	(9)
Money market accounts	(313)	170	(70)	(213)
Savings accounts	(52)	(3)	1	(54)
Certificates of deposit	(499)	275	(63)	(287)
Borrowings	(79)	(43)	4	(118)

Total net change in interest expense	(952)	399	(128)	(681)

Net change in net interest income	$(858)	$621	$(85)	$(322)

Yields Earned and Rates Paid

     The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company’s assets and the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	For the Year Ended December 31,
	2008	2008	2007

Weighted average yield on:
Loans	6.23%	6.78%	7.84%
Investment securities	2.81	3.65	4.04
Interest-earning deposits in banks	-	1.05	4.89
Total interest-earning assets	5.97	6.56	7.67

Weighted average rate paid on:
Interest-bearing demand accounts	0.27	0.32	0.35
Money market accounts	1.38	1.84	3.13
Savings accounts	0.40	0.38	0.69
Certificates of deposit	2.49	3.51	4.55
Total interest-bearing deposits	1.44	2.00	2.66
Borrowings	5.70	5.00	5.51
Total interest-bearing liabilities	1.74	2.30	2.99

Interest rate spread	4.23	4.26	4.68

Net interest margin on:
Average interest-earning assets	-	4.76	5.32
Average total assets	-	4.50	4.99

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank’s sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2008 and 2007, the Bank used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2008, the Bank had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $12.2 million.

     At December 31, 2008, the Bank had $10,000 of net unrealized gains on investment securities classified as available for sale, which represented 0.3% of the amortized cost ($3.2 million) of the securities. This represented an increase of $35,000 compared with $15,000 of net unrealized losses at December 31, 2007, primarily due to changes in market demand. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

     At December 31, 2008, certificates of deposit amounted to $54.8 million, or 33.8% of the Bank’s total deposits, including $44.6 million scheduled to mature by December 31, 2009. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments. In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $47.7 million at December 31, 2008, of which $20.4 million was unused. At December 31, 2008, there was $10.3 million outstanding on the line and an additional $17.0 million of the borrowing line was committed to secure public deposits.

     Given these sources of liquidity and our expectations for cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2008, the Bank was in compliance with all regulatory capital requirements that were effective as of this date with tangible, core, and risk-based capital ratios of 8.43%, 8.43% and 11.58%, respectively. For further information, see Note 3 of the Notes to Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for any reporting period beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company's financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) for nongovernmental entities. The Public Company Accounting Oversight Board (PCAOB) has proposed an auditing standard that would remove the GAAP hierarchy from its interim auditing standards. SFAS No. 162 was effective November 15, 2008. SFAS No. 162 did not have a material impact on the Company’s financial condition or results of operations.

In September 2008, the FASB issued FSP No. 133-1 and FIN No. 45-4, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends and enhances the disclosure requirements for sellers of credit derivatives (including hybrid instruments that have embedded credit derivatives) and financial guarantees. The new disclosures must be provided for reporting periods ending after November 15, 2008, although earlier application is encouraged. The FSP also clarifies the effective date of SFAS No. 161 is for any reporting period beginning after November 15, 2008. The FSP did not have a material impact on the Company's financial condition or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective on October 10, 2008. The FSP did not have a material impact on the Company’s financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

     In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into its risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a

“normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0% . Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank’s regulatory capital levels at December 31, 2008, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

     The following table illustrates the change in net portfolio value at December 31, 2008, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)				Net Portfolio as % of
		Net Portfolio Value		Portfolio Value of Assets

Basis Point (“bp”)	Dollar	Dollar	Percent	Net Portfolio
Change in Rates	Amount	Change (1)	Change	Value Ratio (2)	Change	(3)

300 bp	$22,474	(2,345)	(9)%	11.36%	(96	) bp
200	23,541	(1,278)	(5)	11.81	(51)
100	24,403	(416)	(2)	12.16	(15)
0	24,819	-	-	12.32	-
(50)	24,796	(23)	-	12.29	(2)
(100)	24,562	(257)	(1)	12.18	(13)

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)	Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

     The above table illustrates, for example, that at December 31, 2008 an instantaneous 200 basis point increase in market interest rates would reduce the Bank’s net portfolio value by $1.3 million, or 5%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Bank’s net portfolio value by $257,000.

     The following table summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward.

	December 31,		September 30,		December 31,
	2008		2008		2007

Pre-shock net portfolio
value ratio	12.32%		13.25%		13.85%
Post-shock net portfolio
value ratio	11.81%		12.55%		13.17%
Decline in net portfolio
value ratio	51	bp	70	bp	68	bp

     These measures indicate a relatively low level of interest-rate risk at the present time. Among other factors, this is due to management decisions in recent years to affect a relative decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands) December 31,			2008	2007

Assets
Cash and due from banks			$6,344	$7,110
Interest-earning deposits in banks			3,058	1,990

Total cash and cash equivalents			9,402	9,100
Investment securities available for sale, at fair value (amortized cost:
2008 - $3,233; 2007 - $3,928)			3,243	3,913
Federal Home Loan Bank stock, at cost			1,784	1,784
Loans held for sale			2,586	2,920
Loans			168,982	165,506
Less allowance for loan losses			(2,688)	(1,783)

Loans, net			166,294	163,723
Accrued interest receivable			822	978
Premises and equipment, net			3,122	3,436
Repossessed assets			408	-
Other assets			3,190	1,628

Total Assets			$190,851	$187,482

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand			$25,707	$29,019
Interest-bearing demand			31,042	29,784
Money market			33,072	25,648
Savings			17,536	17,192
Certificates of deposit			54,818	47,724

Total deposits			162,175	149,367
Federal Home Loan Bank advances			10,320	17,076
Advance payments by borrowers for taxes and insurance			733	731
Accounts payable and accrued expenses			480	534
Accrued interest payable			449	668
Other liabilities			411	437

Total liabilities			174,568	168,813
Commitments and contingencies (Notes 14)
Shareholders’ Equity:
	December 31,
Common stock ($0.01 par value):	2008	2007

Authorized shares	20,000,000	20,000,000
Issued	655,415	655,415
Outstanding	654,486	653,009	7	7
Additional paid-in capital			6,121	6,067
Treasury stock	(929)	(2,406)	(11)	(30)
Unearned Employee Stock Ownership
Plan (“ESOP”) shares	(-)	(4,058)	-	(41)
Retained earnings			10,161	12,675
Accumulated other comprehensive income (loss)			5	(9)

Total shareholders’ equity			16,283	18,669

Total Liabilities and Shareholders’ Equity			$190,851	$187,482

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

(in thousands, except per share) Year ended December 31,	2008	2007

Interest Income
Loans, including fees	$11,838	$12,740
Investment securities	195	257
Interest-earning deposits in banks	42	81

Total interest income	12,075	13,078
Interest Expense
Deposits	2,585	3,148
Federal Home Loan Bank advances	730	848

Total interest expense	3,315	3,996

Net Interest Income	8,760	9,082
Provision for loan losses	5,034	180

Net interest income after provision for loan losses	3,726	8,902
Noninterest Income
Mortgage servicing income	161	154
Service charges on deposit accounts	709	647
Other service charges and fees	165	214
Gain on sale of loans	251	311
Other noninterest income	56	-

Total noninterest income	1,342	1,326
Noninterest Expense
Compensation and benefits	4,871	5,021
Occupancy and equipment	1,537	1,482
Data processing	255	252
Professional and consulting fees	487	277
Marketing and public relations	317	351
Repossessed property, net	116	-
Other	1,208	1,333

Total noninterest expense	8,791	8,716

Income (loss) before income tax	(3,723)	1,512
Provision (benefit) for income tax	(1,405)	590

Net Income (Loss)	$(2,318)	$922

Net income (loss) per share:
Basic	$(3.54)	$1.45
Diluted	(3.54)	1.40

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

						Accumulated
		Additional		Unearned		Other	Total Share-
	Common	Paid-In	Treasury	ESOP	Retained	Comprehensive	holders’
(in thousands)	Stock	Capital	Stock	Shares	Earnings	Income (Loss)	Equity

Balance, January 1, 2007	$7	$5,996	$(193)	$(84)	$12,004	$(25)	$17,705

Net income					922		922
Other comprehensive income:
Change in net unrealized gains and
losses on securities available for
sale, net of related income tax effect						16	16

Comprehensive income							938

Exercise of stock options		(35)	163				128
ESOP shares earned		65		43			108
Stock compensation expense		41					41
Cash dividends ($.39 per share)					(251)		(251)

Balance, December 31, 2007	7	6,067	(30)	(41)	12,675	(9)	18,669

Net loss					(2,318)		(2,318)
Other comprehensive income:
Change in net unrealized gains and
losses on securities available for
sale, net of related income tax effect						14	14

Comprehensive loss							(2,304)

Exercise of stock options		(4)	19				15
Excess tax benefits from share-based
payment arrangements		7					7
ESOP shares earned		25		41			66
Stock compensation expense		26					26
Cash dividends ($.30 per share)					(196)		(196)

Balance, December 31, 2008	$7	$6,121	$(11)	$-	$10,161	$5	$16,283

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2008	2007

Operating Activities
Net income (loss)	$(2,318)	$922
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for loan losses	5,034	180
Gain on sale of loans	(251)	(311)
Depreciation and amortization	462	398
Deferred income tax (benefit) expense	(513)	(228)
Amortization of fees, discounts, and premiums, net	(326)	(324)
ESOP expense	66	108
Stock compensation expense	26	41
Loans originated for sale	(16,816)	(6,032)
Proceeds from sale of loans originated for sale	17,401	3,942
Excess tax benefits from share-based payments arrangements	(7)	-
Cash provided by (used in) changes in operating assets and liabilities:
Loans held for sale	-	-
Accrued interest receivable	156	(51)
Other assets	(1,060)	(52)
Advance payments by borrowers for taxes and insurance	2	(9)
Accrued interest payable	(219)	61
Accounts payable and accrued expenses	(54)	14
Other liabilities	(19)	349

Net cash provided by (used in) operating activities	1,564	(992)

Investing Activities
Maturities and principal repayments of investment securities
available for sale	681	1,388
Loan originations, net of principal repayments	(8,007)	(6,635)
Purchase of premises and equipment	(148)	(297)
Proceeds from sale of repossessed assets	334	-

Net cash used in investing activities	(7,140)	(5,544)
Financing Activities
Cash dividends paid	(196)	(251)
Net increase (decrease) in Federal Home Loan Bank advances	(6,756)	3,014
Net increase in demand and savings deposits	5,714	3,879
Net increase in certificates of deposit	7,094	287
Excess tax benefits from share-based payments arrangements	7	-
Proceeds from exercise of stock options	15	128

Net cash provided by financing activities	5,878	7,057

Increase in cash and cash equivalents	302	521
Cash and cash equivalents at beginning of year	9,100	8,579

Cash and cash equivalents at end of year	$9,402	$9,100

Supplemental information:
Cash paid for interest	$3,534	$3,935
Cash paid for income taxes	344	980
Loans repossessed and transferred to repossessed assets	742	-
Net change in unrealized gains and losses on securities available for sale, net
of tax	14	16

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Interest is accrued as earned unless management doubts the collectability of the loan or the unpaid interest. Interest accrual is generally discontinued and loans are transferred to nonaccrual status when they become 90 days past due or earlier if the loan is impaired and collection is considered doubtful. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Income from nonaccrual loans is recorded only when interest payments are received.

Loans or portions of loans are charged off against the allowance for loan losses when considered uncollectible. Prior to charging a loan off, a loss allowance may be recognized on impaired loans for an estimated probable loss.

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

General component: The general allowance component is calculated by loan category as a range of estimated loss by applying various loss factors to pass-graded outstanding loans. The loss factors are based primarily on industry loss statistics, adjusted for the Bank’s historical loss experience and other significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

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

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans which, at December 31, 2008 and 2007, consisted primarily of one- to four-family residential mortgage loans.

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

FEDERAL HOME LOAN BANK STOCK: The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. The Bank’s minimum investment requirement was approximately $361,200 and $661,700 at December 31, 2008 and 2007, respectively. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB. This security is reported at par value, which represents the Company’s cost. The FHLB of Seattle recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and as a result would not pay a dividend for the fourth calendar quarter of 2008 and that it would suspend the repurchase and redemption of outstanding common stock.

The FHLB of Seattle has communicated to the Company that they believe the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Company has not recorded an “other than temporary impairment” on its investment in FHLB stock. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of those securities, the requirement that the Company contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Company’s ability to borrow funds from the FHLB of Seattle, impairing the Company’s ability to meet liquidity demands.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was $200,000 and $224,000 for the years ended December 31, 2008 and 2007, respectively.

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

TREASURY STOCK: Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2008 and 2007.

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

STOCK OPTION PLAN: The Company accounts for its stock option plans in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment”, a revision of FASB 123 “Accounting for Stock-Based Compensation”. FASB Statement No. 123R establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans and requires that the compensation cost relating to share-based payment transactions such as stock options be recognized in the Company’s financial statements over the period the options are earned by employees. The adoption of this standard using the modified prospective method resulted in $26,000 and $41,000 of compensation expense for the years ended December 31, 2008 and 2007, respectively.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of derivative instruments on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for any reporting period beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company's financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (GAAP) for nongovernmental entities. The Public Company Accounting Oversight Board (PCAOB) has proposed an auditing standard that would remove the GAAP hierarchy from its interim auditing standards. SFAS No. 162 was effective November 15, 2008. SFAS No. 162 did not have a material impact on the Company’s financial condition or results of operations.

In September 2008, the FASB issued FSP No. 133-1 and FIN No. 45-4, Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends and enhances the disclosure requirements for sellers of credit derivatives (including hybrid instruments that have embedded credit derivatives) and financial guarantees. The new disclosures must be provided for reporting periods ending after November 15, 2008, although earlier application is encouraged. The FSP also clarifies the effective date of SFAS No. 161 is for any reporting period beginning after November 15, 2008. The FSP did not have a material impact on the Company's financial condition or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective on October 10, 2008. The FSP did not have a material impact on the Company’s financial condition or results of operations.

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

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank or in the form of cash. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. The Company is required to maintain a $750,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2008 and 2007 was $1,195,000 and $539,000, respectively.

Note 3 – Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company. It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. Based on this calculation, at December 31, 2008, none of the Bank’s retained earnings were available for dividends to the Company. However, payment of dividends may be further restricted by the Bank’s regulatory agency if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

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

Following is a summary of the Bank’s capital ratios:

				Minimum Capital Required

					To Be Categorized as
			For Capital Adequacy		“Well Capitalized”
(dollars in thousands)	Actual		Purposes		Under PCA Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Tangible capital (to total
assets)	$16,053	8.43%	$2,857	1.50%	N/A	N/A
Core capital (to total assets)	16,053	8.43	7,618	4.00	$9,522	5.00%
Total risk-based capital (to risk
weighted assets)	17,724	11.58	12,241	8.00	15,302	10.00
Tier I risk-based capital (to
risk weighted assets)	16,053	10.49	N/A	N/A	9,181	6.00

December 31, 2007:
Tangible capital (to total
assets)	$18,376	9.81%	$2,809	1.50%	N/A	N/A
Core capital (to total assets)	18,376	9.81	7,491	4.00	$9,364	5.00%
Total risk-based capital (to risk
weighted assets)	19,603	13.12	11,956	8.00	14,945	10.00
Tier I risk-based capital (to
risk weighted assets)	18,376	12.30	N/A	N/A	8,967	6.00

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

December 31, 2008:
Mortgage-backed securities:	$3,134	$49	$(38)	$3,145
U.S. government agencies	99	-	(1)	98

Total	$3,233	$49	$(39)	$3,243

December 31, 2007:
Mortgage-backed securities:	$3,821	$51	$(65)	$3,807
U.S. government agencies	107	-	(1)	106

Total	$3,928	$51	$(66)	$3,913

Impaired securities (those with unrealized losses) at December 31, 2008 are summarized as follows:

	Impaired less than		Impaired 12 months
	12 months		or more		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed
securities	$-	$-	$1,180	$(38)	$1,180	$(38)
U.S. government
agencies	-	-	98	(1)	98	(1)

Total	$-	$-	$1,278	$(39)	$1,278	$(39)

Impaired securities (those with unrealized losses) at December 31, 2007 are summarized as follows:

	Impaired less than		Impaired 12 months
	12 months		or more		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed
securities	$49	$(1)	$3,279	$(64)	$3,328	$(65)
U.S. agencies and
corporations	106	(1)	-	-	106	(1)

Total	$155	$(2)	$3,279	$(64)	$3,434	$(66)

Thirteen securities with unrealized losses at December 31, 2008 were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

No securities were designated as held to maturity at December 31, 2008 or 2007.

All investment securities at December 31, 2008 have final contractual maturities of more than five years. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2008, investment securities with amortized cost of $3,220,000 and market value of $3,229,000 were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2008 or 2007. The Bank does not have a securities trading portfolio or securities held to maturity.

Note 5 – Loans

Loans are summarized as follows:

(in thousands) December 31,	2008	2007

Real estate:
Permanent:
One- to four-family	$38,875	$41,275
Multifamily	2,575	1,043
Commercial nonresidential	56,019	45,067
Land	13,360	6,321
Construction:
One- to four-family	4,179	11,648
Multifamily	-	719
Commercial nonresidential	5,064	11,564
Commercial business	24,429	22,872
Consumer:
Home equity	18,661	19,128
Boat	4,060	3,974
Automobile	998	1,006
Other	762	889

Loans	$168,982	$165,506

Loans held for sale	$2,586	$2,920

Loans are net of deferred loan fees and other discounts amounting to $701,000 and $802,000 at December 31, 2008 and 2007, respectively.

Loans include overdrawn balances of deposit accounts of $36,000 and $100,000 at December 31, 2008 and 2007, respectively.

Interest income from tax-exempt loans was $36,000 and $36,000 in 2008 and 2007, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

Impaired loans are summarized as follows:

(in thousands) Year ended December 31,	2008	2007

Impaired loans at end of year	$10,685	$1,191
Impaired loans at end of year for which
allowances have been provided	10,685	1,191
Amount of allowances at end of year	875	556
Average impaired loans	8,898	1,176

Nonaccrual loans were $6.1 million and $323,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, approximately $665,000 and $20,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

MORTGAGE LOAN SERVICING: The Bank services residential and other real estate loans for Alaska Housing Finance Corporation (“AHFC”), U.S. Government agencies, and institutional and private investors totaling $101,320,000 and $101,195,000 as of December 31, 2008 and 2007, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $161,000 and $154,000 for 2008 and 2007, respectively.

The amortized cost of mortgage servicing rights was $646,000 and $675,000 at December 31, 2008 and 2007, respectively. The amount of servicing assets recognized during 2008 was $72,000 and amortization was $101,000 for the year. The amount of servicing assets recognized during 2007 was $81,000 and amortization was $108,000 for the year. Management has determined that a valuation allowance for impairment was not required at December 31, 2008 or 2007.

RELATED PARTY LOANS: In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $3,186,000 and $3,152,000 at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, new loans of this type were $196,000 and $117,000, respectively, and repayments were $162,000 and $91,000, respectively.

REPOSSESSED ASSETS: At December 31, 2008 the Company held $408,000 as repossessed assets. The Company had no repossessed assets at December 31, 2007. During 2008, the Company received $334,000 in proceeds from the sale of repossessed assets and did not recognize any net gain on sales. There were no sales of repossessed assets in 2007. The Company also incurred $116,000 in operating expenses related to repossessed assets in 2008.

Note 6 – Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:

(in thousands) Year ended December 31,	2008	2007

Balance at beginning of year	$1,783	$1,666
Provision for loan losses	5,034	180
Loans charged off	(4,182)	(77)
Recoveries	53	14

Balance at end of year	$2,688	$1,783

Note 7 – Premises and Equipment

Following is a summary of premises and equipment:

(in thousands) December 31,	2008	2007

Land	$424	$424
Buildings	2,254	2,207
Leasehold improvements	3,667	3,633
Furniture, fixtures and equipment	2,998	2,940

	9,343	9,204
Less accumulated depreciation and amortization	(6,221)	(5,768)

	$3,122	$3,436

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $462,000 and $398,000, respectively.

Note 8 – Deposits

Certificates of deposit exceeding $100,000 at December 31, 2008 and 2007 were $23,697,000 and $11,941,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2008, are as follows:

(in thousands) Year ending December 31,

2009		$44,629
2010		6,539
2011		3,123
2012		248
2013 and thereafter		279

		$54,818

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2008	2007

Interest-bearing demand	$93	$102
Money market	545	758
Savings	64	118
Certificates of deposit	1,883	2,170

	$2,585	$3,148

The weighted averages interest rates paid on deposits are as follows:
Year ended December 31,	2008	2007

Interest-bearing demand	0.32%	0.35%
Money market	1.84	3.13
Savings	0.38	0.69
Certificates of deposit	3.51	4.55

Deposits from the Company’s executive officers, directors, and their related companies were $2,209,000 and $2,249,000 at December 31, 2008 and 2007, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances consist of the following:

(dollars in thousands) December 31,	2008	2007

Overnight advances, 4.35%	$-	$6,400
Five-year amortizing advance, final maturity in 2008, 3.03%	-	71
Seven-year amortizing advance, final maturity in 2010, 3.62%	320	605
Putable advance, maturing in 2009, putable earlier at discretion of FHLB, 6.13%	5,000	5,000
Four-year advance, maturing in 2010, 5.24%	1,500	1,500
Five-year advance, maturing in 2011, 5.26%	2,000	2,000
Seven-year advance, maturing in 2013, 5.30%	1,500	1,500

	$10,320	$17,076

FHLB advances at December 31, 2008 with final maturities of more than one year have scheduled maturities as follows:

(in thousands)
Year ending December 31,

2009	$5,286
2010	1,534
2011	2,000
2012	-
2013 and thereafter	1,500

Total	$10,320

The average balance of FHLB advances outstanding during 2008 and 2007 was $14,611,000 and $15,400,000, respectively. The maximum amount of advances outstanding at any month end during 2008 and 2007 was $23,681,000 and $20,193,000, respectively. Under a blanket pledge agreement, all funds on deposit at FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $47.7 million at December 31, 2008. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2008, there was $10.3 million outstanding on the line and an additional $17.0 million of the borrowing line was committed to secure public deposits.

Note 10 – Stock-Based Compensation

STOCK OPTION PLAN: In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the Plans); one for key employees and one for directors of the Company. The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of Shares repurchased by the Company in the open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of Options granted under the Plan; plus (ii) any Shares surrendered to the Company in payment of the exercise price of Options granted under the Plan. The Committee of the Plans shall determine the time or times at which an Option may be exercised. Previous option awards generally vest based on five years of continuous service. The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under both Plans shall not be less than 100% of the Market Value of a Share on the date of grant of such Option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock. The 2000 Stock Option Plan and the 2003 Stock Option Plan will terminate on July 2, 2010 and May 22, 2013, respectively.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for unvested grants for options granted during the year ended December 31, 2007:

Risk free interest rate	4.4%
Expected volatility	20.4%
Expected cash dividends	1.5%
Expected life	7 years

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Following is a summary of the changes in stock options:

(in thousands)
Year ended December 31,		2008			2007

			Weighted			Weighted
	Number of		Average	Number of		Average
	Options		Exercise Price	Options		Exercise Price

Stock options outstanding at
beginning of year	57,665		$16.25	48,265		$10.14
Granted	-		-	22,600		$25.50
Exercised	(1,477)		$9.75	(13,200)		$9.75
Forfeited	(2,000)		$25.50	-

Stock options outstanding at
end of year	54,188		$16.08	57,665		$16.25

Options exercisable at end of
year	41,268		$13.13	38,045		$11.62

Options exercised during the year ended December 31, 2008 had an aggregate intrinsic value of $17,000. Stock options outstanding at December 31, 2008 are summarized as follows:

				Exercisable

		Weighted- Average
Weighted-	Number	Remaining	Aggregate		Aggregate
Average	Outstanding at	Contractual Term	Intrinsic	Number of	Intrinsic
Exercise Price	End of Year	(Years)	Value	Shares	Value

$9.75	31,188	1.6	$-	31,188	$-
17.50	2,400	4.1	-	2,400	-
25.50	20,600	8.7	-	7,680	-

$16.25	54,188	4.4	$-	41,268	$-

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $26,000 and $41,000 of compensation expense for the years ended December 31, 2008 and 2007, related to the unvested portion of options granted in prior years. Net of taxes for the years ended December 31, 2008 and 2007; this reduced net income by $10,000 and $16,000, respectively. The basic and diluted earnings per share basis effect in December 31, 2008 and 2007 was zero and $0.07, respectively. There was $78,000 in unamortized stock-based compensation expense at December 31, 2008 with a weighted average expense period of 2.8 years.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. Recognized stock compensation expense was not reduced by estimated forfeitures because management believes the future effect to be minimal. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law. Beginning in 2006, the Bank matches 100% of employee contributions of up to 4% of compensation. For the years ended December 31, 2008 and 2007, the Bank contributed $109,000 and $103,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) established in connection with the conversion to stock ownership. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Holding Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees. Employees are vested in the plan over a seven-year period. Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan. At December 31, 2008 and 2007, 52,433 and 48,375 shares, respectively, were allocated to employees. The Company’s expense for the plan, including administrative expenses, amounted to $81,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively. Unallocated shares had a market value of $89,000 at December 31, 2007.

Note 12 – Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2008, are summarized as follows:

(in thousands) Year ending December 31,

2009	452
2010	146
2011	124
2012	123
2013	123
2014 and thereafter	175

$1,143

Rent expense was $501,000 and $478,000 for the years ended December 31, 2008 and 2007, respectively. Rental income on owned premises amounted to $21,000 and $21,000 for the years ended December 31, 2008 and 2007, respectively.

Note 13 – Income Tax

The provision (benefit) for income tax consisted of the following:

(in thousands) Year ended December 31,	2008	2007

Current tax (benefit) expense:
Federal	$(758)	$695
State	(134)	123

Total current	(892)	818
Deferred tax (benefit) expense:
Federal	(436)	(194)
State	(77)	(34)

Total deferred	(513)	(228)

Provision (benefit) for income tax	$(1,405)	$590

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2008 and 2007) to tax expense, as shown in the accompanying statements of operations and changes in shareholders’ equity and comprehensive income (loss), is as follows:

(in thousands) Year ended December 31,	2008	2007

Income tax expense (benefit) at statutory rate	$(1,266)	$514
Income tax effect of:
State income tax	(223)	91
Tax-exempt interest	(14)	(15)
Other	98	-

Provision (benefit) for income tax	$(1,405)	$590

Effective tax rate	38%	39%

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2008	2007

Deferred tax assets:
Bad debt reserves	$1,227	$953
Nonaccrual loan interest	252	-
Premises and equipment	-	8
Accrued vacation	68	69
Other	28	35

Gross deferred tax assets	1,575	1,065
Deferred tax liabilities:
Deferred loan fees, net	(42)	(70)
FHLB stock dividends	(610)	(625)
Premises and equipment	(38)	-
Other	(50)	(48)

Gross deferred tax liabilities	(740)	(743)

Net deferred tax assets	$835	$322

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2008 or 2007, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders’ equity as of December 31, 2008, includes accumulated earnings of approximately $1,759,000 for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Bank adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ending December 31, 2008, 2007, 2006, and 2005 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of operations. During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2008, beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2008, and December 31, 2008.

Note 14 – Commitments and Contingencies

COMMITMENTS: Commitments to extend credit, including lines of credit, totaled $10,467,000 and $9,731,000 at December 31, 2008 and 2007, respectively. Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1,774,000 and $6,365,000 at December 31, 2008 and 2007, respectively. These amounts are excluded from the balance of loans at year end.

CONCENTRATIONS: More than 75% of all loans in the Bank’s portfolio are secured by real estate located in communities of Southeast Alaska.

Note 15 – Earnings (Loss) per Share

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

Year ended December 31,		2008			2007

	Net	Average	Loss	Net	Average	Earnings
	Loss	Shares	Per Share	Income	Shares	Per Share

Net income (loss)/average
shares issued	$(2,318,000)	655,415		$922,000	655,415
Treasury stock		(1,114)			(12,356)
Unvested stock awards		-			-
Unearned ESOP shares		-			(8,412)

Basic EPS	(2,318,000)	654,301	$(3.54)	922,000	634,647	$1.45
Incremental shares under
stock plans:
Stock awards		-			-
Stock options		-			26,216

Diluted EPS	$(2,318,000)	654,301	$(3.54)	$922,000	660,863	$1.40

Because the Company recorded a net loss for the year ended December 31, 2008, all potentially dilutive shares were anti-dilutive and basic and diluted loss per share were the same.

Note 16 – Fair Value of Financial Instruments

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

The Company adopted Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of January 1, 2008.

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

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the year ended December 31, 2008.

	Fair Value Measurements Using

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

		(in thousands)
Recurring:
Securities available-for-sale	$3,243	$ –	$3,243	$ –
Mortgage servicing rights	804	–	804	–

Non-recurring:
Impaired Loans	3,033	–	–	3,033

FASB Staff Position No. FAS 157-2 delayed the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis to fiscal years beginning after November 15, 2008. As a result, certain assets and liabilities, such as repossessed assets, that may be recognized or disclosed at fair value have been omitted from the above disclosures.

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

Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 3 where significant value drivers are unobservable. The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Impaired loans were $10.7 million at December 31, 2008 with estimated reserves for impairment of $875,000.

The following information presents fair value disclosures pursuant to FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(in thousands) December 31,		2008			2007

			Estimated			Estimated
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Financial Assets
Cash and cash equivalents	$9,402		$9,402	$9,100		$9,100
Investment securities available for sale	3,243		3,243	3,913		3,913
FHLB stock	1,784		1,784	1,784		1,784
Loans, including held for sale	171,568		179,691	168,426		170,919
Accrued interest receivable	822		822	978		978

Financial Liabilities
Demand and savings deposits	107,357		107,357	101,643		101,643
Certificates of deposit	55,814		48,166	47,724		48,166
FHLB Advances	10,320		10,915	17,076		17,441
Accrued interest payable	449		449	668		668

Note 17 – Subsequent Event

On February 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, Alaska Pacific entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company sold (i) 4,781 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 175,772 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of $4.8 million in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”). The restrictions on redemption are set forth in the Certificate of Designation attached to the Statement of Establishment and Designation of Series of Preferred Stock, which amends the Company’s Articles of Incorporation (the “Certificate of Designation”).

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.08 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.10) declared on the Common Stock prior to February 6, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred

Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole, and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties.

In addition, pursuant to the Certificate of Designation, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

“Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

Note 18 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

PARENT COMPANY CONDENSED BALANCE SHEET

(in thousands) December 31,	2008	2007

Assets
Cash	$224	$297
Investment in subsidiary	16,059	18,372

Total Assets	$16,283	$18,669

Liabilities and Shareholders’ Equity
Shareholders’ equity	$16,283	$18,669

Total Liabilities and Shareholders’ Equity	$16,283	$18,669

PARENT COMPANY CONDENSED INCOME STATEMENT

(in thousands) Year ended December 31,	2008	2007

Equity (deficit) in earnings of subsidiary	$(2,174)	$1,041

Total income (loss)	(2,174)	1,041
Operating expenses, net	144	119

Net income (loss)	$(2,318)	$922

PARENT COMPANY CONDENSED STATEMENT OF CASH FLOWS

(in thousands) Year ended December 31,	2008	2007

Cash flows from operating activities:
Net income (loss)	$(2,318)	$922
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
(Deficit) Equity in earnings of subsidiary	2,174	(1,041)

Net cash used in operating activities	(144)	(119)

Cash flows from investing activities:
Distributions received from subsidiary	252	52

Net cash provided by investing activities	252	52

Cash flows from financing activities:
Issuance of common stock	15	128
Cash dividends paid	(196)	(251)

Net cash used in financing activities	(181)	(123)

Net decrease in cash	(73)	(190)
Cash at beginning of year	297	487

Cash at end of year	$224	$297

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     No disagreement with the Company’s independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2008 is effective.

/s/ Craig E. Dahl                                                                                                 /s/ Julie M. Pierce
Craig E. Dahl                                                                                                      Julie M. Pierce
President and Chief Executive Officer                                                           Senior Vice President, Chief Financial Officer
(Principal Executive Officer)                                                                           (Principal Financial and Accounting Officer)

      (c)  Changes in Internal Controls:  For the year ended December 31, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

      (d)  Attestation report:  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

     The information contained under the section captioned “Proposal I -- Election of Directors” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference. For information regarding the executive officers of the Company, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

     The Audit Committee consisting of Directors Milner (Chairman), Grummett and Rule is responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Company’s independent auditors. The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined in the SEC’s Regulation

S-B, by the Bank’s Board of Directors. Although the Company’s common stock is not listed on NASDAQ, its Board of Directors has chosen to apply the definition of “independent “under the NASDAQ rules. Using this definition, the Board has determined that Director Milner is independent.

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

     Reference is made to the cover page of this Annual Report on Form 10-K, and the information under the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement is incorporated herein by reference, with regard to compliance with Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation

     The information contained under the sections captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(d) Equity Compensation Plan Information.

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2008.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants, and rights	reflected in column (a))

Equity compensation plans
approved by security
holders
Option plan	41,268	$16.08	12,000

Equity compensation plans
not approved by security
holders	-		-

Total	41,268	$16.08	12,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

     The information set forth under the section captioned “Proposal II – Ratification of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits

	3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)

	3.2	Statement of Establishment and Designations of Series of Preferred Stock for the Series A Preferred Stock (2)

	3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)

	4.1	Warrant For Purchase of Shares of Common Stock (2)

	4.2	Letter Agreement dated February 6, 2009 between Alaska Pacific Bancshares, Inc. and United States Department of the Treasury, will respect to the issuance and sale of the Series A Preferred Stock and the Warrant(2)

	10.1	Employment Agreement with Craig E. Dahl (4)

	10.2	Severance Agreement with Julie M. Pierce (9)

	10.3	Severance Agreement with Thomas C. Sullivan (4)

	10.4	Severance Agreement with Tammi L. Knight (4)

	10.5	Severance Agreement with John E. Robertson (6)

	10.6	Severance Agreement with Leslie D. Dahl (9)

	10.7	Severance Agreement with Christopher P. Bourque (98)

	10.8	Alaska Federal Savings Bank 401(k) Plan (1)

	10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)

	10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)

	10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)

	10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)

	10.13	Form of Compensation Modification Agreement (2)

	14	Code of Ethics (8)

	21	Subsidiaries of the Registrant

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA PACIFIC BANCSHARES, INC.

Date: March 30, 2009	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	March 30, 2009

Craig E. Dahl	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Julie M. Pierce	March 30, 2009

Julie M. Pierce	Date
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Roger Grummett	March 30, 2009

Roger Grummett	Date
Chairman of the Board and Director

/s/ BethAnn Chapman	March 30, 2009

BethAnn Chapman	Date
Director

/s/ Scott C. Milner	March 30, 2009

Scott C. Milner	Date
Director

/s/ William J. Schmitz	March 30, 2009

William J. Schmitz	Date
Director

/s/ Hugh N. Grant	March 30, 2009

Hugh N. Grant	Date
Director

95

/s/ William A. Corbus	March 30, 2009

William A. Corbus	Date
Director

/s/ Maxwell S. Rule	March 30, 2009

Maxwell S. Rule	Date
Director

Exhibit Index

Exhibit No.              Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 21

Subsidiaries of the Registrant

Parent
Alaska Pacific Bancshares, Inc.

	Percentage	Jurisdiction or
Subsidiaries (a)	of Ownership	State of Incorporation
Alaska Pacific Bank	100%	United States

(a)	The operation of the Company’s wholly owned subsidiary is included in the Company’s Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary

We consent to the incorporation by reference in Registration Statements No. 333-58798 and 333-147444 on Form S-8 of Alaska Pacific Bancshares, Inc. of our report dated March 30, 2009, with respect to the consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended, which appear in the December 31, 2008, annual report on Form 10-K of Alaska Pacific Bancshares, Inc.

Exhibit 31.1

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Craig E. Dahl, President and Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:	March 30, 2009	/s/Craig E. Dahl
Craig E. Dahl
President and
Chief Executive Officer

Exhibit 31.2

Certification Required
By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Julie M. Pierce, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Alaska Pacific Bancshares, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:	March 30, 2009	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned in his capacity as an officer of Alaska Pacific Bancshares, Inc. hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Company’s Annual Report on Form 10-K, that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations.
March 30, 2009 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned in her capacity as an officer of Alaska Pacific Bancshares, Inc. hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the Company’s Annual Report on Form 10-K, that:

  The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations.
March 30, 2009 Date	/s/ Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer