Form 10-Q
period 2009-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2009-05-12
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes _X   No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	__X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ X_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [ X_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 654,486 shares outstanding on April 1, 2009

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
(dollars in thousands except share data)	2009	2008

Assets
Cash and due from banks	$5,580	$6,344
Interest-earning deposits in banks	1,431	3,058

Total cash and cash equivalents	7,011	9,402
Investment securities available for sale, at fair value (amortized cost: March 31,
2009 - $3,075; December 31, 2008 - $3,233)	3,118	3,243
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	937	2,586
Loans	167,985	168,982
Less allowance for loan losses	(2,753)	(2,688)

Loans, net	165,232	166,294
Accrued interest receivable	800	822
Premises and equipment, net	3,047	3,122
Repossessed assets	408	408
Other assets	3,235	3,190

Total Assets	$185,572	$190,851

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$24,126	$25,707
Interest-bearing demand	29,182	31,042
Money market	29,246	33,072
Savings	17,356	17,536
Certificates of deposit	39,466	54,818

Total deposits	139,376	162,175
Federal Home Loan Bank advances	22,348	10,320
Advances from borrowers for taxes and insurance	1,281	733
Accounts payable and accrued expenses	399	480
Accrued interest payable	488	449
Other liabilities	470	411

Total liabilities	164,362	174,568
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued
and outstanding at March 31, 2009 and December 31, 2008)	-	-
Preferred Stock - Series A ($1,000 per share, 4,781 shares and –0- shares
issued and outstanding at March 31, 2009 and December 31, 2008		-
respectively)	4,452
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at March 31, 2009 and at December 31,
2008)	7	7
Additional paid-in capital	6,412	6,121
Treasury stock	(11)	(11)
Retained earnings	10,324	10,161
Accumulated other comprehensive income	26	5

Total shareholders’ equity	21,210	16,283

Total Liabilities and Shareholders’ Equity	$185,572	$190,851

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,

(in thousands, except per share data)	2009	2008

Interest Income
Loans	$2,646	$3,103
Investment securities	37	56
Interest-bearing deposits with banks	2	11

Total interest income	2,685	3,170
Interest Expense
Deposits	400	721
Federal Home Loan Bank advances	153	248

Total interest expense	553	969

Net Interest Income	2,132	2,201
Provision for loan losses	60	170

Net interest income after provision for loan
losses	2,072	2,031
Noninterest Income
Mortgage servicing income	45	42
Service charges on deposit accounts	166	170
Other service charges and fees	55	44
Mortgage banking income	230	81

Total noninterest income	496	337
Noninterest Expense
Compensation and benefits	1,242	1,264
Occupancy and equipment	363	364
Data processing	64	66
Professional and consulting fees	146	71
Marketing and public relations	57	84
Repossessed property	41	-
Other	309	266

Total noninterest expense	2,222	2,115

Income before income tax	346	253
Income tax expense	137	99

Net income	209	154

Preferred stock dividend and discount
accretion
Preferred stock dividend	37	-
Preferred stock discount accretion	9	-

Net income available to common shareholders	$163	$154

Earnings per common share:
Basic	$0.25	$0.24
Diluted	0.25	0.23
Common sock cash dividends per share	-	0.10

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2009	2008

Operating Activities
Net income	$209	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	170
Depreciation and amortization	85	100
Amortization of fees, discounts, and premiums, net	(70)	(104)
Stock compensation expense	5	8
Mortgage banking income	230	81
Loans originated for sale	(15,261)	(12,393)
Proceeds from sale of loans originated for sale	16,680	11,963
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	22	61
Other assets	(57)	171
Advances from borrowers for taxes and insurance	548	583
Accrued interest payable	39	68
Accounts payable and accrued expenses	(81)	(183)
Other liabilities	22	(321)

Net cash provided by operating activities	2,431	358
Investing Activities
Maturities and principal repayments of investment securities available for sale	155	158
Loan originations, net of principal repayments	1,075	(3,469)
Purchase of premises and equipment	(10)	(65)

Net cash provided by (used in) investing activities	1,220	(3,376)
Financing Activities
Proceeds from exercise of stock options	-	15
Proceeds from issuance of preferred stock and common stock warrants	4,781	-
Stock issuance costs paid	(52)	-
Net increase (decrease) in Federal Home Loan Bank advances	12,028	(5,242)
Net increase (decrease) in demand and savings deposits	(7,447)	(6,756)
Net increase (decrease) in certificates of deposit	(15,352)	13,847
Cash dividends paid	-	(66)

Net cash provided by (used in) financing activities	(6,042)	1,798

Decrease in cash and cash equivalents	(2,391)	(1,220)
Cash and cash equivalents at beginning of period	9,402	9,100

Cash and cash equivalents at end of period	$7,011	$7,880

Supplemental information:
Cash paid for interest	$514	$901
Net cash paid for income taxes	-	-
Loans foreclosed and transferred to repossessed assets	-	-
Net change in fair value of securities available for sale, net of tax	21	15
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary

Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended March 31, 2009 and 2008 are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the first quarter of 2009.

	Fair Value Measurements Using

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

		(in thousands)
Recurring:
Securities available-for-sale	$3,118	$ –	$3,118	$ –
Mortgage servicing rights	804	–	804	–

Non-recurring:
Impaired loans	2,925	–	–	2,925
Repossessed assets and other real estate owned	408			408

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

Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 3 where significant value drivers are unobservable. The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Impaired loans were $2.9 million at March 31, 2009 with estimated reserves for impairment of $1.1 million.

The repossessed assets and other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

Note 3 - Capital Compliance

At March 31, 2009, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at March 31, 2009:

(dollars in thousands)

Tangible Capital:
Actual	$18,486	10.04%
Required	2,763	1.50

Excess	$15,723	8.54%

Core Capital:
Actual	$18,486	10.04%
Required	7,368	4.00

Excess	$11,118	6.04%

Total Risk-Based Capital:
Actual	$20,160	13.34%
Required	12,093	8.00

Excess	$8,067	5.34%

On January 7, 2009 the Office of Thrift Supervision finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008. The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. As of March 31, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 10.04% (2.04% over the minimum required under the MOU) and Risk-Based Capital Ratio was 13.34%, (1.34% over the minimum required under the MOU).

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

	Three Months Ended March 31,
	2009	2008

Net income	$209,000	$154,000
Preferred stock dividend accrual	(37,000)	-
Preferred stock discount accretion	(9,000)	-

Net income available to common
shareholders	$163,000	$154,000

Average shares issued	655,415	655,415
Less treasury stock	(929)	(1,668)
Less unallocated ESOP shares	-	(4,058)

Basic weighted average shares outstanding	654,486	649,690

Net incremental shares	-	16,657

Weighted incremental shares	654,486	666,347

Earnings per common share
Basic	$0.25	$0.24
Diluted	$0.25	$0.23

Options to purchase an additional 54,188 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also as of March 31, 2009, the warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock in the first quarter of 2009 was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of the Company’s common shares.

Note 5 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale. Comprehensive income is calculated in the following table:

	Three Months
	Ended
	March 31,

(in thousands)	2009	2008

Net income	$163	$154
Other comprehensive income	20	15

Comprehensive income	$183	$169

Note 6 – Impaired Loans

Impaired loans were $13.8 million and $10.7 million at March 31, 2009 and December 31, 2008, respectively. The $3.1 million increase in impaired loan balances relates to two permanent commercial non-residential loans on properties located outside of Alaska, which are performing as agreed and two commercial real estate loans, which are performing as agreed. Estimated specific reserves for impairment of $1.1 million and $1.0 million, respectively, were recognized on these loans in assessing the adequacy of the allowance for loan losses at March 31, 2009 and December 31, 2008.

Note 7 – Preferred Stock

On February 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, Alaska Pacific entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company sold (i) 4,781 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 175,772 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate issuance price of $4.8 million in cash.

The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”). The restrictions on redemption are set forth in the Certificate of Designation attached to the Statement of Establishment and Designation of Series of Preferred Stock, which amends the Company’s Articles of Incorporation (the “Certificate of Designation”).

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

In accordance with the relevant accounting pronouncements, the Company recorded the preferred stock and detachable warrants within Stockholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value.

In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Operations.

In April 2009, the Board declared the first quarterly dividend, which is payable May 15, 2009.

The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. As a result, the value allocated to the warrants is different than the estimated fair value of the warrants as of the grant date. The following assumptions were used to determine the fair value of the warrants as of the grant date:

Dividend yield 1.50%
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 8 – Commitments

Commitments to extend credit, including lines of credit, totaled $8.8 million and $10.5 million at March 31, 2009 and December 31, 2008, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1.9 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain. The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, the credit risk of lending activities, including changes in the level and trend of loan delinquencies and write-offs; results of examinations by our banking regulators; interest rate fluctuations; economic conditions in the Company’s primary market area and other market areas where it has loans and loan participations; demand for residential, commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technological factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not rely too much on these statements.

Recent Developments

Legislative Developments

The continuing decline of the economy from 2008 into 2009 has created significant challenges for financial institutions such as Alaska Pacific Bank. Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempts to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program (“CPP”), the Treasury may purchase debt or equity securities from participating institutions. The TARP also allows direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (“TAGP”). Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company and the Bank did not opt out of the TAGP; however, since neither the Company nor the Bank has unsecured senior debt, we did elect to opt out of the DGP. The TLGP has been amended to allow participants to seek approval of applications to issue guaranteed convertible debt.

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

The Administration also announced in February 2009 its Financial Stability Plan (“FSP”) and Homeowners Affordability and Stability Plan (“HASP”). Many details of these plans have not been finalized. The FSP is administrated by the U.S. Treasury and includes the following four key elements: (1) the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds; (2) the continuation of the Capital Assistance Program with the Treasury purchasing additional bank capital available only for banks that have undergone a new stress test given by their regulator; (3) an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA–rated asset-backed securities backed by consumer, student and small business loans and possibly other types of loans; and (4) the establishment of a mortgage loan modification program with $5.0 billion in federal funds further detailed in the HASP.

The HASP is a voluntary program developed to help seven to nine million families restructure their mortgages to avoid foreclosure with $275 billion in government funding commitments. The plan also develops guidance for loan modifications nationwide. However, it is mandatory for recipients of FSP financial assistance. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of “responsible” homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

In February 2009, the FDIC issued new deposit premium regulations providing for increases or premiums, higher premiums for institutions with secured debt (including FHLB advances and brokered deposits) and a special assessment in the second quarter of 2009 to replenish the fund. Under these new deposit insurance premium regulations, the FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDICs risk-adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Initial base assessment rates are subject to adjustments based on an institutions unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rate after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 34 basis points Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, as a result of the losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. The FDIC has indicated that if, its borrowing authority from the United States Treasury is increased, it would reduce the special assessment to 10 basis points. There is legislation pending to increase that borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances). The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Regulation of Alaska Pacific Bank” discussion contained in our 2008 Annual Report on Form 10-K.

Developments Relating to the Bank

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

Subsequent to the MOU, in March 2009 the board of directors executed two resolutions to assure the Office of Thrift Supervision that the company was committed to supporting the bank should it be necessary, and that the company would mirror the restrictions in the bank’s MOU. The first resolution was required by the OTS of all OTS regulated holding companies. The resolution, referenced as “Source of Strength”, ensures that the holding company is prepared to push additional capital down to the bank should it be necessary. The second resolution specified that the holding company would issue dividends only upon the “nonobjection” of the OTS, would maintain sufficient cash and cash flow so that holding company activities would not be paid for by the bank, and that the company would not issue debt without the nonobjection from the OTS.

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets. An independent loan review was conducted mid-year 2008 and a follow-up review completed in March 2009. As of March 31, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 10.04% (2.04% over the new required minimum) and Risk-Based Capital Ratio was 13.34%, (1.34% over the new required minimum). While we believe we are currently in compliance with the terms of the Memorandum of Understanding, if we fail to comply with these terms, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

The fair value of impaired loans is determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Adjustments to reflect the fair value of collateral-dependent loans are a component in determining our best estimate of the allowance for loan losses.

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

Financial Condition

Total assets of the Company at March 31, 2009 were $185.6 million, a decrease of $5.3 million, or 2.8%, from $190.9 million at December 31, 2008. The decrease is primarily the result of a decrease in interest earning deposits in banks and loans.

Loans (excluding loans held for sale) were $168.0 million at March 31, 2009, a $1.0 million, or 0.6%, decrease from $169.0 million at December 31, 2008. The decline in the first quarter of 2009 was primarily in commercial business ($1.1 million, or 4.5%) offset with an increase in permanent commercial nonresidential loans ($2.9 million, or 5.2%) . The commercial non-residential balances increased because of new loans totaling $1.5 million and increases to or draws under previously approved credits. The commercial business loans declined due to payoffs and lower demand for non-real estate business loans.

Loans are summarized by category in the following table:

	March 31,	December 31,
(in thousands)	2009	2008

Real estate:
Permanent:
One-to-four-family	$38,325	$38,875
Multifamily	1,765	2,575
Commercial nonresidential	58,954	56,019
Land	13,190	13,360

Total permanent real estate	112,234	110,829
Construction:
One-to-four-family	4,123	4,179
Commercial nonresidential	4,800	5,064

Total construction	8,923	9,243
Commercial business	23,325	24,429
Consumer:
Home equity	17,801	18,661
Boat	3,955	4,060
Automobile	1,000	998
Other	747	762

Total consumer	23,503	24,481

Loans	$167,985	$168,982

Loans held for sale	$937	$2,586

Deposits decreased $22.8 million, or 14.1%, to $139.4 million at March 31, 2009, compared with $162.2 million at December 31, 2008. The decline in the first quarter of 2009 was primarily in certificates of deposit ($15.4 million, or 28.0%) and money market accounts ($3.8 million, or 11.6%) .

The decline in certificates of deposit (CDs) in the first quarter of 2009 is attributable to a decline in deposits from a public entity under a CD program for qualified Alaskan financial institutions. The decline in deposits under this program was due to a change in the index rate required under the program guidelines. These program CDs are secured by irrevocable standby letters of credit issued by the Federal Home Loan Bank, and the total amount of CDs is limited to 100% of the Bank’s capital. There were no CDs under this program at March 31, 2009 and $15 million at December 31, 2008.

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

Included in certificates of deposit were CDARS brokered deposits of $1.9 million at March 31, 2009 and $2.1 million at December 31, 2008.

Results of Operations

Net Income. Net income not including preferred stock dividend and discount accretion for the first quarter of 2009 was $209,000. After preferred stock dividend and discount accretion of $46,000, net income available to common shareholders for the first quarter of 2009 was $163,000, or $0.25 per common share. Net income for the first quarter ended March 31, 2008 was $154,000, or $0.23 per diluted share.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended
		March 31,

			Income
			Incr.
(in thousands)	2009	2008	(Decr.)

Net interest income	$2,132	$2,201	$(69)
Noninterest income,
excluding mortgage
banking income	266	256	10
Mortgage banking
income	230	81	149
Provision for loan losses	(60)	(170)	110
Noninterest expense	(2,222)	(2,115)	(107)

Income before income tax	346	253	93
Income tax expense	(137)	(99)	(38)

Net income	$209	$154	$55

Net Interest Income. Net interest income for the first quarter of 2009 decreased $69,000 (3.1%) compared with the first quarter of 2008. The net interest margin on average interest-earning assets for the first quarter of 2009 was 4.83%, compared with 5.00% in the first quarter of 2008.

Average loans increased $1.7 million (0.99%) for the first quarter of 2009 compared with the first quarter of 2008. At the same time, the overall yield on average interest earning assets decreased 112 basis points (“bp”) for the first quarter to 6.08% compared with the first quarter of 2008. For loans, the largest component of earning assets, the yield decreased 114 bp to 6.20% compared with first quarter of 2008. Average interest bearing deposits increased $8.1 million (6.8%) for the first quarter of 2009 compared with the first quarter of 2008. The cost of average interest bearing liabilities declined 121bp to 1.56% for the first quarter of 2009 compared with the first quarter of 2008.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased 10 bp to 4.52% for the first quarter 2009 compared to the first quarter of 2008.

Provision for Loan Losses. The provisions for loan losses decreased to $60,000 for the first quarter of 2009, compared with $170,000 for the first quarter of 2008. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio. Net loan charge offs (recoveries) were ($5,000) for the first quarter of 2009, compared with ($1,000) for the first quarter of 2008.

Noninterest Income. Excluding mortgage banking income, noninterest income for the first quarter of 2009 increased $10,000 (3.9%) to $266,000 compared with $256,000 for the first quarter of 2008. The increase is primarily in loan document preparation fees.

Mortgage banking income increased $149,000 to $230,000 in the first quarter of 2009 compared with first quarter of 2008. The increase is associated with an increase in mortgage loans originated and sold.

Noninterest Expense. Noninterest expense for the first quarter of 2009 increased $107,000 (5.1%) for the first quarter of 2008. The increase is primarily related to an increase in professional service fees associated with impaired loans, an increase in repossessed assets expense, and an increase in FDIC assessments.

Asset Quality

Nonaccrual loans were $5.8 million at March 31, 2009, compared with $3.4 at March 31, 2008. The $2.4 million increase in nonaccrual loans relates to the addition of three participation loans that totaled $4.5 million offset by the charge off of $2.6 million of non-accrual loans that existed at March 31, 2008.

Loans with balances totaling $13.8 million at March 31, 2009 and $10.7 million at December 31, 2008 were considered to be impaired. Total estimated impairments of $1.1 and $1.0 million, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses. The $3.1 million increase in impaired loan balances relates primarily to two permanent commercial non-residential loans on properties located outside of Alaska, which are performing as agreed and two commercial business loans, which are performing as agreed.

The largest of the four additional loans is a commercial real estate loan for $2.1 million.

The following table reflects loans considered to be impaired by asset type at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in thousands)	2009	2008

Residential real estate	$-	$66
Commercial real estate	5,282	2,612
Land	5,883	5,898
Construction – residential	180	180
Construction – commercial	250	250
Consumer	15	15
Commercial business	2,182	1,664

Total classified loans	$13,792	$10,685

At March 31, 2009, 72% of impaired loans totaling $9.9 million included loans to six borrowers. Loans to four of these borrowers were for residential land development projects affected by the downturn in the housing market located outside of Alaska. Additional information regarding these six borrowers, by market area as of March 31, 2009 is provided in the following table:

Loan Type	Description	Market Area	(in thousands)

Land	Residential land development project	Washington	1,490
Land	Residential land development project	Washington	1,390
Land	Residential land development project	Colorado	1,800
Land	Residential land development project	California	1,204
Commercial Real Estate	Commercial Real Estate	Idaho	2,133
Commercial Real Estate	Commercial Real Estate and
and Commercial	Commercial Business
Business		Alaska	1,915

Total – six largest impaired loans			$7,837

As of March 31, 2009, Alaska Pacific had charged off $700,000 of these loans as confirmed losses.

The Bank had $408,000 of repossessed assets at March 31, 2009 and December 31, 2008.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $46 million at March 31, 2009.

The line is secured by a blanket pledge of the Company’s assets. At March 31, 2009, there was $22.3 million outstanding on the line.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents decreased by $2.4 million to $7.0 million as of March 31, 2009, from $9.4 million as of December 31, 2008. Net cash provided by operating activities was $2.4 million for the first quarter of 2009. Net cash of $1.2 million provided by investing activities during the first quarter ended March 31, 2009 consisted principally of a net decrease in loan originations, net of principal pay downs. The $6.0 million of cash used in financing activities during the first quarter ended March 31, 2009 primarily consisted of $15.4 million net decrease in deposits, offset by a $12.0 million increase in borrowed funds and a $4.8 million proceeds from issuance of preferred stock and common stock warrants.

At March 31, 2009, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at March 31, 2009. See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2009.

Recent Accounting Pronouncements

On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies.

FSP FAS 141(R)-1 addresses concerns about the application of Statement 141(R), Business Combinations, to assets and liabilities arising from contingencies in a business combination. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in Statement 54 and Interpretation 145 to determine whether the contingency should be recognized as of the acquisition date or after it. Like Statement 141(R), the FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value of an asset or liability in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Bank did not early adopt FSP 157-4 for the interim period ended March 31, 2009. The FSP is not expected to have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments. The FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Bank did not early adopt FSP 107-1 and APB 28-1 for the interim period ended March 31, 2009. The FSP is not expected to have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP 115-2 and 124-2 for the interim period ended March 31, 2009. The FSP is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of March 31, 2009 is effective.

In addition, our independent accountants, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, must report on management's evaluation of its internal control over financial reporting. As a result of the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2009 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

(b) Changes in Internal Controls: In the quarter ended March 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 1.  Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At March 31, 2009, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Statement of Establishment and Designations of Series of Preferred Stock
for the Series A Preferred Stock (2)
3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)
4.1	Warrant For Purchase of shares of Common Stock (2)
4.2	Letter Agreement dated February 6, 2009 between Alaska Pacific
Bancshares, Inc. and United States Department of the Treasury, will respect to the issuance and sale of the Series A Preferred Stock and the
Warrant(2)
10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with John E. Robertson (6)
10.6	Severance Agreement with Leslie D. Dahl (9)
10.7	Severance Agreement with Christopher P. Bourque (98)
10.8	Alaska Federal Savings Bank 401(k) Plan (1)
10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.13	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

May 12, 2009	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

May 12, 2009	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 12, 2009	/s/Craig E. Dahl
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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 12, 2009	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.
May 12, 2009	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.
May 12, 2009	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer