Form 10-Q
period 2009-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2009-08-14
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	_____	Accelerated filer	_____
Non-accelerated filer	_____	Smaller reporting company	__X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No __X___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:   654,486 shares outstanding on July 1, 2009

ALASKA PACIFIC BANCSHARES, INC.
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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(dollars in thousands except share data)	2009	2008

Assets
Cash and due from banks	$8,262	$6,344
Interest-earning deposits in banks	1,714	3,058

Total cash and cash equivalents	9,976	9,402
Investment securities available for sale, at fair value (amortized cost: June 30,
2009 - $2,843; December 31, 2008 - $3,233)	2,883	3,243
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	793	2,586
Loans	167,694	168,982
Less allowance for loan losses	(2,864)	(2,688)

Loans, net	164,830	166,294
Accrued interest receivable	769	822
Premises and equipment, net	2,979	3,122
Repossessed assets	69	408
Other assets	3,366	3,190

Total Assets	$187,449	$190,851

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$29,244	$25,707
Interest-bearing demand	35,197	31,042
Money market	30,046	33,072
Savings	18,149	17,536
Certificates of deposit	40,079	54,818

Total deposits	152,715	162,175
Federal Home Loan Bank advances	10,177	10,320
Advances from borrowers for taxes and insurance	1,790	733
Accounts payable and accrued expenses	672	480
Accrued interest payable	477	449
Other liabilities	314	411

Total liabilities	166,145	174,568
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A –
Liquidation preference $1,000 per share, 4,781 and –0- shares issued and	4,467	-
outstanding at June 30, 2009 and December 31, 2008, respectively)
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at June 30, 2009 and at December 31,
2008)	7	7
Additional paid-in capital	6,428	6,121
Treasury stock	(11)	(11)
Retained earnings	10,390	10,161
Accumulated other comprehensive income	23	5

Total shareholders’ equity	21,304	16,283

Total Liabilities and Shareholders’ Equity	$187,449	$190,851

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2009	2008	2009	2008

Interest Income
Loans	$2,558	$2,992	$5,204	$6,095
Investment securities	34	54	71	110
Interest-bearing deposits with banks	1	6	3	17

Total interest income	2,593	3,052	5,278	6,222
Interest Expense
Deposits	363	668	763	1,389
Federal Home Loan Bank advances	160	175	313	423

Total interest expense	523	843	1,076	1,812

Net Interest Income	2,070	2,209	4,202	4,410
Provision for loan losses	90	1,610	150	1,780

Net interest income after provision for loan losses	1,980	599	4,052	2,630
Noninterest Income
Mortgage servicing income	47	43	92	85
Service charges on deposit accounts	190	186	356	356
Other service charges and fees	75	48	130	92
Mortgage banking income	221	84	451	165
Other noninterest income	-	56	-	56

Total noninterest income	533	417	1,029	754
Noninterest Expense
Compensation and benefits	1,199	1,278	2,441	2,542
Occupancy and equipment	347	373	710	737
Data processing	62	74	126	140
Professional and consulting fees	149	143	295	214
Marketing and public relations	78	97	135	181
Repossessed property	72	-	113	-
Other	373	274	682	540

Total noninterest expense	2,280	2,239	4,502	4,354

Income (loss) before income tax	233	(1,223)	579	(970)
Income tax expense (benefit)	93	(462)	230	(363)

Net income (loss)	$140	$(761)	349	$(607)

Preferred stock dividend and discount accretion
Preferred stock dividend	59	-	96	-
Preferred stock discount accretion	15	-	24	-

Net income (loss) available to common
shareholders	$66	$(761)	$229	$(607)

Earnings (Loss) per common share:
Basic	$0.10	$(1.17)	$0.35	$(0.93)
Diluted	0.10	(1.14)	0.35	(0.91)
Common stock cash dividends per share	-	0.10	-	0.20

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2009	2008

Operating Activities
Net income (loss)	$349	$(607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	150	1,780
Depreciation and amortization	170	198
Amortization of fees, discounts, and premiums, net	(118)	(207)
Stock compensation expense	10	15
Loss on sale or impairment of repossessed assets	47	-
Mortgage banking income	451	85
Loans originated for sale	(18,405)	(8,987)
Proceeds from sale of loans originated for sale	19,747	8,453
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	53	88
Other assets	(188)	(491)
Advances from borrowers for taxes and insurance	1,057	1,059
Accrued interest payable	28	8
Accounts payable and accrued expenses	192	(110)
Other liabilities	(128)	346

Net cash provided by operating activities	3,415	1,630
Investing Activities
Maturities and principal repayments of investment securities available for sale	385	449
Loan originations, net of principal repayments	1,437	(10,602)
Proceeeds from sale of repossessed assets	292	-
Purchase of premises and equipment	(27)	(84)

Net cash provided by (used in) investing activities	2,087	(10,237)
Financing Activities
Proceeds from exercise of stock options	-	15
Proceeds from issuance of preferred stock and common stock warrants	4,781	-
Stock issuance costs paid	(41)	-
Net decrease in Federal Home Loan Bank advances	(143)	(2,214)
Net increase in demand and savings deposits	5,279	1,585
Net increase (decrease) in certificates of deposit	(14,739)	8,901
Cash dividends paid	(65)	(131)

Net cash provided by (used in) financing activities	(4,928)	8,156

Increase (Decrease) in cash and cash equivalents	574	(451)
Cash and cash equivalents at beginning of period	9,402	9,100

Cash and cash equivalents at end of period	$9,976	$8,649

Supplemental information:
Cash paid for interest	$1,048	$1,804
Net cash paid for income taxes	179	112
Loans foreclosed and transferred to repossessed assets	-	556
Net change in fair value of securities available for sale, net of tax	18	(11)
Accrued TARP dividends	31	-

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended June 30, 2009 and 2008, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on net income (loss).

We have evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued. Through that date, there were no additional events requiring disclosure.

Note 2 – Fair Value Measurements

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

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the second quarter of 2009.

	Fair Value Measurements Using

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Recurring:

Securities available-for-sale	$ 2,883	$ –	$ 2,883	$ –

Mortgage servicing rights	804	–	804	–

Non-recurring:

Impaired loans	2,695	–	–	2,695

Repossessed assets and other real estate owned	69	–	–	69

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

The appraisal amount may also be adjusted for current market conditions. Impaired loans that had a reserve for specific impairment or partial charge off were $4.3 million at June 30, 2009 with estimated reserves for impairment of $1.6 million.

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

(in thousands) December 31,	June 30, 2008		December 31, 2008

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$9,976	$9,976	$9,402	$9,402
Investment securities available for sale	2,883	2,883	3,243	3,243
FHLB stock	1,784	1,784	1,784	1,784
Loans, including held for sale	168,487	178,909	171,568	179,691
Accrued interest receivable	769	769	822	822

Financial Liabilities
Demand and savings deposits	112,636	107,357	107,357	107,357
Certificates of deposit	40,079	40,380	55,814	48,166
FHLB Advances	10,177	10,177	10,320	10,915
Accrued interest payable	477	477	449	449

Note 3 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

June 30, 2009:
Mortgage-backed securities:	$ 2,748	$ 66	$ (25)	$ 2,789
U.S. government agencies	95	-	(1)	94

Total	$ 2,843	$ 66	$ (26)	$ 2,883

Impaired securities (those with unrealized losses) at June 30, 2009 are summarized as follows:

	Impaired less than		Impaired 12 months
	12 months		or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-
backed
securities	$-	$-	$ 1,125	$ (25)	$ 1,125	$ (25)
U.S.
government
agencies	-	-	95	(1)	95	(1)

Total	$-	$-	$ 1,220	$ (26)	$ 1,220	$ (26)

Eleven securities with unrealized losses at June 30, 2009 were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

There were no securities designated as held to maturity at June 30, 2009.

All investment securities at June 30, 2009 have final contractual maturities of more than five years. Actual maturities may vary due to prepayment of the underlying loans.

At June 30, 2009, investment securities with amortized cost of $2.8 million and market value of $2.9 were pledged to secure public funds deposited with the Bank.

The Bank does not have a securities trading portfolio or securities held to maturity.

Note 4 – Capital Compliance

At June 30, 2009, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at June 30, 2009:

(dollars in thousands)

Tangible Capital:
Actual	$ 18,486	10.04%
Required	2,763	1.50

Excess	$ 15,723	8.54%

Core Capital:
Actual	$ 18,486	10.04%
Required	7,368	4.00

Excess	$ 11,118	6.04%

Total Risk-Based Capital:
Actual	$ 20,160	13.34%
Required	12,093	8.00

Excess	$ 8,067	5.34%

On January 7, 2009 the Office of Thrift Supervision finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008. The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. As of June 30, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 10.04% (2.04% over the minimum required under the MOU) and Risk-Based Capital Ratio was 13.34%, (1.34% over the minimum required under the MOU).

Note 5 – Earnings (Loss) Per Share

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

	Three Months Ended June 30,
	2009	2008

Net income (loss)	$140,000	$(761,000)
Preferred stock dividend accrual	(59,000)	-
Preferred stock discount accretion	(15,000)	-

Net income (loss) available to common shareholders	$66,000	$(761,000)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Less unallocated ESOP shares	-	(4,058)

Basic weighted average shares outstanding	654,486	650,428

Net incremental shares	-	16,298

Weighted incremental shares	654,486	666,726

Earnings (loss) per common share
Basic	$0.10	$(1.17)
Diluted	$0.10	$(1.14)

	Six Months Ended June 30,
	2009	2008

Net income (loss)	$349,000	$(607,000)
Preferred stock dividend accrual	(96,000)	-
Preferred stock discount accretion	(24,000)	-

Net income (loss) available to common shareholders
	$229,000	$(607,000)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(1,298)
Less unallocated ESOP shares	-	(4,058)

Basic weighted average shares outstanding	654,486	650,059

Net incremental shares	-	16,479

Weighted incremental shares	654,486	666,538

Earnings (loss) per common share
Basic	$0.35	$(0.93)
Diluted	$0.35	$(0.91)

Options to purchase an additional 54,188 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also as of June 30, 2009, the warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock in the first quarter of 2009 was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of the Company’s common shares.

Note 6 – Comprehensive Income (Loss)

The Company’s only item of “other comprehensive income (loss)” is net unrealized gains or losses on investment securities available for sale. Comprehensive income (loss) is calculated in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(in thousands)	2009	2008	2009	2008

Net income (loss)	$ 66	$ (761)	$ 229	$ (607)
Other comprehensive income (loss)	(2)	(26)	18	(11)

Comprehensive income (loss)	$ 64	$ (787)	$ 247	$ (618)

Note 7 – Impaired Loans

Impaired loans were $15.3 million and $10.7 million at June 30, 2009 and December 31, 2008, respectively. The $4.6 million increase in impaired loan balances relates to three permanent commercial non-residential loans, one one-to-four family permanent loan, one land loan, five commercial real estate loans, one home equity loan and one boat loan. Estimated specific reserves for impairment of $1.6 million and $1.0 million, respectively, were recognized on impaired loans in assessing the adequacy of the allowance for loan losses at June 30, 2009 and December 31, 2008.

Note 8 – Preferred Stock

On February 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company sold (i) 4,781 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 175,772 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate issuance price of $4.8 million in cash.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) is be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.10) declared on the Common Stock prior to February 6, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also is restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole, and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties.

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

In accordance with the relevant accounting pronouncements, the Company recorded the Series A Preferred Stock and Warrants within Stockholders’ Equity on the Consolidated Balance Sheets. The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock,

the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income (loss) to arrive at net income (loss) available to common shareholders on the Consolidated Statements of Operations.

In July 2009, the Company’s Board declared the second quarterly dividend on the Series A Preferred Stock, which is payable August 17, 2009.

The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. As a result, the value allocated to the Warrant is different than the estimated fair value of the Warrant as of the grant date. The following assumptions were used to determine the fair value of the Warrant as of the grant date:

Dividend yield 1.50%
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $4.15

Note 9 – Commitments

Commitments to extend credit, including lines of credit, totaled $10.2 million and $10.5 million at June 30, 2009 and December 31, 2008, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. These amounts are excluded from loan balances.

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

Recent Developments

Legislative Developments

The Obama administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered thrift and thrift holding companies, such as Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank. In addition, under the administration’s proposal, the thrift charter, under which Alaska Pacific Bank is organized, would be eliminated. If the administration’s proposal is finalized, Alaska Pacific Bank may be subject to a new charter mandated by the NBS. It is uncertain as to how this new charter, or the supervision by the NBS, will affect our operations going forward.

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

(b) remain in compliance with the minimum capital ratios contained in the business plan; (c) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (d) maintain an adequate Allowance for Loan and Lease Losses (ALLL); (e) engage an independent consultant to conduct a loan review of the Bank’s purchased loan participations current nonperforming loans and any new loans that are in excess of $500,000 and that were originated since the last review; and (f) develop a written comprehensive plan, that is acceptable to the OTS, to reduce classified assets.

Subsequent to the MOU, in March 2009 the Company’s board of directors executed two resolutions to assure the Office of Thrift Supervision that the Company was committed to supporting the Bank should it be necessary, and that the Company would mirror the restrictions in the Bank’s MOU. The first resolution was required by the OTS of all OTS regulated holding companies. The resolution, referenced as “Source of Strength”, ensures that the Company is prepared to contribute additional capital to the Bank should it be necessary. The second resolution specified that the Company would issue dividends only upon the “nonobjection” of the OTS, would maintain sufficient cash and cash flow so that holding company activities would not be paid for by the Bank, and that the Company would not issue debt without the nonobjection from the OTS.

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets. An independent loan review was conducted by the Bank mid-year 2008 and a follow-up review completed in March 2009. As of June 30, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 10.04% (2.04% over the new required minimum) and Risk-Based Capital Ratio was 13.34%, (1.34% over the new required minimum). While we believe we are currently in compliance with the terms of the Memorandum of Understanding, if we fail to comply with these terms, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

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

Financial Condition

Total assets of the Company at June 30, 2009 were $187.4 million, a decrease of $3.5 million, or 1.8%, from $190.9 million at December 31, 2008. The decrease is primarily the result of a decrease in interest earning deposits in banks, loans and loans held for sale.

Loans (excluding loans held for sale) were $167.7 million at June 30, 2009, a $1.3 million, or 0.8%, decrease from $169.0 million at December 31, 2008. The decline in the first half of 2009 was primarily in commercial business ($1.8 million, or 7.4%) offset with an increase in permanent commercial nonresidential loans ($4.4 million, or 7.8%) . The commercial non-residential balances increased due to new loan originations and increase in draws under previously approved credits. The commercial business loans declined due to payoffs and lower demand for non-real estate business loans.

Loans are summarized by category in the following table:

	June 30,	December 31,
(in thousands)	2009	2008

Real estate:
Permanent:
One-to-four-family	$37,845	$38,875
Multifamily	1,755	2,575
Commercial nonresidential	60,371	56,019
Land	13,245	13,360

Total permanent real estate	113,216	110,829
Construction:
One-to-four-family	3,488	4,179
Commercial nonresidential	4,961	5,064

Total construction	8,449	9,243
Commercial business	22,622	24,429
Consumer:
Home equity	17,428	18,661
Boat	4,117	4,060
Automobile	1,049	998
Other	813	762

Total consumer	23,407	24,481

Loans	$167,694	$168,982

Loans held for sale	$793	$2,586

Deposits decreased $9.5 million, or 5.8%, to $152.7 million at June 30, 2009, compared with $162.2 million at December 31, 2008. The decline in the first half of 2009 was primarily in certificates of deposit ($14.7 million, or 26.9%) and money market accounts ($3.0 million, or 9.2%) .

The decline in certificates of deposit (“CDs”) in the first half of 2009 is attributable to a decline in deposits from a public entity under a CD program for qualified Alaskan financial institutions. The decline in deposits under this program was due to a change in the index rate required under the program guidelines. These program CDs are secured by irrevocable standby letters of credit issued by the Federal Home Loan Bank, and the total amount of CDs is limited to 100% of the Bank’s capital. There were no CDs under this program at June 30, 2009 and $15 million at December 31, 2008.

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

Included in certificates of deposit were CDARS brokered deposits of $2.3 million at June 30, 2009 and $2.1 million at December 31, 2008.

Results of Operations

Net Income (Loss). Net income not including preferred stock dividend and discount accretion for the second quarter of 2009 was $140,000. After preferred stock dividend and discount accretion of $74,000, net income available to common shareholders for the second quarter of 2009 was $66,000, or $0.10 per common share. Net loss for the second quarter ended June 30, 2008 was $761,000, or $1.14 per diluted share. Net income not including preferred stock dividend and discount accretion for the first half of 2009 was $349,000. After preferred stock dividend and discount accretion of $120,000, net income available to common shareholders for the first half of 2009 was $229,000, or $0.35 per common share. Net loss for the first half of 2008 was $607,000, or $0.91 per diluted share. The increase in income is due primarily to a decrease in provision for loan losses.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended			Six Months Ended
		June 30,			June 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2009	2008	(Decr.)	2009	2008	(Decr.)

Net interest income	$2,070	$2,209	$(139)	$4,202	$4,410	$(208)
Noninterest income,
excluding mortgage
banking income	312	333	(21)	578	589	(11)
Mortgage banking
income	221	84	137	451	165	286
Provision for loan losses	(90)	(1,610)	1,520	(150)	(1,780)	1,630
Noninterest expense	(2,280)	(2,239)	(41)	(4,502)	(4,354)	(148)

Income (loss) before
income tax	233	(1,223)	1,456	579	(970)	1,549
Income tax benefit
(expense)	(93)	462	(555)	(230)	363	(593)

Net income (loss)	$140	$(761)	$901	$349	$(607)	$956

Net Interest Income. Net interest income for the second quarter of 2009 decreased $139,000 (6.3%) compared with the second quarter of 2008. For the first half of 2009, net interest income decreased $208,000 (4.7%) compared with the first half of 2008. Average loans decreased $6.9 million (3.93%) for the second quarter of 2009 compared with the second quarter of 2008. At the same time, the overall yield on average interest earning assets decreased 76 basis points (“bp”) for the second quarter to 5.94% compared with the second quarter of 2008.

For loans, the largest component of earning assets, the yield decreased 75 bp to 6.06% compared with second quarter of 2008. Average interest bearing deposits decreased $11.7 million (9.1%) for the second quarter of 2009 compared with the second quarter of 2008. The cost of average interest bearing liabilities declined 78bp to 1.55% for the second quarter of 2009 compared with the second quarter of 2008. The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased 3 bp to 4.39% for the second quarter 2009 compared to the second quarter of 2008.

Provision for Loan Losses. The provisions for loan losses decreased to $90,000 for the second quarter of 2009, compared with $1.6 million for the second quarter of 2008. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio. Net loan charge offs (recoveries) were ($20,000) for the second quarter of 2009, compared with none for the second quarter of 2008.

Noninterest Income. Excluding mortgage banking income, noninterest income for the second quarter of 2009 decreased $21,000 (6.3%) to $312,000 compared with $333,000 for the second quarter of 2008. The decrease is primarily due to non-recurring income of $56,000 recognized from the cash proceeds received on shares redeemed associated with the Company’s ownership in VISA and VISA’s initial public offering and business combination during the second quarter of 2008.

Mortgage banking income increased $137,000 to $221,000 in the second quarter of 2009 compared with second quarter of 2008. The increase is associated with an increase in mortgage loans originated and sold due to refinancing because of lower rates.

Noninterest Expense. Noninterest expense for the second quarter of 2009 increased $41,000 (1.8%) compared to the second quarter of 2008. The increase is primarily related to an increase in professional service fees associated with impaired loans, an increase in repossessed assets expense, and an increase in FDIC assessments. The FDIC assessment for the six months ended June 30, 2009 was $142,000 compared to $9,000 for the comparable period in 2008.

Asset Quality

Nonaccrual loans were $7.2 million at June 30, 2009, compared with $5.6 million at June 30, 2008.

Loans with balances totaling $15.3 million at June 30, 2009 and $10.7 million at December 31, 2008 were considered to be impaired. Total estimated impairments of $1.6 and $1.0 million, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses. The $4.6 million increase in impaired loan balances relates to three permanent commercial non-residential loans, one one-to-four family permanent loan, one land loan, five commercial real estate loans, one home equity loan and one boat loan.

The largest of the additional loans included in impaired loans at June 30, 2009 was a commercial real estate loan for $2.1 million.

The following table reflects loans considered to be impaired by asset type at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$231	$66
Commercial real estate	6,180	2,612
Land	5,944	5,898
Construction - residential	180	180
Construction – commercial	250	250
Consumer	125	15
Commercial business	2,347	1,664

Total impaired loans	$15,257	$10,685

At June 30, 2009, 71% of impaired loans totaling $10.8 million included loans to eight borrowers. Loans to four of these borrowers were for residential land development projects affected by the downturn in the housing market for properties located outside of Alaska. Additional information regarding these eight borrowers, by market area as of June 30, 2009 is provided in the following table:

			June 30, 2009
Loan Type	Description	Market Area	(in thousands)

Land	Residential land development project	Washington	$ 1,438
Land	Residential land development project	Oregon	1,390
Land	Residential land development project	Colorado	1,800
Land	Residential land development project	California	1,204
Commercial Real Estate	Commercial Real Estate	Idaho	2,133
Commercial Real Estate	Commercial Real Estate	Alaska	850
Commercial Real Estate	Commercial Real Estate	Alaska	883
Commercial Real Estate	Commercial Real Estate	Alaska	1,119

Total – Impaired Loans of top eight largest borrowers			$ 10,817

As of June 30, 2009, the Bank had charged off $200,000 of these loans as confirmed losses.

The Bank had $69,000 of repossessed assets at June 30, 2009 and had $408,000 of real estate owned and repossessed assets at December 31, 2008.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $47 million at June 30, 2009. The line is secured by a blanket pledge of the Company’s assets. At June 30, 2009, there was $10.2 million outstanding on the line.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents increased by $574,000 to $10.0 million as of June 30, 2009, from $9.4 million as of December 31, 2008. Net cash provided by operating activities was $3.4 million for the first half of 2009. Net cash of $2.1 million provided by investing activities during the first half of 2009 consisted principally of a net decrease in loan originations, net of principal pay downs. The $4.9 million of cash used in financing activities during the first half of 2009 primarily consisted of a $9.5 million net decrease in deposits, offset by $4.8 million proceeds from issuance of preferred stock and common stock warrants.

At June 30, 2009, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at June 30, 2009. See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2009.

Recent Accounting Pronouncements

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

The Company did not early adopt FSP 157-4 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments. The FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP 107-1 and APB 28-1 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

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

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Statement did not have a material impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with Statement No. 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under Interpretation 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

On June 30, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). Statement No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 168 divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative, doing away with the previous four-level hierarchy. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management. The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of June 30, 2009 is effective.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

PART II.                                OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At June 30, 2009, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 19, 2009. The results the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as directors:

	Votes For	Votes
		Withheld

BethAnn Chapman	468,431	28,040
Scott C. Milner	466,105	30,366
William J. Schmitz	453,147	42,324

2.  The advisory approval of the compensation of Alaska Pacific Bancshares Inc.'s named executive officers was as follows:

For	Against	Abstain
464,630	27,350	4,491

3. The appointment of Moss Adams LLP as the Company’s independent auditors for the year ending December 31, 2009 was approved by the following vote:

For	Against	Abstain
472,478	23,565	428

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Statement of Establishment and Designations of Series of Preferred Stock
for the Series A Preferred Stock (2)
3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)
4.1	Warrant For Purchase of shares of Common Stock (2)
4.2	Letter Agreement dated February 6, 2009 between Alaska Pacific
Bancshares, Inc. and United States Department of the Treasury, will respect to the issuance and sale of the Series A Preferred Stock and the
Warrant(2)
10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with John E. Robertson (6)
10.6	Severance Agreement with Leslie D. Dahl (9)
10.7	Severance Agreement with Christopher P. Bourque (98)
10.8	Alaska Federal Savings Bank 401(k) Plan (1)
10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)

10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.13	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333- 74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

August 14, 2009 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

August 14, 2009 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2009	/s/Craig E. Dahl
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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2009	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.
August 14, 2009 Date	/s/Craig E. Dahl Craig E. Dahl President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.
August 14, 2009 Date	/s/Julie M. Pierce Julie M. Pierce Senior Vice President and Chief Financial Officer