Form 10-Q
period 2009-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2009-11-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	Accelerated filer
Non accelerated filer	Smaller reporting company	__X__
(do not check if a smaller reporting company)

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            654,486 shares outstanding on November 6, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(dollars in thousands except share data)	2009	2008

Assets
Cash and due from banks	$6,411	$6,344
Interest-earning deposits in banks	753	3,058

Total cash and cash equivalents	7,164	9,402
Investment securities available for sale, at fair value (amortized cost: September
30, 2009 - $2,658; December 31, 2008 - $3,233)	2,721	3,243
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	320	2,586
Loans	161,826	168,982
Less allowance for loan losses	(1,468)	(2,688)

Loans, net	160,358	166,294
Accrued interest receivable	726	822
Premises and equipment, net	2,903	3,122
Repossessed assets	1,255	408
Other assets	4,274	3,190

Total Assets	$181,505	$190,851

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$32,016	$25,707
Interest-bearing demand	31,671	31,042
Money market	30,447	33,072
Savings	18,749	17,536
Certificates of deposit	39,472	54,818

Total deposits	152,355	162,175
Federal Home Loan Bank advances	7,005	10,320
Advances from borrowers for taxes and insurance	329	733
Accounts payable and accrued expenses	447	480
Accrued interest payable	445	449
Other liabilities	126	411

Total liabilities	160,707	174,568
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A –
Liquidation preference $1,000 per share, 4,781 and –0- shares issued and	4,482	-
outstanding at September 30, 2009 and December 31, 2008, respectively)
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at September 30, 2009 and at December 31,
2008)	7	7
Additional paid-in capital	6,433	6,121
Treasury stock	(11)	(11)
Retained earnings	9,850	10,161
Accumulated other comprehensive income	37	5

Total shareholders’ equity	20,798	16,283

Total Liabilities and Shareholders’ Equity	$181,505	$190,851

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2009	2008	2009	2008

Interest Income
Loans	$2,417	$2,997	$7,621	$9,092
Investment securities	29	48	100	158
Interest-bearing deposits with banks	1	19	4	36

Total interest income	2,447	3,064	7,725	9,286
Interest Expense
Deposits	321	639	1,084	2,028
Federal Home Loan Bank advances	106	159	419	582

Total interest expense	427	798	1,503	2,610

Net Interest Income	2,020	2,266	6,222	6,676
Provision for loan losses	903	1,426	1,053	3,206

Net interest income after provision for loan losses	1,117	840	5,169	3,470
Noninterest Income
Mortgage servicing income	46	40	138	125
Service charges on deposit accounts	196	182	552	538
Other service charges and fees	69	46	199	138
Mortgage banking income	81	46	532	211
Other noninterest income	-	-	-	56

Total noninterest income	392	314	1,421	1,068
Noninterest Expense
Compensation and benefits	1,132	1,208	3,573	3,750
Occupancy and equipment	343	368	1,053	1,105
Data processing	64	56	190	196
Professional and consulting fees	98	144	393	358
Marketing and public relations	68	77	203	258
Repossessed property	103	88	216	88
FDIC assessment	159	7	301	16
Other	301	286	841	817

Total noninterest expense	2,268	2,234	6,770	6,588

Loss before income tax	(759)	(1,080)	(180)	(2,050)
Income tax benefit	(294)	(408)	(64)	(771)

Net loss	$(465)	$(672)	(116)	$(1,279)

Preferred stock dividend and discount accretion
Preferred stock dividend	60	-	156	-
Preferred stock discount accretion	15	-	39	-

Net loss available to common shareholders	$(540)	$(672)	$(311)	$(1,279)

Loss per common share:
Basic	$(0.83)	$(1.03)	$(0.48)	$(1.97)
Diluted	(0.83)	(1.03)	(0.48)	(1.97)
Common stock cash dividends per share	-	-	-	.20

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
		Nine Months Ended
		September 30,

(in thousands)	2009	2008

Operating Activities
Net loss	$(116)	$(1,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,053	3,206
Depreciation and amortization	254	296
Amortization of fees, discounts, and premiums, net	(153)	(283)
Stock compensation expense	15	22
Loss on sale or impairment of repossessed assets	29	-
Mortgage banking income	532	211
Loans originated for sale	(37,844)	(26,639)
Proceeds from sale of loans originated for sale	39,578	27,740
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	96	73
Other assets	(1,104)	(1,438)
Advances from borrowers for taxes and insurance	(404)	(455)
Accrued interest payable	(4)	(64)
Accounts payable and accrued expenses	(33)	(32)
Other liabilities	(316)	(329)

Net cash provided by operating activities	1,583	1,029
Investing Activities
Maturities and principal repayments of investment securities available for sale	566	594
Loan originations, net of principal repayments	3,365	(9,185)
Proceeds from sale of repossessed assets	803	-
Purchase of premises and equipment	(35)	(109)

Net cash provided by (used in) investing activities	4,699	(8,700)
Financing Activities
Proceeds from exercise of stock options	-	15
Proceeds from issuance of preferred stock and common stock warrants	4,781	-
Stock issuance costs paid	(41)	-
Net decrease in Federal Home Loan Bank advances	(3,315)	(6,685)
Net increase in demand and savings deposits	5,526	17,171
Net increase (decrease) in certificates of deposit	(15,346)	10,782
Cash dividends paid	(125)	(197)

Net cash provided by (used in) financing activities	(8,520)	21,086

Increase (Decrease) in cash and cash equivalents	(2,238)	13,415
Cash and cash equivalents at beginning of period	9,402	9,100

Cash and cash equivalents at end of period	$7,164	$22,515

Supplemental information:
Cash paid for interest	$1,507	$2,674
Net cash paid for income taxes	533	332
Loans foreclosed and transferred to repossessed assets	1,679	362
Net change in fair value of securities available for sale, net of tax	32	5
Accrued TARP dividends	31	-
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results of operations for the interim periods ended September 30, 2009 and 2008 are not necessarily indicative of the results which may be expected for an entire year or any other period.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP standards in financial statements and accounting policies, but it has not had a material effect on the Company’s financial statements. Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on net income (loss).

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation. These reclassifications had no effect on net income (loss).

We have evaluated subsequent events through November 13, 2009, which is the date these financial statements were issued. Through that date, there were no additional events requiring disclosure.

Note 2 - Fair Value Measurements

We have elected to record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP standard (ASC 820) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.

The standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the third quarter of 2009.

		Fair Value Measurements Using

		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

		(in thousands)
Recurring:
Securities available-for-sale	$2,721	$ -	$2,721	$-
Mortgage servicing rights	804	-	804	-

Non-recurring:
Impaired loans	57	-	-	57
Repossessed assets and other real estate owned	1,255	-	-	1,255

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

Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 3 where significant value drivers are unobservable. The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Impaired loans that had a reserve for specific impairment or partial charge off were $450,000 at September 30, 2009 with estimated reserves for impairment of $393,000.

The $1.3 million in repossessed assets and other real estate owned reflected in the table above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

The following information presents fair value disclosures as of September 30, 2009 and December 31, 2008. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(in thousands)	September 30, 2009		December 31, 2008

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$7,164	$7,164	$9,402	$9,402
Investment securities available for sale	2,721	2,721	3,243	3,243
FHLB stock	1,784	1,784	1,784	1,784
Loans, including held for sale	162,146	174,150	171,568	179,691
Accrued interest receivable	726	726	822	822

Financial Liabilities
Demand and savings deposits	112,883	114,601	107,357	107,357
Certificates of deposit	39,472	40,893	55,814	48,166
FHLB Advances	7,005	7,005	10,320	10,915
Accrued interest payable	445	445	449	449

Note 3 - Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

September 30, 2009:
Mortgage-backed securities:	$2,565	$84	$(21)	$2,628
U.S. government agencies	93	-	-	93

Total	$2,658	$84	$(21)	$2,721

September 30, 2008:
Mortgage-backed securities:	$3,222	$34	$(41)	$3,215
U.S. government agencies	101	-	-	101

Total	$3,323	$34	$(41)	$3,316

Impaired investment securities (those with unrealized losses) at September 30, 2009 are summarized as follows:

	Impaired less than		Impaired 12 months
	12 months		or more		Total

	Fair	Unrealized	Fair	Unrealized		Unrealized
(in thousands)	Value	Losses	Value	Losses	Fair Value	Losses

Mortgage-backed
securities	$-	$-	$1,078	$(21)	$1,078	$(21)
U.S. government
agencies	-	-	93	-	93	-

Total	$-	$-	$1,170	$(21)	$1,170	$(22)

Impaired investment securities (those with unrealized losses) at September 30, 2008 are summarized as follows:

	Impaired less than		Impaired 12 months
	12 months		or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed
securities	$-	$-	$2,813	$(41)	$2,813	$(41)
U.S. agencies and
corporations	-	-	101	-	101	-

Total	$-	$-	$2,914	$(41)	$2,914	$(41)

Eleven investment securities with unrealized losses at September 30, 2009 were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured. The fair values of individual investment securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

No investment securities were designated as held to maturity at September 30, 2009 or 2008. All investment securities at September 30, 2009 have final contractual maturities of more than five years. Actual maturities may vary due to prepayment of the underlying loans.

At September 30, 2009, investment securities with amortized cost of $2.6 million and market value of $2.7 million were pledged to secure public funds deposited with the Bank.

There were no sales of investment securities during 2009 or 2008. The Bank does not have investment securities trading portfolio or investment securities held to maturity.

Note 4 - Capital Compliance

At September 30, 2009, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework. The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at September 30, 2009:

(dollars in thousands)

Tangible Capital:
Actual	$18,268	10.10%
Required	2,713	1.50

Excess	$15,555	8.60%

Core Capital:
Actual	$18,268	10.10%
Required	7,234	4.00

Excess	$11,034	6.10%

Total Risk-Based Capital:
Actual	$19,343	13.09%
Required	11,822	8.00

Excess	$7,521	5.09%

On January 7, 2009 the Office of Thrift Supervision (“OTS”) finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008. The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. As of September 30, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 10.10% (2.10% over the minimum required under the MOU) and its Risk-Based Capital Ratio was 13.09%, (1.09% over the minimum required under the MOU). See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the MOU.

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

	Three Months Ended September 30,
	2009	2008

Net income (loss)	$(465,000)	$(672,000)
Preferred stock dividend accrual	(60,000)	-
Preferred stock discount accretion	(15,000)	-

Net income (loss) available to common shareholders
	$(540,000)	$(672,000)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Less unallocated ESOP shares	-	(4,058)

Basic weighted average shares outstanding	654,486	650,428

Net incremental shares	-	-

Weighted incremental shares	654,486	650,428

Earnings (loss) per common share
Basic	$(0.83)	$(1.03)
Diluted	$(0.83)	$(1.03)

	Nine Months Ended September 30,
	2009	2008

Net income (loss)	$(116,000)	$(1,279,000)
Preferred stock dividend accrual	(156,000)	-
Preferred stock discount accretion	(39,000)	-

Net income (loss) available to common shareholders	(311,000)	(1,279,000)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(1,175)
Less unallocated ESOP shares	-	(4,058)

Basic weighted average shares outstanding	654,486	650,182

Net incremental shares	-	-

Weighted incremental shares	654,486	650,182

Earnings (loss) per common share
Basic	$(0.48)	$(1.97)
Diluted	$(0.48)	$(1.97)

Options to purchase an additional 54,188 shares of common stock were not included in the computation of diluted earnings per share as of September 30, 2009 because their exercise price resulted in them being anti-dilutive. In addition, the warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was not included in the computation of diluted EPS as of September 30, 2009 because the warrant’s exercise price was greater than the average market price of the Company’s common shares during the quarter ended September 30, 2009.

Note 6 - Comprehensive Income (Loss)

The Company’s only item of “other comprehensive income (loss)” is net unrealized gains or losses on investment securities available for sale. Comprehensive income (loss) is calculated in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

(in thousands)	2009	2008	2009	2008

Net Loss	$(540)	$(672)	$(311)	$(1,279)
Other comprehensive income	14	16	31	5

Comprehensive income (loss)	$(526)	$(656)	$(280)	$(1,274)

Note 7 - Impaired Loans

Impaired loans were $11.6 million and $10.7 million at September 30, 2009 and December 31, 2008, respectively. The $900,000 increase in impaired loans consisted of additional impaired loans offset with loans no longer classified as impaired or charged off. The total number of impaired loans increased from 23 loans as of December 31, 2008 to 26 loans as of September 30, 2009. Estimated specific reserves for impairment of $393,000 and $1.0 million, respectively, were recognized on impaired loans in assessing the adequacy of the allowance for loan losses at September 30, 2009 and December 31, 2008.

Note 8 - Preferred Stock

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

In October 2009, the Company’s Board declared the third quarterly dividend on the Series A Preferred Stock, which is payable November 16, 2009.

The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance in accordance with Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. As a result, the value allocated to the Warrant is different than the estimated fair value of the Warrant as of the grant date. The following assumptions were used to determine the fair value of the Warrant as of the grant date:

Dividend yield 1.50%
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 9 - Commitments

Commitments to extend credit, including lines of credit, totaled $11.7 million and $10.5 million at September 30, 2009 and December 31, 2008, respectively. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $2.4 million and $1.8 million at September 30, 2009 and December 31, 2008, respectively. These amounts are excluded from loan balances.

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

Recent Developments

On January 7, 2009 the OTS finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008. The MOU specifically requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; (b) remain in compliance with the minimum capital ratios contained in the business plan; (c) provide notice to and obtain a non-objection from the OTS prior to the Bank declaring a dividend; (d) maintain an adequate Allowance for Loan and Lease Losses (ALLL); (e) engage an independent consultant to conduct a loan review of the Bank’s purchased loan participations current nonperforming loans and any new loans that are in excess of $500,000 and that were originated since the last review; and (f) develop a written comprehensive plan, that is acceptable to the OTS, to reduce classified assets.

Subsequent to the MOU, in March 2009 the Company’s board of directors executed two resolutions to assure the OTS that the Company was committed to supporting the Bank should it be necessary, and that the Company would mirror the restrictions in the Bank’s MOU. The first resolution was required by the OTS of all OTS regulated holding companies.

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

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets. An independent loan review was conducted by the Bank mid-year 2008 and a follow-up review completed in March 2009. As of September 30, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 10.10% (2.10% over the new required minimum) and Risk-Based Capital Ratio was 13.09%, (1.09% over the new required minimum). While we believe we are currently in compliance with the terms of the MOU, if we fail to comply with these terms, the OTS could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies. The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time. The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future. The history is reviewed at least quarterly and adjustments are made as needed. Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral. The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.

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

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheet) of approximately $835,000 at both dates. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability of occurrence. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly. If we have historical cumulative income, we consider this to be strong positive evidence. To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.

Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and, therefore, no valuation allowance was recorded. However, the Company can give no assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

Financial Condition

Total assets of the Company at September 30, 2009 were $181.5 million, a decrease of $9.4 million, or 4.9%, from $190.9 million at December 31, 2008. The decrease is primarily the result of a decrease in interest earning deposits in banks, loans and loans held for sale.

Loans (excluding loans held for sale) were $161.8 million at September 30, 2009, a $7.2 million, or 4.3%, decrease from $169.0 million at December 31, 2008. The decline in the first three quarters of fiscal 2009 was primarily in commercial business ($3.9 million, or 16.0%) offset with an increase in permanent commercial nonresidential loans ($5.4 million, or 9.6%) . The commercial non-residential balances increased as a result of new loan originations and an increase in draws under previously approved credits. The commercial business loans declined as a result of payoffs and a lower demand for non-real estate business loans.

Loans are summarized by category in the following table:

	September 30,	December 31,
(in thousands)	2009	2008

Real estate:
Permanent:
One-to-four-family	$35,805	$38,875
Multifamily	1,748	2,575
Commercial nonresidential	61,383	56,019
Land	11,965	13,360

Total permanent real estate	110,901	110,829
Construction:
One-to-four-family	1,810	4,179
Commercial nonresidential	5,317	5,064

Total construction	7,127	9,243
Commercial business	20,518	24,429
Consumer:
Home equity	17,307	18,661
Boat	4,248	4,060
Automobile	1,074	998
Other	651	762

Total consumer	23,280	24,481

Loans	$161,826	$168,982

Loans held for sale	$320	$2,586

Deposits decreased $9.8 million, or 6.0%, to $152.4 million at September 30, 2009, compared with $162.2 million at December 31, 2008. The decline in the first three quarters of 2009 was primarily in certificates of deposit ($15.3 million, or 28.0%) and money market accounts ($2.6 million, or 7.9%) .

The decline in certificates of deposit (“CDs”) in the first three quarters of 2009 is attributable to a decline in deposits from a public entity under a CD program for qualified Alaskan financial institutions. The decline in deposits under this program was attributable to a change in the index rate required under the program guidelines. These program CDs are secured by irrevocable standby letters of credit issued by the Federal Home Loan Bank of Seattle (“FHLB”), and the total amount of CDs is limited to 100% of the Bank’s capital. There were no CDs under this program at September 30, 2009 and $15 million at December 31, 2008.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB. These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service. They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits. Included in certificates of deposit were CDARS brokered deposits of $2.5 million at September 30, 2009 and $2.1 million at December 31, 2008.

Results of Operations

Net Income (Loss). Net loss excluding the preferred stock dividend and discount accretion for the third quarter of 2009 was $465,000. After payment of the preferred stock dividend and discount accretion of $75,000, net loss available to common shareholders for the third quarter of 2009 was $540,000, or $(0.83) per common share. Net loss for the third quarter ended September 30, 2008 was $672,000, or $(1.03) per diluted share. Net loss not including preferred stock dividend and discount accretion for the first three quarters of 2009 was $116,000. After preferred stock dividend and discount accretion of $195,000, net loss available to common shareholders for the first three quarters of 2009 was $311,000, or $(0.48) per common share.

Net loss available to common shareholders for the first three quarters of 2008 was $1.3 million, or $(1.97) per diluted share.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Income			Income
			Incr.			Incr.
(in thousands)	2009	2008	(Decr.)	2009	2008	(Decr.)

Net interest income	$2,020	$2,266	$(246)	$6,222	$6,676	$(454)
Noninterest income,
excluding mortgage
banking income	311	268	43	889	857	32
Mortgage banking
income	81	46	35	532	211	321
Provision for loan losses	(903)	(1,426)	523	(1,053)	(3,206)	2,153
Noninterest expense	(2,268)	(2,234)	(34)	(6,770)	(6,588)	(182)

Income (loss) before
income tax	(759)	(1,080)	321	(180)	(2,050)	1,870
Income tax benefit
(expense)	294	408	(114)	64	771	(707)

Net income (loss)	$(465)	$(672)	$207	$(116)	$(1,279)	$1,163

Net Interest Income. Net interest income for the third quarter of 2009 decreased $246,000 (10.9%) compared with the third quarter of 2008. For the first three quarters of 2009, net interest income decreased $454,000 (6.8%) compared with the first three quarters of 2008. Average loans decreased $13.4 million (7.5%) to $165.2 million for the third quarter of 2009 compared with $178.6 million for the third quarter of 2008.

At the same time, the yield on average interest earning assets decreased 76 basis points (“bp”) for the third quarter to 5.74% compared with 6.50% for the third quarter of 2008. For loans, the largest component of earning assets, the yield decreased 86 bp to 5.85% compared with 6.71% for the third quarter of 2008. Average interest bearing deposits decreased $13.0 million (9.8%) to $119.2 million for the third quarter of 2009 compared with to $132.2 million for the third quarter of 2008. The cost of average interest bearing liabilities declined 87 bp to 1.34% for the third quarter of 2009 compared with 2.21% for the third quarter of 2008. The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased 11 bp to 4.40% for the third quarter 2009 compared to 4.29% for the third quarter of 2008.

Provision for Loan Losses. The provisions for loan losses decreased to $903,000 for the third quarter of 2009, compared with $1.4 million for the third quarter of 2008. The provisions for loan losses decreased to $1.1 million for the nine months ended September 30, 2009, compared with $3.2 million for the comparable period of 2008. The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio. Net loan charge offs were $2.3 million for the third quarter of 2009, compared with $244,000 for the third quarter of 2008. Net loan charge offs were $2.3 million for the nine months ended September 30, 2009, compared with $243,000 for the comparable period of 2008.

Noninterest Income. Excluding mortgage banking income, noninterest income for the third quarter of 2009 increased $43,000 (16.0%) to $311,000 compared with $268,000 for the third quarter of 2008. The increase in other noninterest income over the comparable period in the prior year was primarily attributable to document preparation fee income and services charges on demand deposit accounts.

Mortgage banking income increased $35,000 to $81,000 for the third quarter of 2009 compared with third quarter of 2008. Mortgage banking income increased $321,000 to $532,000 for the first three quarters of 2009 compared with the first three quarters of 2008. The increase in both periods is associated with an increase in mortgage loans originated and sold due to refinancing because of lower rates.

Noninterest Expense. Noninterest expense for the third quarter of 2009 increased $34,000 (1.5%) compared to the third quarter of 2008. The increase is primarily related to an increase in professional service fees associated with impaired loans, an increase in repossessed assets expense, and an increase in FDIC assessments. The FDIC assessment for the nine months ended September 30, 2009 was $301,000 compared to $16,000 for the comparable period in 2008. The increase in FDIC assessments is a result of a special assessment imposed by the FDIC on all financial institutions, which was $84,000 for the Bank and was paid at the end of September 2009.

Asset Quality

Nonaccrual loans were $6.3 million at September 30, 2009, compared with $7.1 million at September 30, 2008.

Loans with balances totaling $11.6 million at September 30, 2009 and $10.7 million at December 31, 2008 were considered to be impaired. The $900,000 increase in impaired loans consisted of additional impaired loans offset with loans no longer classified as impaired or charged off. The total number of impaired loans increased from 23 as of December 31, 2008 to 26 as of September 30, 2009. Total estimated impairments of $393,000 and $1.0 million, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at September 30, 2009 and December 31, 2008.

The largest of the additional loans included in impaired loans at September 30, 2009 was a commercial real estate loan for $2.1 million.

The following table reflects loan balances considered to be impaired by asset type at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$659	$66
Commercial real estate	6,130	2,612
Land	3,273	5,898
Construction - residential	180	180
Construction – commercial	209	250
Consumer	264	15
Commercial business	907	1,664

Total impaired loans	$11,622	$10,685

At September 30, 2009, 70% of impaired loans totaling $8.1 million included loans to six borrowers. Loans to two of these borrowers were for residential land development projects affected by the downturn in the housing market for properties located outside of Alaska.

Additional information regarding these six borrowers, by market area as of September 30, 2009 is provided in the following table:

			Loan Balance
			September 30,
			2009
Loan Type	Description	Market Area	(in thousands)

Land	Residential land development project	Oregon	1,361
Land	Residential land development project	Colorado	1,800
Commercial Real Estate	Commercial Real Estate	Idaho	2,115
Commercial Real Estate	Commercial Real Estate	Alaska	848
Commercial Real Estate	Commercial Real Estate	Alaska	876
Commercial Real Estate	Commercial Real Estate	Alaska	1,116

Total – Impaired Loans of top seven largest borrowers			$8,116

The Bank had $1.3 million of other real estate owned and repossessed assets at September 30, 2009 and had $408,000 of other real estate owned and repossessed assets at December 31, 2008.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $45 million at September 30, 2009. The line is secured by a blanket pledge of the Bank’s assets. At September 30, 2009, there was $7.0 million outstanding on the line.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents decreased $2.2 million to $7.2 million as of September 30, 2009, from $9.4 million as of December 31, 2008. Net cash provided by operating activities was $1.6 million for the first three quarters of 2009. Net cash of $4.7 million provided by investing activities during the first three quarters of 2009 consisted principally of a net decrease in loan originations, net of principal pay downs. The $8.5 million of cash used in financing activities during the first three quarters of 2009 primarily consisted of a $9.8 million net decrease in deposits, offset by $4.8 million proceeds from issuance of preferred stock and common stock warrants.

At September 30, 2009, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary. The Bank exceeded all of its regulatory capital requirements at September 30, 2009. See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2009.

Recent Accounting Pronouncements

On August 28, 2009, the FASB issued Accounting Standards Update (“ASU” or the "Update") 2009-05, Measuring Liabilities at Fair Value. The Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 reaffirms that fair value measurement of a liability assumes a liability is transferred to a market participant as of the measurement date. The guidance in ASU 2009-05 is effective for the first reporting period beginning after issuance. For the Bank, ASU 2009-05 was effective on October 1, 2009. ASU 2009-05 is not expected to have a material impact on the Bank’s financial condition or results of operations.

On September 30, 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The Update provides guidance on measuring the fair value of certain alternative investments in entities that calculate net asset value per share. The guidance applies to investments in which (1) the fair value of the investment is not readily determinable and (2) the investment is in an entity that has all of the attributes of an investment company that are specified in ASC 946-10-15-2 or is in an entity that lacks one or more of the attributes specified in ASC 946-10-15-2. The guidance in ASU 2009-12 is effective for the first reporting period ending after December 15, 2009. For the Bank, ASU 2009-12 was effective on October 1, 2009. ASU 2009-12 is not expected to have a material impact on the Bank’s financial condition or results of operations.

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

The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of September 30, 2009 is effective.

(b) Changes in Internal Controls: In the quarter ended September 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business. At September 30, 2009, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factors are added to those previously contained in the Form 10-K:

Our business may continue to be adversely affected by downturns in the national economy and the states where our out of market area loans are located.

Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States outside of our primary area of Southeast Alaska, but in areas where the bank has participation loans, specifically Washington, Oregon, Idaho and Colorado. We provide banking and financial services to customers located in our primary market of Southeast Alaska, which up to this point in time and based upon its geographic location and diverse resource-based economy has not experienced the serious problems as those of markets in the lower-48 states. If there were to be a worsening of economic conditions in our primary market, this could have an adverse effect on our business, financial condition, results of operations and prospects.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

  an increase in loan delinquencies problem assets and foreclosures;
  the slowing of sales of foreclosed assets;
  a decline in demand for our products and services;
  a continuing decline in the value of collateral for loans may in turn reduce customers’ borrowing power, and the value of assets and collateral associated with existing loans; and
  a decrease in the amount of our low cost or non-interest bearing deposits.

We may have continuing losses and continuing variation in our quarterly results.

We have recently reported net losses. These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses. We may continue to suffer further losses as a result of these factors. In addition, several factors affecting our business can cause significant variations in our quarterly results of operations.

In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, changes in our provision for loan losses and non-performing assets can result in significant increases or decreases in our revenues from quarter to quarter.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions as a result of recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for the first nine months of 2009 was $301,000, including the special assessment of $84,000 recorded and paid on September 30, 2009.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio as a result of institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings. Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This proposal would not immediately impact our earnings, as the payment would be expensed over time.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS and the FDIC. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of Alaska, Washington, Oregon, Idaho, Utah and Colorado in the future. These laws may further restrict our collection efforts on one-to-four single-family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

Our investment in Federal Home Loan Bank stock may be impaired.

At September 30, 2009, we owned $1.8 million of stock of the Federal Home Loan Bank of Seattle, or FHLB. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued weak or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB to fund loans and replace deposits. If the economy does not improve or continues to deteriorate, this additional funding source could be negatively affected, which could limit the funds available to us. Our liquidity position could be significantly constrained if we are unable to access funds from the FHLB.

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

Alaska Pacific Bancshares, Inc.

November 13, 2009	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

November 13, 2009	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:	November 13, 2009	/s/Craig E. Dahl
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

Date:	November 13, 2009	/s/Julie M. Pierce
Julie M. Pierce
Senior Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.
November 13, 2009	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALASKA PACIFIC BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), and in connection with the accompanying Quarterly Report on Form 10-Q, I hereby certify in my capacity as an officer of Alaska Pacific Bancshares, Inc. (“Company”) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 that:

  The Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
  The information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.
November 13, 2009	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer