Form 10-Q/A
period 2009-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2010-01-19
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 654,486   shares outstanding on November 6, 2009

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

(ii)

EXPLANATORY NOTE

Alaska Pacific Bancshares, Inc. (“Company”, “we” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2009 (the “Original Filing”), to amend and restate the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009.

As a result of continuing analysis of specific credits and an interim examination by the Office of Thrift Supervision (OTS), the Company determined it prudent to charge off loans receivable of $1.4 million and reclassify them to other real estate owned as of September 30, 2009.  Further, additional provision for loan losses of $1.6 million was recorded for the period ended September 30, 2009.  This regulatory examination was on-going at the time the original Form 10-Q was filed with the SEC and conclusion was reached after the original filing was filed with the SEC. The net loss, not including preferred stock dividend and discount accretion for the third quarter of 2009 was revised from $465,000 to $1.4 million.  After preferred stock dividend and discount accretion of $75,000, net loss available to common shareholders for the third quarter of 2009 was revised from $540,000 or $(0.83) per diluted share to $1.5 million, or $(2.27) per diluted share.

On December 18, 2009, the Board of Directors of the Company directed management to discuss the reliability of the Form 10-Q dated November 13, 2009.  The Board of Directors authorized certain officers of the Company to discuss this with Moss Adams LLP, the Company’s independent registered public accounting firm.  Based on these discussions, Management concluded on January 6, 2010, that the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2009 filed with the SEC on November 13, 2009 should no longer be relied upon, and also determined it appropriate to amend the Company’s Form 10-Q for the period ended September 30, 2009 to restate such condensed consolidated financial statements.  By restating its financial statements, the Company will ensure consistency between the amended Form 10-Q and Alaska Pacific Bank’s September 30, 2009 Thrift Financial Report, which was refiled to reflect the examination findings.

The Company also reassessed the effectiveness of the disclosure controls and procedures.  Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009, the Company concluded that its disclosure controls and procedures were not effective as of September 30, 2009.  The Company’s conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk and fair market value of certain credits in the loan portfolio to reflect changes in the economic environment.

The information in this Amendment has been updated to give effect to the restatement.  The Company has not modified or updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above.  This Amendment continues to speak as of the dates described herein.  The Company has evaluated subsequent events through January 15, 2010, which is the date these financial statements were issued.  Through that date, there were no additional events requiring disclosure.  Information not affected by the restatement

(iii)

is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on November 13, 2009.  Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:

Part I – Financial Information:
• Item 1 – Financial Statements
• Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Item 4 – Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the initial Form 10Q in its entirety, although the Company is only amending those portions affected by the restatement described above.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 31.3 and 32.

(iv)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(dollars in thousands except share data)	Restated September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$ 6,411	$ 6,344
Interest-earning deposits in banks	753	3,058
Total cash and cash equivalents	7,164	9,402
Investment securities available for sale, at fair value (amortized cost: September 30, 2009 - $2,658; December 31, 2008 - $3,233)	2,721	3,243
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	320	2,586
Loans	158,911	168,982
Less allowance for loan losses	(1,468)	(2,688)
Loans, net	157,443	166,294
Accrued interest receivable	726	822
Premises and equipment, net	2,903	3,122
Repossessed assets	2,619	408
Other assets	4,879	3,190
Total Assets	$180,559	$190,851

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$ 32,016	$ 25,707
Interest-bearing demand	31,671	31,042
Money market	30,447	33,072
Savings	18,749	17,536
Certificates of deposit	39,472	54,818
Total deposits	152,355	162,175
Federal Home Loan Bank advances	7,005	10,320
Advances from borrowers for taxes and insurance	329	733
Accounts payable and accrued expenses	447	480
Accrued interest payable	445	449
Other liabilities	126	411
Total liabilities	160,707	174,568
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 and –0- shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	4,482	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at September 30, 2009 and at December 31, 2008)	7	7
Additional paid-in capital	6,433	6,121
Treasury stock	(11)	(11)
Retained earnings	8,904	10,161
Accumulated other comprehensive income	37	5
Total shareholders’ equity	19,852	16,283
Total Liabilities and Shareholders’ Equity	$180,559	$190,851

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	Restated 2009	2008	Restated 2009	2008
Interest Income
Loans	$2,417	$2,997	$7,621	$9,092
Investment securities	29	48	100	158
Interest-bearing deposits with banks	1	19	4	36
Total interest income	2,447	3,064	7,725	9,286
Interest Expense
Deposits	320	639	1,083	2,028
Federal Home Loan Bank advances	106	159	419	582
Total interest expense	426	798	1,502	2,610
Net Interest Income	2,021	2,266	6,223	6,676
Provision for loan losses	2,455	1,426	2,605	3,206
Net interest income after provision for loan losses	(434)	840	3,618	3,470
Noninterest Income
Mortgage servicing income	46	40	138	125
Service charges on deposit accounts	196	182	552	538
Other service charges and fees	69	46	199	138
Mortgage banking income	81	46	532	211
Other noninterest income	-	-	-	56
Total noninterest income	392	314	1,421	1,068
Noninterest Expense
Compensation and benefits	1,132	1,208	3,573	3,750
Occupancy and equipment	343	368	1,053	1,105
Data processing	64	56	190	196
Professional and consulting fees	98	144	393	358
Marketing and public relations	68	77	203	258
Repossessed property	103	88	216	88
FDIC assessment	159	7	301	16
Other	301	286	841	817
Total noninterest expense	2,268	2,234	6,770	6,588
Loss before income tax	(2,310)	(1,080)	(1,731)	(2,050)
Income tax benefit	(899)	(408)	(669)	(771)
Net loss	$ (1,411)	$ (672)	(1,062)	$ (1,279)
Preferred stock dividend and discount accretion
Preferred stock dividend	60	-	156	-
Preferred stock discount accretion	15	-	39	-
Net loss available to common shareholders	$ (1,486)	$ (672)	$ (1,257)	$ (1,279)

Loss per common share:
Basic	$(2.27)	$(1.03)	$(1.92)	$(1.97)
Diluted	(2.27)	(1.03)	(1.92)	(1.97)
Common stock cash dividends per share	-	-	-	.20

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	Restated 2009	2008
Operating Activities
Net loss	$ (1,062)	$ (1,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,605	3,206
Depreciation and amortization	254	296
Amortization of fees, discounts, and premiums, net	(153)	(283)
Stock compensation expense	15	22
Loss on sale or impairment of repossessed assets	29	-
Mortgage banking income	532	211
Loans originated for sale	(37,844)	(26,639)
Proceeds from sale of loans originated for sale	39,578	27,740
Cash provided by changes in operating assets and liabilities:
Accrued interest receivable	96	73
Other assets	(1,709)	(1,438)
Advances from borrowers for taxes and insurance	(404)	(455)
Accrued interest payable	(4)	(64)
Accounts payable and accrued expenses	(33)	(32)
Other liabilities	(316)	(329)
Net cash provided by operating activities	1,584	1,029
Investing Activities
Maturities and principal repayments of investment securities available for sale	566	594
Loan originations, net of principal repayments	3,364	(9,185)
Proceeds from sale of repossessed assets	803	-
Purchase of premises and equipment	(35)	(109)
Net cash provided by (used in) investing activities	4,698	(8,700)
Financing Activities
Proceeds from exercise of stock options	-	15
Proceeds from issuance of preferred stock and common stock warrants	4,781	-
Stock issuance costs paid	(41)	-
Net decrease in Federal Home Loan Bank advances	(3,315)	(6,685)
Net increase in demand and savings deposits	5,526	17,171
Net increase (decrease) in certificates of deposit	(15,346)	10,782
Cash dividends paid	(125)	(197)
Net cash provided by (used in) financing activities	(8,520)	21,086
Increase (Decrease) in cash and cash equivalents	(2,238)	13,415
Cash and cash equivalents at beginning of period	9,402	9,100
Cash and cash equivalents at end of period	$ 7,164	$ 22,515
Supplemental information:
Cash paid for interest	$ 1,506	$ 2,674
Net cash paid for income taxes	533	332
Loans foreclosed and transferred to repossessed assets	3,043	362
Net change in fair value of securities available for sale, net of tax	32	5
Accrued TARP dividends	31	-

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the interim periods ended September 30, 2009 and 2008, are not necessarily indicative of the results which may be expected for an entire year or any other period.

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

We have evaluated subsequent events through January 15, 2010, which is the date these financial statements were issued.  Through that date, there were no additional events requiring disclosure.

Note 2 - Restatement of Previously Issued Financial Statements

The Company has restated the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009.  Loans receivable totaling $1.4 million were charged off and reclassified to other real estate owned as of September 30, 2009.  The charge off was deemed necessary and appropriate as the deterioration in the asset values of the collateral for the loans existed as of September 30, 2009.  Further, additional provision for loan losses of $1.6 million was recorded for the period ended September 30, 2009.  The adjustment in amounts previously reported were as a result of continuing analysis of specific credits and an interim examination by the Office of Thrift Supervision (OTS).  This regulatory examination was on-going at the time the original Form 10-Q was filed with the SEC and conclusion was reached after the original filing was filed with the SEC.

The effect of the restatement is as follows:

Condensed Consolidated Statement of Financial Condition

	As of September 30, 2009
	(In Thousands)
	As Reported	Adjustment	Restated

Allowance for loan losses	$ 1,468	$ -	$ 1,468
Loans – net of allowance for loan losses	160,358	(2,915)	157,443
Repossessed assets	1,255	1,364	2,619
Accrued interest receivable and other assets	5,000	605	5,605
Total Assets	181,505	(946)	180,559
Retained Earnings	9,850	(946)	8,904
Shareholders’ Equity	20,798	(946)	19,852

Consolidated Statements of Operations
	Three Months Ended September 30,2009			Nine Months Ended September 30,2009
	(In Thousands Except Per Share Data)
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Net interest income	2,020	1	2,021	6,222	1	6,223
Provision for loan losses	903	1,552	2,455	1,053	1,552	2,605
Net interest income (loss) after provision for loan losses	1,117	(1,551)	(434)	5,169	(1,551)	3,618
Total noninterest expense	2,268	-	2,268	6,770	-	6,770
Loss before income tax benefit	(759)	(1,551)	(2,310)	(180)	(1,551)	(1,731)
Income taxes (benefit)	(294)	(605)	(899)	(64)	(605)	(669)
Net Loss	(465)	(946)	(1,411)	(116)	(946)	(1,062)
Preferred stock dividend and discount accretion	75	-	75	195	-	195
Net loss available to common shareholders	(540)	(946)	(1,486)	(311)	(946)	(1,257)
Loss per share
Basic	(0.83)	(1.44)	(2.27)	(0.48)	(1.44)	(1.92)
Diluted	(0.83)	(1.44)	(2.27)	(0.48)	(1.44)	(1.92)

Condensed Consolidated Statement of Cashflows

	Nine Months Ended September 30, 2009
	(In Thousands)
	As Reported	Adjustment	Restated
Net loss	$ (116)	$ (946)	$ (1,062)
Provision for loan losses	1,053	1,552	2,605
Other assets	(1,104)	(605)	(1,709)

Certain amounts were also restated and additional disclosures provided in the footnotes primarily in “Note 3 - Fair Value Measurements”, “Note 5 – Capital Compliance”, “Note 6 – Earnings (Loss) Per Share” and  “Note 8 – Impaired Loans”

Note 3 - Fair Value Measurements
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

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
Securities available-for-sale	$2,721	$-	$2,721	$-
Mortgage servicing rights	804	-	804	-

Non-recurring:
Impaired loans	57	-	-	57
Repossessed assets and other real estate owned	2,619	-	-	2,619

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

The $2.6 million in repossessed assets and other real estate owned reflected in the table above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

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

(in thousands)	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 7,164	$ 7,164	$ 9,402	$ 9,402
Investment securities available for sale	2,721	2,721	3,243	3,243
FHLB stock	1,784	1,784	1,784	1,784
Loans, including held for sale	159,231	174,150	171,568	179,691
Accrued interest receivable	726	726	822	822

Financial Liabilities
Demand and savings deposits	112,883	114,601	107,357	107,357
Certificates of deposit	39,472	40,893	55,814	48,166
FHLB Advances	7,005	7,005	10,320	10,915
Accrued interest payable	445	445	449	449

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009:
Mortgage-backed securities:	$2,565	$84	$(21)	$2,628
U.S. government agencies	93	-	-	93
Total	$2,658	$84	$(21)	$2,721

September 30, 2008:
Mortgage-backed securities:	$3,222	$34	$(41)	$3,215
U.S. government agencies	101	-	-	101
Total	$3,323	$34	$(41)	$3,316

Impaired investment securities (those with unrealized losses) at September 30, 2009 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	$-	$1,078	$(21)	$1,078	$(21)
U.S. government agencies	-	-	93	-	93	-
Total	$-	$-	$1,170	$(21)	$1,170	$(21)

Impaired investment securities (those with unrealized losses) at September 30, 2008 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	$-	$2,813	$(41)	$2,813	$(41)
U.S. agencies and corporations	-	-	101	-	101	-
Total	$-	$-	$2,914	$(41)	$2,914	$(41)

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

Note 5 - Capital Compliance

At September 30, 2009, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at September 30, 2009:

(dollars in thousands)
Tangible Capital:
Actual	$17,321	9.63%
Required	2,699	1.50
Excess	$14,622	8.13%

Core Capital:
Actual	$17,321	9.63%
Required	7,196	4.00
Excess	$10,125	5.63%

Total Risk-Based Capital:
Actual	$18,396	12.53%
Required	11,746	8.00
Excess	$ 6,650	4.53%

On January 7, 2009 the Office of Thrift Supervision (“OTS”) finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008.   The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%.  As of September 30, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 9.63% (1.63% over the minimum required under the MOU) and it’s Risk-Based Capital Ratio was 12.53%, (0.53% over the minimum required under the MOU).  See Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the MOU.

Note 6 – Earnings (Loss) Per Share

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

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$ (1,411,000)	$ (672,000)
Preferred stock dividend accrual	(60,000)	-
Preferred stock discount accretion	(15,000)	-
Net income (loss) available to common shareholders	$ (1,486,000)	$ (672,000)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Less unallocated ESOP shares	-	(4,058)
Basic weighted average shares outstanding	654,486	650,428

Net incremental shares	-	-
Weighted incremental shares	654,486	650,428

Earnings (loss) per common share
Basic	$ (2.27)	$ (1.03)
Diluted	$ (2.27)	$ (1.03)

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$ (1,062,000)	$ (1,279,000)
Preferred stock dividend accrual	(156,000)	-
Preferred stock discount accretion	(39,000)	-
Net income (loss) available to common shareholders	(1,257,000)	(1,279,000)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(1,175)
Less unallocated ESOP shares	-	(4,058)
Basic weighted average shares outstanding	654,486	650,182

Net incremental shares	-	-
Weighted incremental shares	654,486	650,182

Earnings (loss) per common share
Basic	$ (1.92)	$ (1.97)
Diluted	$ (1.92)	$ (1.97)

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

Note 7 – Comprehensive Income (Loss)

The Company’s only item of “other comprehensive income (loss)” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income (loss) is calculated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net Loss	$(1,486)	$(672)	$(1,257)	$(1,279)
Other comprehensive income	14	16	31	5
Comprehensive income (loss)	$(1,472)	$(656)	$(1,226)	$(1,274)

Note 8 – Impaired Loans

Impaired loans were $8.7 million and $10.7 million at September 30, 2009 and December 31, 2008, respectively. The $2.0 million decrease in impaired loans consisted of additional impaired loans offset with loans no longer classified as impaired or charged off.  The total number of impaired loans was 23 loans as of September 30, 2009 and December 31, 2008.  Estimated specific reserves for impairment of $393,000 and $1.0 million, respectively, were recognized on impaired loans in assessing the adequacy of the allowance for loan losses at September 30, 2009 and December 31, 2008.

Note 9 – Preferred Stock

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

Note 10 – Commitments

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

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets.   An independent loan review was conducted by the Bank mid-year 2008 and a follow-up review completed in March 2009.  As of September 30, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 9.63% (1.63% over the new required minimum) and Risk-Based Capital Ratio was 12.53%, (0.53% over the new required minimum). While we believe we are currently in compliance with the terms of the MOU, if we fail to comply with these terms, the OTS could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies.  The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-Q/A.

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

Financial Condition

Total assets of the Company at September 30, 2009 were $180.6 million, a decrease of $10.3 million, or 5.4%, from $190.9 million at December 31, 2008.  The decrease is primarily the result of a decrease in interest earning deposits in banks, loans and loans held for sale.

Loans (excluding loans held for sale) were $158.9 million at September 30, 2009, a $10.1 million, or 6.0%, decrease from $169.0 million at December 31, 2008.  The decline in the first three quarters of fiscal 2009 was primarily in commercial business ($3.9 million, or 16.0%) offset with an increase in permanent commercial nonresidential loans ($4.2 million, or 7.6%). The commercial non-residential balances increased as a result of new loan originations and an increase in draws under previously approved credits.  The commercial business loans declined as a result of payoffs and a lower demand for non-real estate business loans.

Loans are summarized by category in the following table:

(in thousands)	September 30, 2009	December 31, 2008
Real estate:
Permanent:
One-to-four-family	$ 35,805	$ 38,875
Multifamily	1,748	2,575
Commercial nonresidential	60,267	56,019
Land	10,166	13,360
Total permanent real estate	107,986	110,829
Construction:
One-to-four-family	1,810	4,179
Commercial nonresidential	5,317	5,064
Total construction	7,127	9,243
Commercial business	20,518	24,429
Consumer:
Home equity	17,307	18,661
Boat	4,248	4,060
Automobile	1,074	998
Other	651	762
Total consumer	23,280	24,481
Loans	$158,911	$168,982

Loans held for sale	$320	$2,586

Deposits decreased $9.8 million, or 6.0%, to $152.4 million at September 30, 2009, compared with $162.2 million at December 31, 2008.  The decline in the first three quarters of 2009 was primarily in certificates of deposit ($15.3 million, or 28.0%) and money market accounts ($2.6 million, or 7.9%).

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

Results of Operations

Net Income (Loss).  Net loss excluding the preferred stock dividend and discount accretion for the third quarter of 2009 was $1.4 million. After payment of the preferred stock dividend and discount accretion of $75,000, net loss available to common shareholders for the third quarter of 2009 was $1.5 million, or $(2.27) per common share.   Net loss for the third quarter ended September 30, 2008 was $672,000, or $(1.03) per diluted share.  Net loss not including preferred stock dividend and discount accretion for the first three quarters of 2009 was $1.1 million.  After preferred stock dividend and discount accretion of $195,000, net loss available to common shareholders for the first three quarters of 2009 was $1.3 million, or $(1.92) per common share.   Net loss available to common shareholders for the first three quarters of 2008 was $1.3 million, or $(1.97) per diluted share.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	Income Incr. (Decr.)	2009	2008	Income Incr. (Decr.)

Net interest income	$2,021	$2,266	$(245)	$6,223	$6,676	$(453)
Noninterest income, excluding mortgage banking income	311	268	43	889	857	32
Mortgage banking income	81	46	35	532	211	321
Provision for loan losses	(2,455)	(1,426)	(1,029)	(2,605)	(3,206)	601
Noninterest expense	(2,268)	(2,234)	(34)	(6,770)	(6,588)	(182)
Income (loss) before income tax	(2,310)	(1,080)	(1,230)	(1,731)	(2,050)	319
Income tax benefit (expense)	899	408	491	669	771	(102)
Net income (loss)	$ (1,411)	$ (672)	$(739)	$ (1,062)	$(1,279)	$217

Net Interest Income.  Net interest income for the third quarter of 2009 decreased $245,000 (10.8%) compared with the third quarter of 2008.  For the first three quarters of 2009, net interest income decreased $453,000 (6.8%) compared with the first three quarters of 2008.  Average loans decreased $13.4 million (7.5%) to $165.2 million for the third quarter of 2009 compared with $178.6 million for the third quarter of 2008.  At the same time, the yield on average interest earning assets decreased 76 basis points (“bp”) for the third quarter to 5.74% compared with 6.50% for the third quarter of 2008.  For loans, the largest component of earning assets, the yield decreased 86 bp to 5.85% compared with 6.71% for the third quarter of 2008.  Average interest bearing deposits decreased $13.0 million (9.8%) to $119.2 million for the third quarter of 2009 compared with to $132.2 million for the third quarter of 2008.  The cost of average interest bearing liabilities declined 87 bp to 1.34% for the third quarter of 2009 compared with 2.21% for the third quarter of 2008.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased 11 bp to 4.40% for the third quarter 2009 compared to 4.29% for the third quarter of 2008.

Provision for Loan Losses.  The provisions for loan losses increased to $2.5 million for the third quarter of 2009, compared with $1.4 million for the third quarter of 2008.  The provisions for loan losses decreased to $2.6 million for nine months ended September 30, 2009, compared with $3.2 million for the comparable period of 2008.  The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $3.9 million for the third quarter of 2009, compared with $244,000 for the third quarter of 2008. Net loan charge offs were $3.8 million for the nine months ended September 30, 2009, compared with $243,000 for the comparable period of 2008.

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

Asset Quality

Nonaccrual loans were $3.1 million at September 30, 2009, compared with $7.1 million at September 30, 2008.

Loans with balances totaling $8.7 million at September 30, 2009 and $10.7 million at December 31, 2008 were considered to be impaired.  The $2.0 million decrease in impaired loans consisted of additional impaired loans offset with loans no longer classified as impaired or charged off.  The total number of impaired loans was 23 as of September 30, 2009 and December 31, 2008.  Total estimated impairments of $393,000 and $1.0 million, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at September 30, 2009 and December 31, 2008.

The largest of the additional loans included in impaired loans at September 30, 2009 was a commercial real estate loan for $2.1 million.

The following table reflects loan balances considered to be impaired by asset type at September 30, 2009 and December 31, 2008.

(in thousands)	September 30, 2009	December 31, 2008
Residential real estate	$ 658	$ 66
Commercial real estate	5,014	2,612
Land	1,474	5,898
Construction - residential	180	180
Construction – commercial	209	250
Consumer	264	15
Commercial business	907	1,664
Total impaired loans	$8,706	$ 10,685

At September 30, 2009, 60% of impaired loans totaling $5.2 million included loans to four borrowers. Loans to one of these borrowers was for a residential land development project affected by the downturn in the housing market for properties located outside of Alaska.  Additional information regarding these four borrowers, by market area as of September 30, 2009 is provided in the following table:

			Loan Balance September 30, 2009
Loan Type	Description	Market Area	(in thousands)
Land	Residential land development project	Oregon	1,361
Commercial Real Estate	Commercial Real Estate	Idaho	2,115
Commercial Real Estate	Commercial Real Estate	Alaska	849
Commercial Real Estate	Commercial Real Estate	Alaska	876
Total – Impaired Loans of top four largest borrowers			$ 5,201

The Bank had $2.6 million of other real estate owned and repossessed assets at September 30, 2009 and had $408,000 of other real estate owned and repossessed assets at December 31, 2008.

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

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q/A, cash and cash equivalents decreased $2.2 million to $7.2 million as of September 30, 2009, from $9.4 million as of December 31, 2008.  Net cash provided by operating activities was $1.6 million for the first three quarters of 2009.  Net cash of $4.7 million provided by investing activities during the first three quarters of 2009 consisted principally of a net decrease in loan originations, net of principal pay downs.  The $8.5 million of cash used in financing activities during the first three quarters of 2009 primarily consisted of a $9.8 million net decrease in deposits, offset by $4.8 million proceeds from issuance of preferred stock and common stock warrants.

At September 30, 2009, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary.  The Bank exceeded all of its regulatory capital requirements at September 30, 2009.  See Note 4 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2009.

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

Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of September 30, 2009.

As a result of the restatement of our financial statements as discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements a re-evaluation was performed as of September 30, 2009 under the supervision and with the participation of the registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were not effective as of September 30, 2009, to ensure that information required to be disclosed in the reports the registrant files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required due to a material weakness in our internal control over financial reporting.

Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk and fair value of certain collateral dependent credits in the loan portfolio to reflect changes in the economic environment.

The Company has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 in this Form-10Q/A as discussed in Note 2 to those financial statements.  The Company believes that the condensed consolidated financial statements included in this Form-10Q/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows to the periods presented.

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

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	an increase in loan delinquencies problem assets and foreclosures;

•	the slowing of sales of foreclosed assets;

•	a decline in demand for our products and services;

•	a continuing decline in the value of collateral for loans may in turn reduce customers’ borrowing power, and the value of assets and collateral associated with existing loans; and

•	a decrease in the amount of our low cost or non-interest bearing deposits.

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

Alaska Pacific Bancshares, Inc.

January 19, 2010	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

January 19, 2010	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33