Form 10-K
period 2009-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2010-03-30
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to _________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]       NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [ X  ]       NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of March 1, 2010, there were 655,415 issued and 654,486 outstanding shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the Common Stock on June 30, 2009, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was  $2.1 million (512,035 shares at $4.05 per share). For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K in response to Part III.

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us and our bank subsidiary by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Memorandum of Understanding entered into with the Office of Thrift Supervision, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “we”, “our” or “us” refer to Alaska Pacific Bancshares, Inc. and our consolidated subsidiary, Alaska Pacific Bank.

Available Information

Alaska Pacific Bancshares, Inc. posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.alaskapacificbank.com.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). All of Alaska Pacific Bancshares, Inc’s SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  Business

General

            Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999. At December 31, 2009, the Company had total assets of $178.3 million, total deposits of $148.2 million and stockholders’ equity of $18.7 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

            Alaska Pacific was founded as “Alaska Federal Savings and Loan Association of Juneau” in 1935 and changed its name to “Alaska Federal Savings Bank” in October 1993. In connection with the Conversion, Alaska Pacific changed its name from “Alaska Federal Savings Bank” to its current title. The Bank, as a federally-chartered savings institution, is regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the FDIC. The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

            Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Bank’s business consists primarily of attracting retail deposits from the general public and using those funds to originate one-to-four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial real estate loans.

Participation in the U.S. Treasury’s Capital Purchase Program

On February 9, 2009, we received $4.8 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program. We issued $4.8 million in senior preferred stock, with a related warrant to purchase up to $717,150 in common stock, to the U.S. Treasury. The warrant provides the Treasury the option to purchase up to 175,772 shares of the Company’s common stock at a price of $4.08 per share at any time during the next ten years. The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company. The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury. A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa. The additional capital enhances our capacity to support the communities we serve through expanded lending activities and economic development. This capital will also add flexibility in considering strategic opportunities that may be available to us as the financial services industry continues to consolidate.

Memorandum of Understanding

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

In connection with the MOU, the Company’s Board of Directors has executed two resolutions to assure the OTS that the Company is committed to supporting the Bank should it be necessary, and that the Company would comply with the restrictions in the Bank’s MOU.  See Item 1A, “Risk Factors -- Risks Related to our Business -- We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

Market Area

Alaska Pacific’s primary markets are in the communities of Juneau, Ketchikan and Sitka, but serve the entire region of southeast Alaska considered to span the 500 miles from Yakutat in the north to Prince of Wales Island to the south. The region encompasses approximately 35,000 square miles of land distributed amongst the islands and coastline of the Alaska Panhandle. Southeast Alaska is home to approximately 69,000 residents in 14 communities, a number that, with the exception of Juneau, Ketchikan and Sitka, has shown slow but steady decline over the past nine years. While the region shares similar economic characteristics, there is some diversity and unique industries around the region.

Southeast Alaska has historically been relatively immune from the direct impact of economic problems in the “lower 48.” The region has demonstrated its stability over time missing the “booms” and avoiding the “busts” without significant swings. The region has remained relatively insulated from the deep recession experienced by many other parts of the country but has been an impact on the region. According to the State of Alaska Department of Labor, there were about 750 jobs lost in the region during 2009. The region has experienced a measurable slow down in commercial and consumer loan activity. While there has been some downward adjustment in residential real estate values, for the most part the market has remained relatively stable. Most adjustments over the past two years were directly related to small adjustments in each local market based on supply, demand and interest rates.

While avoiding most economic instability, the notable exception is tourism, with a focus in the Southeast Alaska region on cruise ship visitors. Clearly the patterns and expenditures on travel have been felt throughout the industry, and the number of cruise ships and related visitors dedicated to the various ports-of-call throughout the region are being monitored closely. Total ship visitors to the region are expected to decline. It appears that businesses engaged in this segment of the economy are making appropriate adjustments to respond to anticipated declines; and in turn municipalities can anticipate lower sales tax revenue. There are, however, two major projects in our region that we currently anticipate will have a material positive impact on the region’s employment. The Kensington Gold Mine in Juneau, and the Ketchikan Shipyard in Ketchikan, will collectively create more than 400 new, high paying jobs in the region, already giving rise to an assessment of available housing in both communities.

Alaska Pacific’s administrative headquarters and largest banking office, one full service branch and the Bank’s mortgage operation, are located in Juneau which has a population as of 2008 of 30,427. The population showed a 1% increase between 2007 and 2008. Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining. Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy. According to the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal agencies, followed by Bartlett Regional Hospital and the University of Alaska. In terms of employment and total payroll between private and government in 2008, the private sector employed an annual average of 10,658 employees with annual wages of $373 million while government employed an annual average of 7,324 with annual wages of  $352 million. Unemployment in Juneau increased from 6.0% to 6.5% from December 2008 to December 2009, reflecting an increasing trend seen statewide. (Source: State of Alaska Department of Labor)

            Two full service offices of Alaska Pacific are located in Ketchikan (population approximately 12,993 estimated as of July 2008 by the Alaska Department of Labor). Ketchikan is an industrial center and a major port of entry in Southeast Alaska with a diverse economy. A large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism are Ketchikan’s main economic support. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Pulp Mill and the federal government.

            One full service office of Alaska Pacific is located in Sitka (population approximately 8,615 estimated as of July 2008 by the Alaska Department of Labor), located on the west coast of Baranof Island fronting the Pacific Ocean, on Sitka Sound. The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, retail and health care services. The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital. Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

Lending Activities

            General. At December 31, 2009, Alaska Pacific’s loan portfolio (excluding loans held for sale) amounted to $158.1 million, or 89% of total assets at that date. Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans. Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis. The following table sets forth the composition of Alaska Pacific’s loan portfolio (excluding loans held for sale) as of the dates indicated.

(dollars in thousands) December 31,	2009		2008
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One-to-four-family	$33,787	21.37%	$38,875	23.01%
Multifamily	1,736	1.10	2,575	1.52
Commercial nonresidential	64,453	40.77	56,019	33.15
Total permanent	99,976	63.24	97,469	57.68
Land	9,697	6.13	13,360	7.91
Construction:
One-to-four-family	3,050	1.93	4,179	2.47
Commercial nonresidential	2,637	1.67	5,064	3.00
Total construction	5,687	3.60	9,243	5.47
Commercial business	19,856	12.56	24,429	14.46
Consumer:
Home equity	16,522	10.45	18,661	11.04
Boat	4,287	2.71	4,060	2.40
Automobile	1,269	0.80	998	0.59
Other	814	0.51	762	0.45
Total consumer	22,892	14.47	24,481	14.48
Total loans	158,108	100.00%	168,982	100.00%
Less:
Allowance for loan losses	1,786		2,688
Loans, net	$156,322		$166,294

            One-to-four-family Real Estate Lending. Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area. At December 31, 2009, $33.8 million, or 21.4%, of Alaska Pacific’s total loan portfolio consisted of these loans. Alaska Pacific originated $47.6 million and $38.2 million of one-to-four-family residential mortgage loans during the years ended December 31, 2009 and 2008, respectively.

            Generally, Alaska Pacific’s fixed-rate one-to-four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permits them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Alaska Housing Finance Corporation (“AHFC”), a state agency that provides affordable housing programs. Alaska Pacific’s fixed-rate loans customarily include “due on sale” clauses, which gives the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2009, $3.5 million, or 10.7%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans. Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

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

            Land Lending. Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence. These loans generally have terms of up to twelve years and can be either fixed-rate or floating rate loans.  Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually. At December 31, 2009 and 2008, land loans amounted to $9.7 million and $13.4 million, respectively. The decrease in land loans was primarily attributable to the charge off of $3.0 million of land loans during 2009.

            Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, Alaska Pacific may be confronted with a property value that is insufficient to assure full repayment of the loan.

            Construction Lending. At December 31, 2009, construction loans amounted to $5.7 million, or 3.6% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area. This compares with $9.2 million, or 5.5% of the total loan portfolio at December 31, 2008. The decrease is attributable to a decline in demand for construction loans, both residential and commercial.

At December 31, 2009, $5.7 million of our construction loan portfolio consisted of loans requiring interest only payments of which $2.5 million or 44% of the total construction loans were relying on the interest reserve to make this payment. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

Construction loans are made for maximum terms of nine to 18 months. Construction loans are made at fixed or adjustable rates with interest payable monthly. Alaska Pacific originates construction loans to individuals who have a contract with a builder for the construction of their residence. Alaska Pacific typically requires that permanent financing with Alaska Pacific or some other lender be in place prior to closing any construction loan to an individual. Alaska Pacific generally underwrites these loans, which typically convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term, according to the underwriting standards for a permanent loan.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders. One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million. At December 31, 2009, the largest construction loan was approximately $1.9 million for a multi-use real estate project located in Alaska, which was performing in accordance with its terms.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties. These loans generally range in size from $100,000 to $2.5 million and at December 31, 2009 the largest loan totaled $2.7 million and was performing in accordance with its terms. At December 31, 2009, Alaska Pacific had $1.7 million of multifamily residential and $64.5 million of commercial real estate loans, or 1.1% and 40.8%, respectively, of the total loan portfolio at this date. Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and an adjustment rate equal to the prime rate plus a negotiated margin of 1% to 3%. In addition, many of these loans have interest rate floors ranging from 5.75% to 6.25%. Alaska Pacific is increasingly using interest rate floors in the current low interest rate environment to protect or enhance yield. While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Oregon, Utah, Colorado, California, and Idaho.

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

Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $74.0 million at December 31, 2009.

            Commercial Business Lending. At December 31, 2009, commercial business loans amounted to $19.9 million, or 12.6% of total loans. Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $36 million at December 31, 2009.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area. Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with operating lines of credit made for one year or less renewed annually at an interest rate based on the prime rate, usually adding a margin of between one half and three percentage points. Such loans generally are originated in principal amounts between $100,000 and $1 million. At December 31, 2009, the largest commercial business loan for $2.0 million was secured by equipment and inventory and was performing in accordance with terms.

            Alaska Pacific originates guaranteed loans through the Small Business Administration, the U.S. Department of Agriculture and the Alaska Industrial Development and Export Authority. Alaska Pacific has also worked with local municipal agencies, such as the Juneau Economic Development Council and the cities of Sitka and Ketchikan in exploring participation or guaranty programs in each of these cities. Generally in these programs, Alaska Pacific receives guarantees of between 75% and 90% of the loan amount. In addition, Alaska Pacific has retained portions of commercial business loans originated through participation programs with economic development agencies such as the Alaska Industrial Development and Export Authority, often retaining portions of as little as 10%.

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

            Consumer Lending. At December 31, 2009, consumer loans totaled $22.9 million, or 14.5% of total loans.  Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans. In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences. At December 31, 2009, home equity loans totaled $16.5 million, or 10.5% of the total loan portfolio, compared to $18.7 million, or 11.0% of the total loan portfolio at December 31, 2008. Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment including the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest. Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores. Recently, with the slowdown in price appreciation or actual declines in values, homeowner’s equity in some high loan to value (LTV) home equity loans may have declined. However, Alaska has not experienced the rapid declines in home prices experienced by many parts of the country where home prices rose much faster.

            At December 31, 2009, consumer boat loans amounted to $4.3 million, or 2.7%, of the total loan portfolio compared to $4.1 million, or 2.4% of the total loan portfolio at December 31, 2008. Alaska Pacific offers boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats. Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate. Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on the borrower’s credit score.

            At December 31, 2009, automobile loans amounted to $1.3 million, or 0.8%, of the total loan portfolio compared to $998,000, or 0.6% of the total loan portfolio at December 31, 2008. Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals. These loans amounted to $814,000, or 0.5%, of total loans at December 31, 2009, compared to $762,000, or 0.5% of total loans at December 31, 2008.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year
(in thousands) December 31, 2009	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One-to-four- family	$ 886	$ 751	$452	$ 5,855	$25,843	$33,787	$29,840	$ 3,061
Multifamily	-	-	-	693	1043	1,736	693	1,043
Commercial nonresidential	415	3,154	4,013	5,911	50,960	64,453	3,540	60,498
Land	2,566	4,133	1,641	607	750	9,697	2,222	4,909
Construction:
One-to-four- family	2,654	396	-	-	-	3,050	-	396
Commercial nonresidential	2,408	229	-	-	-	2,637	-	229
Commercial business	4,362	2,517	2,009	5,149	5,819	19,856	1,688	13,806
Consumer:
Home equity	71	270	583	3,631	11,967	16,522	11,938	4,513
Boat	1	98	199	1,264	2,725	4,287	3,761	525
Automobile	19	279	484	487	-	1,269	1,250	-
Other	73	78	112	47	504	814	448	294
Net Loans	$13,455	$11,905	$9,493	$23,644	$99,611	$158,108	$55,379	$89,274

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

            Alaska Pacific has an automated underwriting system for consumer loans, enabling expedited approval of consumer loans at any branch location. This system also enables processing of online loan applications from customers. In addition, Alaska Pacific has a system for online loan applications for mortgage loans.

            Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2009, the loans-to-one-borrower limitation for Alaska Pacific was $2.9 million, and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency or approved prior to December 31, 2009, at a time when the Bank's legal lending limit was higher.

            Loan Originations, Sales and Purchases. Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, commercial real estate, multi-family and consumer loans.

    Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs. Correspondent lending involves the sale of one-to-four-family mortgages to private (non-government sponsored enterprises or GSE) institutional investors, usually with servicing rights released. By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance. At December 31, 2009, Alaska Pacific’s servicing portfolio was $119.6 million. For the year ended December 31, 2009, loan servicing fees totaled $295,000 before amortization of servicing rights.

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

             In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors. Alaska Pacific is able to invest these funds but is not required to pay interest on them. At December 31, 2009, these escrow balances totaled $751,000.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2009	2008
Loans originated:
Real estate:
Permanent:
One-to-four-family	$47,598	$38,167
Multifamily	-	880
Commercial nonresidential	10,551	29,642
Land	874	1,304
Construction:
One-to-four-family	4,203	1,598
Multifamily	1,505	-
Commercial nonresidential	851	1,490
Commercial business	11,439	14,743
Consumer:
Home equity	2,430	4,187
Boat	1,238	971
Automobile	719	435
Other	2,697	3,523
Total loans originated	84,105	96,940
Loans purchased	647	893
Loans sold	(39,309)	(17,713)
Foreclosed loans	(3,508)	(742)
Principal repayments and other changes	(55,340)	(76,236)
Net increase (decrease) in loans and loans held for sale	$ (13,405)	$ 3,142

The increase in loans sold relates to an increase in one-to-four-family loans sold primarily to Freddie Mac without recourse.

A portion of Alaska Pacific’s originations in 2009 and 2008 represent refinancing of loans originally made by Alaska Pacific and other lenders.

                Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2009, Alaska Pacific had $15.0 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans. For additional information on loan commitments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

                Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.”  Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan. The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment. Alaska Pacific had $567,000 of net deferred loan fees at December 31, 2009.

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

(dollars in thousands) December 31,	2009	2008
Loans accounted for on a nonaccrual basis:
Consumer	$ 78	$ 22
Commercial business	236	410
Real Estate	2,541	5,639
Total	2,855	6,071
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	2,855	6,071

Repossessed assets	2,598	408
Total nonperforming assets	$ 5,453	$ 6,479

Nonaccrual and 90 days or more past due loans as a percentage of loans	1.81%	3.59%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	1.60%	3.18%

Nonperforming assets as a percentage of total assets	3.06%	3.39%

As of December 31, 2009 and 2008, approximately $789,000 and $665,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

            Other Real Estate Owned and Repossessed Assets. Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold. When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value. Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2009, Alaska Pacific held repossessed assets of $2.6 million, which consisted of other real estate owned and repossessed consumer assets.

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

            At December 31, 2009 and 2008, the aggregate amounts of Alaska Pacific’s classified, special mention and repossessed assets (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2009	2008
Doubtful	$450	$1,055
Substandard assets	4,892	6,936
Special mention	3,623	1,865
Other real estate owned and repossessed assets	2,598	408
Total classified loans and repossessed assets	$11,563	$10,364

At December 31, 2009 total classified loans totaled $5.3 million compared to $8.0 million at December 31, 2008.

Impaired Loans. Loans with balances totaling $5.3 million at December 31, 2009 and $10.7 million at December 31, 2008 were considered to be impaired. The $5.4 million decrease in impaired loans consisted of loans no longer classified as impaired or charged off offset with additional loans. The total number of impaired loans was 15 and 23 as of December 31, 2009 and 2008, respectively. Total estimated impairments of $514,000 and $875,000, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at December 31, 2009 and 2008.

The following table reflects loan balances considered to be impaired by asset type at December 31, 2009 and 2008.

(in thousands) December 31,	2009	2008
Residential real estate	$ 541	$ 66
Commercial real estate	909	2,612
Land	3,263	5,898
Construction - residential	180	180
Construction - commercial	209	250
Consumer	212	15
Commercial business	28	1,664
Total impaired loans	$5,342	$ 10,685

At December 31, 2009, 77% of classified loans totaling $4.1 million included loans to three borrowers. Loans to one of these borrowers were for a residential land development project affected by the downturn in the housing market located outside of Alaska. Additional information regarding these three borrowers, by market area as of December 31, 2009 is provided in the following table:

			December 31, 2009
Loan Type	Description	Market Area	(in thousands)
Land	Residential land development project	Washington	$1,321
Land	Commercial land	Alaska	1,942
Commercial Real Estate	Commercial real estate	Alaska	845
Total –Impaired loans of three largest credit relationships			$4,108

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual loan category. At December 31, 2009, Alaska Pacific had $3.6 million of loans that were identified as potential problems consisting primarily of permanent commercial non-residential loans secured by real estate located outside of Alaska.

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

•
All loans classified during the previous analysis. Current information as to payment history or actions taken to correct the deficiency are reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

•	Growth and composition of the portfolio. The Committee considers changes in composition of loan portfolio and the relative risk of these loan portfolios in assessing the adequacy of the allowance.

·	Historical loan losses. The Committee reviews Alaska Pacific’s historical loan losses and historical industry losses in considering losses inherent in the loan portfolio.

•
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

•
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

•
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

•
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

•
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

•
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

•
Commercial Real Estate - As with multifamily loans, the classification of commercial real estate loans closely corresponds to economic conditions which will limit the income potential and marketability of the property, resulting in higher risk than a loan secured by a single-family residence.

•
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

•
Commercial Business Loans - These types of loans carry the highest degree of risk, relying on the ongoing success of the business to repay the loan. Collateral for commercial credits is often difficult to secure, and even more difficult to liquidate in the event of a default.

•
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

            The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of December 31, 2009. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2009	2008
Allowance at beginning of period	$2,688	$1,783
Provision for loan losses	2,947	5,034
Charge-offs:
Real estate	(3,090)	(2,853)
Commercial business	(760)	(1,319)
Consumer:
Boat	(25)	-
Other	-	(10)
Total charge-offs	(3,875)	(4,182)
Recoveries:
Commercial business	26	49
Consumer:
Home Equity	-	2
Automobile	-	2
Total recoveries	26	53
Net charge-offs	(3,849)	(4,129)
Balance at end of period	$1,786	$2,688

Allowance for loan losses as a percentage of loans outstanding at the end of the period	1.13%	1.59%

Net charge-offs as a percentage of average loans outstanding during the period	2.32%	2.36%

Allowance for loan losses as a percentage of nonperforming loans at end of period	62.56%	41.49%

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,	2009			2008
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One-to-four-family	$ 56	0.16%	21.40%	$ 23	0.06%	23.01%
Multifamily	13	0.75	1.10	7	0.27	1.52
Commercial non-residential	444	0.69	40.78	899	1.60	33.15
Land	56	0.57	6.14	409	3.06	7.91
Construction:
One-to-four-family	144	4.66	1.95	5	0.12	2.47
Multifamily	-	-	-	-	-	-
Commercial nonresidential	236	8.82	1.69	256	5.06	3.00
Commercial	615	3.09	12.53	1,049	4.29	14.46
Consumer:
Home equity	114	0.69	10.40	15	0.08	11.04
Boat	87	2.03	2.70	23	0.57	2.40
Automobile	2	0.16	0.80	1	0.10	0.59
Other	19	2.34	0.51	1	0.13	0.45
Total allowance for loan losses	$1,786	1.13%	100.00%	$2,688	1.59%	100.00%

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

            Investment securities provide liquidity for funding loan originations and deposit withdrawals and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Regulation” herein.

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

            The following table sets forth the composition of Alaska Pacific’s investment and mortgage-backed securities portfolios at the dates indicated.

December 31,	2009			2008
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$1,930	$1,890	74.5%	$2,394	$2,405	74.4%
Freddie Mac	254	263	10.4%	364	376	11.6
Ginnie Mae	330	292	11.5%	387	353	11.0
U.S. agencies and corporations:
Small Business Administration pools	92	91	3.6%	98	99	3.0
Total investment securities available for sale	$2,606	$2,536	100.0%	$3,243	$3,233	100.0%

    While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2009 and 2008, to allow flexibility in managing the portfolio.

            At December 31, 2009, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $92,000 and the portfolio of mortgage-backed securities had an estimated fair value of $2.5 million.

            At December 31, 2009, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $2.4 million. The mortgage-backed securities portfolio had coupon rates ranging from 2.5% to 9.0% and had a weighted average yield of 4.6% at December 31, 2009.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment and mortgage-backed securities at December 31, 2009.

(dollars in thousands) as of December 31, 2009	Amortized Cost	Weighted Average Yield	Weighted Average Maturity (Yrs)
Mortgage Backed Securities	$2,445	4.56%	8.32
US Agency	91	3.98%	9.42

            Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle. The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances.  The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2009. The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years. The yield on the FHLB of Seattle stock is normally paid through stock dividends that are subject to the discretion of the board of directors of the FHLB of Seattle. However, the FHLB of Seattle suspended the payment of dividends during the fourth quarter of 2004 until the third quarter of 2006. The FHLB of Seattle resumed the payment of dividends in the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend. In 2007, the FHLB of Seattle paid a cumulative $0.60 per share cash dividend with Alaska Pacific receiving $12,000 in dividends.

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

Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2009.

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

                Deposit Accounts. Alaska Pacific attracts deposits from within its primary market area through the offering of a broad selection of deposits as set forth in the following table. In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns. Alaska Pacific’s deposit mix and pricing is generally reviewed weekly. Deposits from municipalities and other public entities were $4.8 million at December 31, 2009.

            Alaska Pacific had $1.7 million of brokered deposits at December 31, 2009 issued through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits. As a result, Alaska Pacific utilizes these deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation, as the sole stockholder of the Bank. Substantially all of the Bank’s depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2009.

Weighted Average Interest Rate	Original Term	Category	Amount (in thou- sands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$27,416	$ 100	18.50%
0.11	N/A	Interest-bearing demand	32,474	100	21.91
0.43	N/A	Money market deposit accounts	28,982	100	19.55
0.15	N/A	Savings accounts	19,170	100	12.93

		Certificates of Deposit
0.24	Seven days	Fixed-rate	302	2,000	0.20
0.20	One month	Fixed-rate	11	2,000	0.01
0.40	Two months	Fixed-rate	96	2,000	0.07
0.56	Three months	Fixed-rate	2,254	2,000	1.52
0.82	Six months	Fixed-rate	3,722	2,000	2.51
1.34	Nine months	Fixed-rate	1,185	2,000	0.80
1.68	One year	Fixed-rate	9,091	2,000	6.13
2.00	15 months	Fixed-rate	3,055	2,000	2.06
2.94	18 months	Fixed-rate	5,961	2,000	4.02
2.82	Two years	Fixed-rate	2,355	2,000	1.59
3.02	Three years	Fixed-rate	499	2,000	0.34
3.89	Four years	Fixed-rate	240	2,000	0.16
3.95	Five years	Fixed-rate	2,669	2,000	1.80
1.04	Various specials	Fixed-rate	748	5,000	0.51
2.32	Gold minor one year	Fixed-rate	1,958	500	1.32
8.00	Deferred Comp one year	Fixed-rate	1,223	2,000	0.83
2.39 1.00	CDARS - various One year	Fixed-rate Variable-rate	1,705 1,157	2,000 2,000	1.15 0.78
1.74	2-1/2 years	Variable-rate	1,944	2,000	1.31
0.74%		TOTAL	$148,217		100.00%

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2009			2008
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$27,416	18.50%	$ 1,709	$ 25,707	15.85%
Interest-bearing demand accounts	32,474	21.91	1,432	31,042	19.14
Money market deposit accounts	28,982	19.55	(4,090)	33,072	20.39
Savings accounts	19,170	12.93	1,634	17,536	10.81
Fixed-rate certificates which mature:
Within 1 year	20,590	13.90	(22,237)	42,827	24.62
After 1 year, but within 2 years	11,371	7.67	5,457	5,914	2.48
After 2 years, but within 5 years	3,408	2.30	320	3,088	2.62
Variable-rate certificates which mature:
Within 1 year	2,862	1.93	1,060	1,802	1.34
After 1 year, but within 2 years	-	-	(625)	625	0.55
After 2 years, but within 5 years	1,944	1.31	1,382	562	0.33
Total	$148,217	100.00%	$(13,958)	$162,175	100.00%

Time Deposits Maturities and Weighted Average Rates

            The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2009.

(In thousands) Year ending December 31,		Weighted Average Interest Rate
2010	$23,452	1.82%
2011	11,371	3.15%
2012	2,443	2.50%
2013	240	3.23%
2014 and thereafter	2,669	2.20%
	$40,175

Deposit Activities and Other Sources of Funds

            The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2009	2008
Beginning balance	$162,175	$149,367

Net deposits before interest credited	(15,327)	10,223
Interest credited	1,369	2,585
Net increase (decrease) in deposits	(13,958)	12,808

Ending balance	$148,217	$162,175

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2009, Alaska Pacific had a borrowing capacity of approximately $44.8 million with the FHLB of Seattle, of which $35.0 million was unused compared with $47.7 million and $20.4 million, respectively, at December 31, 2008. At December 31, 2009, Alaska Pacific had $9.8 million outstanding on the line of credit.

            The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2009	2008
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$23,624	$23,681
Average outstanding during the year	12,156	14,611
Balance outstanding at end of year	9,834	10,320

Approximate weighted average rate paid:
Average during the year	4.06%	5.00%
At end of year	3.05	5.63

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

    The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of  $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2009, the Bank's lending limit under this restriction was $2.9 million and, at that date, the Bank had no loans to one borrower exceeding this amount except where guaranteed by a government agency or approved prior to December 31, 2009 at a time when the Bank's legal lending limit was higher.

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

            All savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries. The Bank’s OTS assessment for the year ended December 31, 2009 was $107,000.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 2009, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended during the fourth quarter of 2004 until the third quarter of 2006. The FHLB of Seattle resumed the payment of dividends in the fourth quarter of 2006, with the announcement of a $0.10 per share cash dividend. In 2007, the FHLB of Seattle paid a cumulative $0.60 per share cash dividend with Alaska Pacific receiving $12,000 in dividends.

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

    Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank’s deposits, the FDIC has supervisory and enforcement authority over Alaska Pacific.

    The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for one of four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by three basis points effective January 1, 2011.

    In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

    As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. Alaska Pacific prepaid $1.3 million in FDIC assessments during the fourth quarter of 2009 and the balance of the prepaid assessment was $1.2 million at December 31, 2009.

    The FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

    Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2009, Alaska Pacific incurred $16,000 in FICO assessments.

    The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the deposit insurance of Alaska Pacific.

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2009, the Bank had tangible capital of $17.2 million, or 9.70% of adjusted total assets, which is $14.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At December 31, 2009, the Bank had core capital equal to $17.2 million, or 9.70% of adjusted total assets, which is $10.1 million above the minimum requirement of 4% in effect on that date.

            The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At December 31, 2009, the Bank had Tier 1 risk-based capital of $18.5 million, or 12.84% of risk-weighted assets, which is $7.0 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

            On December 31, 2009, the Bank had total risk-based capital of $18.5 million and risk-weighted assets of $144.0 million, or total capital of 12.84% of risk-weighted assets. This amount was $7.0 million above the 8% requirement in effect on that date.

    The Bank currently is operating under the restrictions imposed by an MOU issued by the OTS on January 7, 2009.  Among other restrictions, the MOU requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; and (b) remain in compliance with the minimum capital ratios contained in the business plan. As of December 31, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 9.70% (1.70% over the new required minimum) and Risk-Based Capital Ratio was 12.84%, (0.84% over the new required minimum). Management believes that the Bank is currently in compliance with the terms of the MOU. For further information regarding the MOU, see Item 1A, “Risk Factors -- Risks Related to our Business -- We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

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

    Emergency Economic Stabilization Act of 2008. In October 2008, the EESA was enacted. The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program (“CPP”), the Treasury may purchase debt or equity securities from participating institutions. The TARP also allows direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company completed its TARP CPP transaction in the first quarter of fiscal 2009, receiving $4.8 million in funding on February 6, 2009. For additional information regarding the TARP CPP transaction, see “Participation in the U.S. Treasury Capital Purchase Program.”

    EESA also included additional provisions directed at bolstering the economy, which we were able to participate in, such as the temporary increase in FDIC insurance coverage of deposit accounts, which increased from $100,000 to $250,000 through December 31, 2013.

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

    Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established as Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).  Eligible entities generally are participants unless they exercised opt out rights on or before December 5, 2008.

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

    For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. Other NOW accounts and money market deposit accounts are not covered. TAGP coverage lasts until December 31, 2009 and, unless the participant has opted out of the extension period, during the extension period of January 1, 2010 through June 30, 2010. Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009. During the extension period, such fees are 15 basis points for institutions in Risk Category I, 20 basis points for those in Risk Category II and 25 basis points for those in Risk Categories III and IV (Risk Categories are those assigned for deposit insurance purposes). The Bank participates in the TAGP.

    The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. The ARRA is intended to revive the U.S. economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes. For additional information regarding the effects of the ARRA on the Company’s senior executive officers as a result of the Company’s participation in TARP, see “Risk Factors – Risks Related to our Business—Risks specific to our participation in TARP.”

    Qualified Thrift Lender Test. All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2009, the Bank met the test, with a ratio of 71.82%.

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

    Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Alaska Pacific, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Company in accordance with this general authority; however, it must also comply with the MOU and provide notice to, and obtain a non-objection from, the OTS prior to declaring a dividend.

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

    Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2009, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

    In connection with the MOU, the Company’s Board of Directors executed two resolutions to assure the OTS that the Company is committed to supporting the Bank should it be necessary, and that the Company would comply with the restrictions in the Bank’s MOU. See Item 1A, “Risk Factors -- Risks Related to our Business --We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

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

    Dividend Payments and Common Stock Repurchases. As an Alaska corporation, the Company is subject to restrictions on the payment of dividends under Alaska law. In addition, as a savings and loan holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. The Company is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. See “—Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Item 1A, “Risk Factors - Risks Related to our Business -- There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.”

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

Audits

            The Company’s income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Subsidiary Activities

            As of December 31, 2009, Alaska Pacific did not own any active subsidiaries.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at December 31,	Position
Name	2009	Company	Bank
Craig E. Dahl	60	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	38	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	62	--	Senior Vice President and
			Chief Credit Officer

Christopher P. Bourque	58	--	Senior Vice President and
			Chief Operating Officer

Leslie Dahl	50	--	Senior Vice President and
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

            Julie M. Pierce joined the Bank in September 2007. Ms. Pierce previously held the positions of Assistant State and State Comptroller for the State of Alaska from 2005 until 2007, Director of Finance for Sealaska Heritage Institute from 2004 until 2005, and Chief Financial Officer for True North Federal Credit Union from 1999 until 2004.

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

Personnel

            As of December 31, 2009, the Bank had 62 full-time and four part-time employees, none of whom are represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

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

            Alaska Pacific’s market share is approximately 12.0% of deposits in Southeast Alaska, however, this calculation does not include deposits held by credit unions. If state-wide credit unions were included in this calculation as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less. Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 49.8%. Wells Fargo acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells Fargo, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

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

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s   business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets.  An independent loan review was conducted in March 2009. As of December 31, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 9.70% (1.70% over the new required minimum) and Risk-Based Capital Ratio was 12.84%, (0.84% more than the new required minimum). While we believe we are currently in compliance with the terms of the MOU, if we fail to comply with these terms, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

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

Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States outside of our primary area of Southeast Alaska, including areas where the Bank has participation loans, specifically in the States of Washington, Oregon, Idaho, California and Colorado. We provide banking and financial services to customers located in our primary market of Southeast Alaska, which up to this point in time and based upon its geographic location and diverse resource-based economy has not experienced the serious problems as those of markets in the lower-48 states. If there were to be a further decline of the economic conditions in our primary market, this could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Although our provision for loan losses decreased during the year ended December 31, 2009, we may be required to make further increases as a result of any further decline in the economy. The decrease in the provision for loan losses reflected the decrease in our non performing loans and assets during 2009. In comparison, during the year ended December 31, 2008, we experienced increasing loan delinquencies and credit losses and we substantially increased our provision for loan losses, which adversely affected our results of operations. With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than a weakness in the overall economy of our primary market area. In addition, our portfolio is concentrated in construction and land loans and commercial and multifamily loans, all of which have a higher risk of loss than residential mortgage loans. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy is focused on the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

At December 31, 2009, we had $1.7 million of multifamily residential and $64.5 million of commercial real estate loans, representing 1.1% and 40.8%, respectively, of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.

A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $64.5 million balance in commercial real estate loans at December 31, 2009 represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2009, we had $19.9 million or 12.6% of total loans in commercial business loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2009, $33.8 million, or 21.4% of our total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in the housing market and the economy and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated upon purchase a first mortgage with an 80% loan-to-value ratio, have originated a home equity loan with a combined loan-to-value ratio of up to 90% or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

We may have continuing losses and continuing variation in our quarterly results.

We had net losses of $2.2 million for the year ended December 31, 2009 and $2.3 million for the year ended December 31, 2008. These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses. We may continue to experience further losses as a result of these factors.  In addition, several factors affecting our business can cause significant variations in our quarterly results of operations. In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rates of originated or purchased loans, changes in our provision for loan losses and non-performing assets can result in significant increases or decreases in our revenues from quarter to quarter.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;

•	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 1.13% of total loans held for investment and 62.6% of nonperforming loans at December 31, 2009. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as other real estate owned (“OREO”), and at certain other times during the assets holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our net book value  in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in our primary market area of Southeast Alaska where our loans are concentrated or adverse regulatory action against us.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. In addition, the Bank may not incur additional debt without the prior written non-objective of the OTS. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition and liquidity, results of operations and prospects.

There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.

As an Alaska corporation, under Alaska law we are subject to restrictions on the payment of dividends. In addition, as a savings and loan holding company, Alaska Pacific’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. Alaska Pacific is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, Alaska Pacific is and will be dependent upon dividends from Alaska Pacific Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. Alaska Pacific Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to Alaska Pacific, it may not be able to pay its obligations or pay dividends on Alaska Pacific’s common stock. See “Regulation - Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Note 3 of the Notes to Consolidated Financial Statements. Also, Alaska Pacific’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Alaska Pacific is also subject to certain regulatory restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock. See “Regulation - Regulation and Supervision of the Company - Dividend Payments and Common Stock Repurchases” above. In addition, the securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.

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

At December 31, 2009, we owned $1.8 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for fiscal the year ended December 31, 2009 was $387,000, including the special assessment of $84,000 paid at the end of September 2009. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

The loss of key members of our senior management team could adversely affect our business.

We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. In addition, the American Recovery and Reinvestment Act has imposed significant limitations on executive compensation for recipients, such as us, of funds under the TARP Capital Purchase Program, which may make it more difficult for us to retain and recruit key personnel.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2009.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$72,538
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	30,683
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	14,665
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	7,001
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	23,330
Sitka, Alaska 99835

Alaska Pacific Mortgage (5)

2092 Jordan Avenue, Suite 595	2003	2,500	Non-depository
Juneau, Alaska 99801
_____________
(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in February 2013, with option to renew for five-year term.
(3)	Lease expires in November 2010, with two 6-month options to renew.
(4)	Lease expires in December 2013, with option to renew for five-year term.
(5)	Lease expires in October 2013

            Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah. At December 31, 2009, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $2.8 million.

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

Item 4.  [Reserved]

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

            The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.”  As of December 31, 2009, there were approximately 367 stockholders of record and 654,486 shares outstanding. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the institution’s mutual-to-stock conversion.

The Bank is restricted by the amount of dividends it may pay to the Company. It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. Based on this calculation, at December 31, 2009, none of the Bank’s retained earnings were available for dividends to the Company. However, payment of dividends may be further restricted by the OTS if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

The Bank currently is operating under the restrictions imposed by an MOU issued by the OTS on January 7, 2009.  Among other restrictions, the MOU requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; and (b) remain in compliance with the minimum capital ratios contained in the business plan. As of December 31, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 9.70% (1.70% over the new required minimum) and Risk-Based Capital Ratio was 12.84%, (0.84% more than the new required minimum). Management believes that the Bank is currently in compliance with the terms of the MOU. For further information regarding the MOU, see Item 1A, “Risk Factors -- Risks Related to our Business -- We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.”

The Company received $4.8 million from the U.S. Treasury Department on February 9, 2009 as part of the Treasury’s Capital Purchase program. The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The following table sets forth market price information of the Company’s stock for 2009 and 2008.

	Market Price
Years Ended December 31,	High	Low	Dividends

2009:
First Quarter	$5.00	$3.60	$0.00
Second Quarter	4.50	3.55	0.00
Third Quarter	5.90	4.01	0.00
Fourth Quarter	5.80	4.25	0.00

2008:
First Quarter	$23.00	$19.40	$0.10
Second Quarter	22.50	18.25	0.10
Third Quarter	20.10	13.00	0.00
Fourth Quarter	15.00	2.75	0.00

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended December 31, 2009, the Company had no purchases of its Common Stock.

Item 6.   Selected Financial Data

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information in this discussion applies primarily to the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 8 of this annual report. In the following discussion, except as otherwise noted, references to “2009” or “2008” indicate the year ended December 31, 2009 or 2008, respectively.

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

Financial Condition

Total assets were $178.3 million at December 31, 2009, compared with $190.9 million at December 31, 2008. The $12.5 million decrease was primarily the result of a decline in loans.

Loans decreased $10.9 million, or 6.5%, to $158.1 million at December 31, 2009 from $169.0 million at December 31, 2008. The decrease is largely attributable to a decrease in one-to-four family mortgage loans and commercial business loans offset with an increase in commercial real estate loans.

Total commercial real estate loans increased 15.2% to $64.5 million, or 40.8% of the portfolio at December 31, 2009, from $56.0 million, or 33.2% of the portfolio at December 31, 2008. Land loans decreased 27.6% to $9.7 million, or 6.1% of the portfolio at December 31, 2009, from $13.4 million, or 7.9% of the portfolio at December 31, 2008. Total commercial business loans decreased 18.4% to $19.9 million, or 12.6% of the portfolio at December 31, 2009, from $24.4 million, or 14.5% of the portfolio at December 31, 2008.

Production of one-to-four-family mortgage loans continued to grow in 2009. Originations totaled $47.6 million in 2009, a 24.6% increase over the $38.2 million originated in 2008. Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 21.4% of the loan portfolio at December 31, 2009, compared with 23.0% of the loan portfolio at December 31, 2008.

Cash and cash equivalents decreased $2.5 million to $6.9 million at December 31, 2009, compared to $9.4 million at December 31, 2008.

Available-for-sale securities decreased $600,000 to $2.6 million at December 31, 2009, compared to $3.2 million at December 31, 2008. The decrease was the result of normal principal reductions on mortgage-backed securities.

Premises and equipment was $2.8 million at December 31, 2009, a $300,000 decrease from $3.1 million at the end of 2008.

Total deposits decreased 8.6% to $148.2 million at December 31, 2009 from $162.2 million at December 31, 2008. Money market accounts decreased a total of $4.1 million to $29.0 million at December 31, 2009 compared to $33.1 million a year ago. During the same period, however, regular savings increased $1.6 million and non-interest bearing demand increased $1.7 million. Certificates of deposit decreased $14.6 million to $40.2 million at December 31, 2009.

At December 31, 2009 and 2008, $1.7 million and $2.1 million, respectively, of the certificates of deposit were brokered CDs obtained through the Certificate of Deposit Account Registry Service (“CDARS”). These deposits carry interest rates that are generally higher than locally obtained CDs, but which are generally lower than FHLB advances. Total CDs made by a public entity under a CD program for qualified Alaskan financial institutions amounted to $15 million at December 31, 2008. We had no CDs under this program at December 31, 2009.

 FHLB advances decreased $500,000 to $9.8 million at December 31, 2009 from $10.3 million at December 31, 2008.

Results of Operations

Net Loss. For the year ended December 31, 2009, the Company reported a net loss of $2.2 million, or $(3.76) per diluted share, after recording a $2.9 million provision for loan losses and $905,000 provision for deferred income tax benefit. This compares to a net loss of $2.3 million, or $(3.54) per diluted share, after recording a $5.0 million provision for loan losses, for 2008. The loss in 2009 is primarily attributable to an increase in provision for loan loss and a decrease in net interest income. For purposes of comparison, pre-tax income may be separated into major components as follows:

			Income Increase
(in thousands) Year ended December 31,	2009	2008	(Decrease)
Net interest income	$8,322	$8,760	$(438)
Gain on sale of loans	712	251	461
Other noninterest income	1,172	1,091	81
Net revenues	10,206	10,102	104
Noninterest expense	(9,432)	(8,791)	(641)
Subtotal	774	1,311	(537)
Provision for loan losses	(2,947)	(5,034)	2,087
Income (loss) before income tax	$(2,173)	$(3,723)	$1,550

Net Interest Income. Net interest income decreased $500,000, or 5.7%, to $8.3 million in 2009 from $8.8 million in 2008. The decrease is due to a combination of factors, including nonaccrual loans and decline in averages balances. See the tables in “Average Balances, Interest and Average Yields/Cost” and in “Rate/Volume Analysis” elsewhere in this discussion. The net interest margin on average earning assets was 4.86% for 2009 compared with 4.76% in 2008 reflecting the decrease in interest earning assets offset with a more rapid decline in cost of funds than yield on earning assets as a result of the rapid drop in interest rates. Nonaccrual loans were $2.9 million and $6.1 million at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, $789,000 and $665,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

Average loans (including held for sale) decreased $8.9 million, or 5.1%, to $165.8 million in 2009 from $174.7 million in 2008. The net interest margin on average interest-earning assets increased 100 basis points to 4.86% in 2009 from 4.76% in 2008.

Noninterest Income. The gain on sale of loans increased $461,000 to $712,000 in 2009 from $251,000 in 2008 as a result of a decline in brokered loan income and gain on sale of loans origination fees/costs.

Excluding mortgage banking income, noninterest income increased $81,000, or 7.4%, to $1.2 million in 2009 compared with $1.1 million in 2008. The increase is primarily in document preparation fee income. Additionally, non-recurring income of $56,000 was recognized in 2008 from the cash proceeds received on shares redeemed associated with the Company’s ownership in VISA and VISA’s initial public offering and business combination.

Noninterest Expense. Noninterest expense increased $641,000, or 7.3%, to $9.4 million in 2009 from $8.8 million in 2008. The net increase in expense is attributable to higher repossessed asset expense and an increase in FDIC assessments.

Income Tax. During the fourth quarter of 2009, the Company recorded a valuation allowance of $905,000 against its net deferred tax asset of $1.3 million due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term; the valuation allowance of $905,000 had the effect of increasing the provision for income taxes in 2009.  There was no prior valuation allowance recorded.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.  Management believes it is more likely than not that these tax benefits will be realized which would result in a reversal of the deferred tax valuation allowance.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased $2.1 million to $2.9 million for 2009 from $5.0 million for  2008. The provision for both years was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio. The allowance for loan losses decreased $900,000, or 33.3%, to $1.8 million at December 31, 2009 from $2.7 million at December 31, 2008. The provision and the resulting allowance are reflective of numerous factors, including the following:

•	Loan losses. Net loan charge offs were $3.8 million (2.4% of total loans) in 2009 compared with $4.1 million (2.4% of total loans) in 2008.

•
Growth and composition of the portfolio. Total loans decreased $10.9 million to $158.1 million at December 31, 2009 compared with $169.0 million at December 31, 2008. The decline reflects gradual changes in the loan portfolio composition away from single-family mortgages, moving to a greater proportion of commercial real estate. Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

•
Management analysis of loans. As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectibility may not be assured. Loans judged to be impaired amounted to $5.3 million (3.4% of total loans) at December 31, 2009, compared with $10.7 million (6.3% of total loans) at December 31, 2008. A specific allowance for estimated impairments of $514,000 and $875,000, respectively, was established for these loans.

•	Past-due Loans. At December 31, 2009, 2.2% of all loan balances were past due 30 days or more, compared with 6.1% at December 31, 2008.

•
Nonperforming and classified loans. Nonaccrual loans were $2.9 million (1.8% of total loans) at December 31, 2009, compared with $6.1 million (3.6% of total loans) at December 31, 2008. Loans classified as “substandard” or “doubtful” were $5.3 million (3.4% of total loans) at December 31, 2009 compared with $8.0 million (4.7% of total loans) at December 31, 2008.

•
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

For further information on the Bank’s accounting for the allowance for loan losses as well as how loan impairment is determined, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

(dollars in thousands) Year ended December 31,		2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$165,807	$10,053	6.06%	$174,655	$11,838	6.78%
Investment securities (1)	4,721	126	2.67	5,336	195	3.65
Interest-earning deposits in banks	818	5	0.61	3,984	42	1.05
Total interest-earning assets	171,346	10,184	5.94	183,975	12,075	6.56
Allowance for loan losses	(2,349)			(3,077)
Cash and due from banks	6,924			6,940
Other assets	8,709			6,942
Total assets	$184,630			$194,780

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$ 31,161	$ 54	0.17%	$ 29,192	$ 93	0.32%
Money market	30,295	218	0.72	29,687	545	1.84
Savings	18,243	47	0.26	16,682	64	0.38
Certificates of deposit	40,933	1,050	2.57	53,721	1,883	3.51
Total interest-bearing deposits	120,632	1,369	1.13	129,282	2,585	2.00
Borrowings	12,156	493	4.06	14,611	730	5.00
Total interest-bearing liabilities	132,788	1,862	1.40	143,893	3,315	2.30
Noninterest-bearing demand deposits	27,720			27,447
Mortgage escrows	1,227			1,261
Other liabilities	3,430			4,393
Shareholders’ equity	19,465			17,786
Total liabilities and shareholders’ equity	$184,630			$194,780

Net interest income		$8,322			$8,760

Interest rate spread			4.54%			4.26%

Net interest margin:
On average interest-earning assets			4.86%			4.76%
On average total assets			4.51			4.50

Ratio of average interest-earning assets to average interest-bearing liabilities	129.04%			127.86%

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

(in thousands) Year ended December 31, 2009 compared with year ended 2008	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(1,249)	$(600)	$64	$(1,785)
Investment securities	(53)	(22)	6	(69)
Interest-earning deposits in banks	(18)	(33)	14	(37)
Total net change in interest income	(1,320)	(655)	84	(1,891)

Interest-bearing liabilities:
Interest-bearing demand accounts	(42)	6	(3)	(39)
Money market accounts	(331)	11	(7)	(327)
Savings accounts	(21)	6	(2)	(17)
Certificates of deposit	(505)	(448)	120	(833)
Borrowings	(137)	(123)	23	(237)
Total net change in interest expense	(1,036)	(548)	131	(1,453)

Net change in net interest income	$(284)	$(107)	$(47)	$(438)

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company’s assets and the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At December 31,	For the Year Ended December 31,
	2009	2009	2008

Weighted average yield on:
Loans	6.08%	6.06%	6.78%
Investment securities	2.12	2.67	3.65
Interest-earning deposits in banks	-	0.61	1.05
Total interest-earning assets	5.95	5.94	6.56

Weighted average rate paid on:
Interest-bearing demand accounts	0.11	0.17	0.32
Money market accounts	0.42	0.72	1.84
Savings accounts	0.18	0.26	0.38
Certificates of deposit	2.06	2.57	3.51
Total interest-bearing deposits	11.24	1.13	2.00
Borrowings	3.05	4.06	5.00
Total interest-bearing liabilities	1.06	1.40	2.30

Interest rate spread	4.89	4.54	4.26

Net interest margin on:
Average interest-earning assets	--	4.86	4.76
Average total assets	--	4.51	4.50

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Bank’s sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances. During 2009 and 2008, the Bank used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals. At December 31, 2009, the Bank had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $15.0 million.

At December 31, 2009, the Bank had $5,000 of net unrealized gains on investment securities classified as available for sale, which represented 0.2% of the amortized cost ($2.5 million) of the securities. This represented a decrease of $5,000 compared with $10,000 of net unrealized gains at December 31, 2008, primarily as a result of changes in market demand. Movements in market interest rates will continue to affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

At December 31, 2009, certificates of deposit amounted to $40.2 million, or 27.1% of the Bank’s total deposits, including $23.5 million scheduled to mature by December 31, 2010. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans, and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments. In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $44.6 million at December 31, 2009, of which $34.8 million was unused. At December 31, 2009, there was $9.8 million outstanding on the line of credit.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2009, the Bank was in compliance with all regulatory capital requirements that were effective as of this date with tangible, core, and risk-based capital ratios of 9.70%, 9.70% and 12.84%, respectively. For further information, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Recent Accounting Pronouncements

On April 1, 2009, the FASB issued FSP FAS 141(R)-1 (codified in ASC 805), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 addresses concerns about the application of Statement 141(R), Business Combinations, to assets and liabilities arising from contingencies in a business combination. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in Statement 54 and Interpretation 145 to determine whether the contingency should be recognized as of the acquisition date or after it. Like Statement 141(R), the FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 157-4 (codified in ASC 820-10), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value of an asset or liability in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP 157-4 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 (codified in ASC 825-10-50), Interim Disclosures About Fair Value of Financial Instruments. The FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after

March 15, 2009. The Company did not early adopt FSP 107-1 and APB 28-1 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (codified in ASC 320-10-35), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP 115-2 and 124-2 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (codified in ASC 855-10). ASC 855-10 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The Statement did not have a material impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued Statement No. 166 (codified in Accounting Standards Update (“ASU”) 2009-16), Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with Statement No. 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued Statement No. 167 (codified in ASU 2009-17), Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under Interpretation 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

On June 30, 2009, the FASB issued Statement No. 168 (codified in ASC 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. Statement No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). ASC 105 divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative, doing away with the previous four-level hierarchy.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Statement did not have a material impact on the Company’s financial condition or results of operations.

On August 28, 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. The Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 reaffirms that fair value measurement of a liability assumes a liability is transferred to a market participant as of the measurement date. The guidance in ASU 2009-05 is effective for the first reporting period beginning after issuance. For the Company, ASU 2009-05 was effective on October 1, 2009. ASU 2009-05 did not have a material impact on the Company’s financial condition or results of operations.

On September 30, 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The Update provides guidance on measuring the fair value of certain alternative investments in entities that calculate net asset value per share. The guidance applies to investments in which (1) the fair value of the investment is not readily determinable and (2) the investment is in an entity that has all of the attributes of an investment company that are specified in ASC 946-10-15-2 or is in an entity that lacks one or more of the attributes specified in ASC 946-10-15-2. The guidance in ASU 2009-12 is effective for the first reporting period ending after December 15, 2009. For the Company, ASU 2009-12 was effective on October 1, 2009. ASU 2009-12 did not have a material impact on the Company’s financial condition or results of operations.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements. The Update amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair values. The guidance in ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009. ASU 2009-05 is not expected to not have a material impact on the Company’s financial condition or results of operations.

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

In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into its risk-based capital rules. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation. An institution with a

“normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Bank is exempt because of its asset size and risk-based capital ratio. Based on the Bank’s regulatory capital levels at December 31, 2009, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2009, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300 bp	$24,744	$(2,706)	(10)%	13.36%	(118) bp
200	25,820	(1,630)	(6)	13.84	(70)
100	26,737	(713)	(3)	14.24	(30)
0	27,450	-	-	14.54	-
(50)	27,787	337	1	14.68	14
(100)	26,366	(1,084)	(4)	14.02	(51)

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)
Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

The above table illustrates, for example, that at December 31, 2009 an instantaneous 200 basis point increase in market interest rates would reduce the Bank’s net portfolio value by $1.6 million, or 6%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Bank’s net portfolio value by $1.1 million.

The following table summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward.

	December 31, 2009	September 30, 2009	December 31, 2008
Pre-shock net portfolio value ratio	14.54%	14.08%	12.32%
Post-shock net portfolio value ratio	13.84%	13.55%	11.81%
Decline in net portfolio value ratio	70 bp	53 bp	51 bp

These measures indicate a relatively low level of interest-rate risk at the present time. Among other factors, this is attributable to management’s decisions in recent years to affect a relative decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of December 31, 2009 and 2008	65
Consolidated Statements of Operations For the Years Ended
December 31, 2009 and 2008	66
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) For the
Years Ended December 31, 2009 and 2008	67
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2009 and 2008	68
Notes to Consolidated Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Alaska Pacific Bancshares, Inc.
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Moss Adams LLP

Spokane, Washington
March 30, 2009

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands) December 31,	2009	2008
Assets
Cash and due from banks	$ 6,273	$ 6,344
Interest-earning deposits in banks	669	3,058
Total cash and cash equivalents	6,942	9,402
Investment securities available for sale, at fair value (amortized cost: 2009 - $2,536; 2008 - $3,233)	2,606	3,243
Federal Home Loan Bank stock, at cost	1,784	1,784
Loans held for sale	55	2,586
Loans	158,108	168,982
Less allowance for loan losses	(1,786)	(2,688)
Loans, net	156,322	166,294
Accrued interest receivable	698	822
Premises and equipment, net	2,816	3,122
Repossessed assets	2,598	408
Other assets	4,487	3,190
Total Assets	$178,308	$190,851

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$ 27,416	$ 25,707
Interest-bearing demand	32,474	31,042
Money market	28,982	33,072
Savings	19,170	17,536
Certificates of deposit	40,175	54,818
Total deposits	148,217	162,175
Federal Home Loan Bank advances	9,834	10,320
Advance payments by borrowers for taxes and insurance	751	733
Accounts payable and accrued expenses	379	480
Accrued interest payable	307	449
Other liabilities	140	411
Total liabilities	159,628	174,568
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 and –0- shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively)	4,497	-
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at December 31, 2009 and at December 31, 2008)	7	7
Additional paid-in capital	6,446	6,121
Treasury stock	(11)	(11)
Retained earnings	7,699	10,161
Accumulated other comprehensive income	42	5
Total shareholders’ equity	18,680	16,283
Total Liabilities and Shareholders’ Equity	$178,308	$190,851

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

(in thousands, except per share) Year ended December 31,	2009	2008
Interest Income
Loans, including fees	$10,053	$11,838
Investment securities	126	195
Interest-earning deposits in banks	5	42
Total interest income	10,184	12,075
Interest Expense
Deposits	1,369	2,585
Federal Home Loan Bank advances	493	730
Total interest expense	1,862	3,315
Net Interest Income	8,322	8,760
Provision for loan losses	2,947	5,034
Net interest income after provision for loan losses	5,375	3,726
Noninterest Income
Mortgage servicing income	186	161
Service charges on deposit accounts	729	709
Other service charges and fees	257	165
Gain on sale of loans	712	251
Other noninterest income	-	56
Total noninterest income	1,884	1,342
Noninterest Expense
Compensation and benefits	4,696	4,871
Occupancy and equipment	1,393	1,537
Data processing	258	255
Professional and consulting fees	541	487
Marketing and public relations	268	317
Repossessed property, net	235	116
Loss on sale or impairment of repossessed assets	503	-
Other	1,538	1,208
Total noninterest expense	9,432	8,791
Loss before income tax	(2,173)	(3,723)
Expense (Benefit) for income tax	18	(1,405)
Net Loss	$ (2,191)	$ (2,318)
Preferred stock dividend and discount accretion
Preferred stock dividend	$ 216	$ -
Preferred stock discount accretion	55	-
Net loss available to common shareholders	$ (2,462)	$ (2,318)

Net loss per share:
Basic	$(3.76)	$(3.54)
Diluted	(3.76)	(3.54)

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share-holders’ Equity
Balance, January 1, 2008	$-	$7	$6,067	$(30)	$(41)	$12,675	$(9)	$18,669
Net loss						(2,318)		(2,318)
Other comprehensive income:
Change in net unrealized losses on securities available for sale, net of related income tax effect							14	14
Comprehensive loss								(2,304)
Exercise of stock options			(4)	19				15
Excess tax benefits from share-based payment arrangements			7					7
ESOP shares earned			25		41			66
Stock compensation expense			26					26
Cash dividends on common stock ($0.30 per share)						(196)		(196)
Balance, December 31, 2008	-	7	6,121	(11)	-	10,161	5	16,283
Net loss						(2,191)		(2,191)
Other comprehensive income:
Change in net unrealized gains on securities available for sale, net of related income tax effect							37	37
Comprehensive loss								(2,154)
Stock compensation expense			27					27
Issuance of preferred stock to U.S. Treasury	4,442							4,442
Issuance of common stock warrants to U.S. Treasury			339					339
Accretion of preferred stock discount	55					(55)
Preferred stock issuance costs			(41)					(41)
Cash dividends on preferred stock						(216)		(216)
Balance, December 31, 2009	$4,497	$7	$6,446	$(11)	$-	$7,699	$42	$18,680

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2009	2008
Operating Activities
Net loss	$(2,191)	$(2,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,947	5,034
Provision for income tax benefit	905	-
Gain on sale of loans	(712)	(251)
Depreciation and amortization	335	462
Deferred income tax benefit	(421)	(513)
Amortization of fees, discounts, and premiums, net	(201)	(326)
ESOP expense	-	66
Stock compensation expense	27	26
Loans originated for sale	(43,260)	(16,816)
Proceeds from sale of loans originated for sale	46,503	17,401
Excess tax benefits from share-based payments arrangements	-	(7)
Loss on sale or impairment of repossessed assets	503	-
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	124	156
Other assets	(1,804)	(1,060)
Advance payments by borrowers for taxes and insurance	18	2
Accrued interest payable	(142)	(219)
Accounts payable and accrued expenses	(101)	(54)
Other liabilities	(302)	(19)
Net cash provided by operating activities	2,228	1,564
Investing Activities
Maturities and principal repayments of investment securities available for sale	687	681
Loan originations, net of principal repayments	3,728	(8,007)
Purchase of premises and equipment	(29)	(148)
Proceeds from sale of repossessed assets	815	334
Net cash used in investing activities	(5,201)	(7,140)
Financing Activities
Cash dividends paid on preferred stock	(185)	-
Cash dividends paid on common stock	-	(196)
Proceeds from issuance of preferred stock and common stock warrants	4,781	-
Stock issuance costs paid	(41)	-

Net decrease in Federal Home Loan Bank advances	(486)	(6,756)
Net increase in demand and savings deposits	685	5,714
Net increase (decrease) in certificates of deposit	(14,643)	7,094
Excess tax benefits from share-based payments arrangements	-	7
Proceeds from exercise of stock options	-	15
Net cash provided by (used in) financing activities	(9,889)	5,878
Increase (decrease) in cash and cash equivalents	(2,460)	302
Cash and cash equivalents at beginning of year	9,402	9,100
Cash and cash equivalents at end of year	$6,942	$9,402
Supplemental information:
Cash paid for interest	$ 2,004	$ 3,534
Cash paid for (received from) income taxes	(9)	344
Loans repossessed and transferred to repossessed assets	3,508	742
Net change in unrealized gains and losses on securities available for sale, net of tax	37	14
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies

General:  The accompanying consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”). The Company and the Bank are collectively referred to as the “Company.” All significant intercompany transactions have been eliminated in consolidation.

The Company was formed in 1999 when the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, issuing 655,415 shares in a subscription and community offering.  Concurrent with the conversion, the Bank changed its name from Alaska Federal Savings Bank to Alaska Pacific Bank.

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

Subsequent Events:  The Company has evaluated subsequent events and there were no additional events requiring disclosure.

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

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered in determining whether other-than-temporary impairment exits, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period of which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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

Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All problem-graded loans are evaluated for impairment. Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan. Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Mortgage Servicing Rights:  Mortgage servicing rights are stated at amortized cost. Cost is amortized in proportion to, and over the period of, future expected net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights and any impairment is recognized through a valuation allowance. In assessing impairment, the mortgage servicing rights are stratified based on the nature and risk characteristics, including coupon rates, of the underlying loans which, at December 31, 2009 and 2008, consisted primarily of one- to four-family residential mortgage loans.

Premises and Equipment:  Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets:  20 to 50 years for buildings, five to 10 years for leasehold improvements depending on lease term, and three to 10 years for furniture and equipment. Expenditures for improvements and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

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

Federal Home Loan Bank Stock:  The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances. The Bank’s minimum investment requirement was approximately $491,200 and $361,200 at December 31, 2009 and 2008, respectively. The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold. Stock redemptions are granted at the discretion of the FHLB. This security is reported at par value, which represents the Company’s cost. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. As of December 31, 2009, management has concluded that our investment in FHLB stock is not impaired.

Advertising Expense:  Advertising costs are expensed as incurred. Advertising expense was $185,000 and $200,000 for the years ended December 31, 2009 and 2008, respectively.

Income Tax:  The Company accounts for income tax using the asset and liability method. The asset and liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of current enacted tax laws and rates. Net deferred tax assets are evaluated and reduced through a valuation allowance to the extent that it is more likely than not, those assets will not be fully recovered in the future.

Treasury Stock:  Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2009 and 2008.

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

Stock Option Plan:  The Company accounts for its stock option plans in accordance with the provisions of FASB Accounting Standards Codification 718, Stock Compensation which establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans and requires that the compensation cost relating to share-based payment transactions such as stock options be recognized in the Company’s financial statements over the period the options are earned by employees. The adoption of this standard using the modified prospective method, resulted in $27,000 and $26,000 of compensation expense for the years ended December 31, 2009 and 2008, respectively.

Fair Value Measurements:  FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements. The standards require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, fair value of assets carried at fair value, deferred income taxes, and useful lives for depreciation of premises and equipment. Actual results could differ from these estimates.

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

On April 1, 2009, the FASB issued FSP FAS 141(R)-1 (codified in ASC 805), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 addresses concerns about the application of Statement 141(R), Business Combinations, to assets and liabilities arising from contingencies in a business combination. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in Statement 54 and Interpretation 145 to determine whether the contingency should be recognized as of the acquisition date or after it. Like Statement 141(R), the FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 157-4 (codified in ASC 820-10), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value of an asset or liability in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not early adopt FSP 157-4 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 (codified in ASC 825-10-50), Interim Disclosures About Fair Value of Financial Instruments. The FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP 107-1 and APB 28-1 for the interim period ended March 31, 2009.  The FSP did not have a material impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 (codified in ASC 320-10-35), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP 115-2 and 124-2 for the interim period ended March 31, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operations.

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (codified in ASC 855-10).  ASC 855-10 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The Statement did not have a material impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued Statement No. 166 (codified in Accounting Standards Update (“ASU”) 2009-16), Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 amends the derecognition guidance in Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with Statement No. 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

On June 12, 2009, the FASB issued Statement No. 167 (codified in ASU 2009-17), Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under Interpretation 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Statement is not expected to have a material impact on the Company’s financial condition or results of operations.

On June 30, 2009, the FASB issued Statement No. 168 (codified in ASC 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. Statement No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). ASC 105 divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative, doing away with the previous four-level hierarchy.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Statement did not have a material impact on the Company’s financial condition or results of operations.

On August 28, 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. The Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 reaffirms that fair value measurement of a liability assumes a liability is transferred to a market participant as of the measurement date. The guidance in ASU 2009-05 is effective for the first reporting period beginning after issuance. For the Company, ASU 2009-05 was effective on October 1, 2009. ASU 2009-05 did not have a material impact on the Company’s financial condition or results of operations.

On September 30, 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The Update provides guidance on measuring the fair value of certain alternative investments in entities that calculate net asset value per share. The guidance applies to investments in which (1) the fair value of the investment is not readily determinable and (2) the investment is in an entity that has all of the attributes of an investment company that are specified in ASC 946-10-15-2 or is in an entity that lacks one or more of the attributes specified in ASC 946-10-15-2. The guidance in ASU 2009-12 is effective for the first reporting period ending after December 15, 2009.  For the Company, ASU 2009-12 was effective on October 1, 2009. ASU 2009-12 did not have a material impact on the Company’s financial condition or results of operations.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements. The Update amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair values. The guidance in ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009. ASU 2009-05 is not expected to not have a material impact on the Company’s financial condition or results of operations.

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank in the form of cash.  Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. The Company is required to maintain a $25,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services. The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements. The average reserve requirement for the maintenance period, which included December 31, 2009 and 2008 was $1.3 million and $1.2 million, respectively.

Note 3 – Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods. Based on this calculation, at December 31, 2009, none of the Bank’s retained earnings were available for dividends to the Company. However, payment of dividends may be further restricted by the Bank’s regulatory agency if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

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

Following is a summary of the Bank’s capital ratios:

				Minimum Capital Required
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Categorized as “Well Capitalized” Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Tangible capital (to total assets)	$17,237	9.70%	$ 2,666	1.50%	N/A	N/A
Core capital (to total assets)	17,237	9.70	7,110	4.00	$ 8,887	5.00%
Total risk-based capital (to risk weighted assets)	18,508	12.84	11,531	8.00	14,413	10.00
Tier I risk-based capital (to risk weighted assets)	17,237	11.96	N/A	N/A	8,648	6.00

December 31, 2008:
Tangible capital (to total assets)	$16,053	8.43%	$ 2,857	1.50%	N/A	N/A
Core capital (to total assets)	16,053	8.43	7,618	4.00	$ 9,522	5.00%
Total risk-based capital (to risk weighted assets)	17,724	11.58	12,241	8.00	15,302	10.00
Tier I risk-based capital (to risk weighted assets)	16,053	10.49	N/A	N/A	9,181	6.00

On January 7, 2009 the Office of Thrift Supervision (“OTS”) finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008.  The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%. As of December 31, 2009, the Bank’s Tier-1 (Core) Leverage Ratio was 9.70% (1.70% over the minimum required under the MOU) and its Risk-Based Capital Ratio was 12.84%, (0.84% over the minimum required under the MOU).

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Mortgage-backed securities:	$2,445	$81	$(12)	$2,514
U.S. government agencies	91	1	-	92
Total	$2,536	$82	$(12)	$2,606

December 31, 2008:
Mortgage-backed securities:	$3,134	$49	$(38)	$3,145
U.S. government agencies	99	-	(1)	98
Total	$3,233	$49	$(39)	$3,243

Impaired securities (those with unrealized losses) at December 31, 2009 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12	$(1)	$571	$(11)	$583	$(12)
U.S. government agencies	-	-	-	-	-	-
Total	$12	$(1)	$571	$(11)	$583	$(12)

Impaired securities (those with unrealized losses) at December 31, 2008 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	$-	$1,180	$(38)	$1,180	$(38)
U.S. agencies and corporations	-	-	98	(1)	98	(1)
Total	$-	$-	$1,278	$(39)	$1,278	$(39)

Eight and thirteen securities with unrealized losses at December 31, 2009 and 2008, respectively, were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics. Management does not consider these unrealized losses to be other than temporary.

No securities were designated as held to maturity at December 31, 2009 or 2008.

All investment securities at December 31, 2009 have final contractual maturities of more than five years. Actual maturities may vary due to prepayment of the underlying loans.

At December 31, 2009 and 2008, investment securities with amortized cost of $2.5 million market value of $2.6 million and $3.2 million market value of $3.2 million, respectively, were pledged to secure public funds deposited with the Bank.

There were no sales of securities during 2009 or 2008. The Bank does not have a securities trading portfolio or securities held to maturity.

Note 5 – Loans

Loans are summarized as follows:

(in thousands) December 31,	2009	2008
Real estate:
Permanent:
One- to four-family	$ 33,787	$ 38,875
Multifamily	1,736	2,575
Commercial nonresidential	64,453	56,019
Land	9,697	13,360
Construction:
One- to four-family	3,050	4,179
Commercial nonresidential	2,637	5,064
Commercial business	19,856	24,429
Consumer:
Home equity	16,522	18,661
Boat	4,287	4,060
Automobile	1,269	998
Other	814	762
Loans	$158,108	$168,982

Loans held for sale	$55	$2,586

Loans are net of deferred loan fees and other discounts amounting to $567,000 and $701,000 at December 31, 2009 and 2008, respectively.

Loans include overdrawn balances of deposit accounts of $35,000 and $36,000 at December 31, 2009 and 2008, respectively.

Interest income from tax-exempt loans was $35,000 and $36,000 in 2009 and 2008, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska. Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties. Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

Impaired loans are summarized as follows:

(in thousands) Year ended December 31,	2009	2008
Impaired loans at end of year	$5,342	$10,685
Impaired loans at end of year for which specific valuation allowances have been provided	1,922	10,685
Amount of allowances at end of year	514	875

(in thousands) Year ended December 31,	2009	2008
Average investment in impaired loans	$11,503	$8,892
Interest income recognized on impaired loans	151	313
Interest income recognized on a cash basis on impaired loans	151	313

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired. At December 31, 2009, the Company had $845,000 of loans that were modified in troubled debt restructurings and impaired. In addition to these amounts, the Company had troubled debt restructurings of $538,000 that were performing in accordance with their modified loan terms and were not classified as impaired.

Nonaccrual loans were $2.9 million and $6.1 million at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, approximately $789,000 and $665,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year. There were no loans greater than 90 days past due that were accruing interest at December 31, 2009 and 2008, respectively.

Mortgage Loan Servicing:  The Bank services residential and other real estate loans for the Alaska Housing Finance Corporation (“AHFC”), U.S. Government agencies, and institutional and private investors totaling $119.6 million and $101.3 million, as of December 31, 2009 and 2008, respectively. These loans are the assets of the investors and, accordingly, are not included in the accompanying balance sheets. Related servicing income, net of amortization of mortgage servicing rights, amounted to $186,000 and $161,000 for 2009 and 2008, respectively.

The amortized cost of mortgage servicing rights was $813,000 and $646,000 at December 31, 2009 and 2008, respectively. The amount of servicing assets recognized during 2009 was $276,000 and amortization was $109,000 for the year. The amount of servicing assets recognized during 2008 was $72,000 and amortization was $101,000 for the year. Management has determined that a valuation allowance for impairment was not required at December 31, 2009 or 2008.

Related Party Loans:  In the ordinary course of business, the Bank makes loans to executive officers and directors of the Bank and to their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. The aggregate dollar amount of these loans was $3.2 million at December 31, 2009. During the years ended December 31, 2009 and 2008, new loans of this type were $388,000 and $196,000, respectively, and repayments were $359,000 and $162,000, respectively.

Repossessed Assets:  The Company held repossessed assets of $2.6 million and $408,000 at December 31, 2009 and 2008, respectively. During 2009, the Company received $815,000 in proceeds from the sale of repossessed assets and recognized $503,000 net loss on sales. During 2008, the Company received $334,000 in proceeds from the sale of repossessed assets and did not recognize any net gain on sales. The Company also incurred $235,000 and $116,000 in operating expenses related to repossessed assets in 2009 and 2008, respectively.

Note 6 – Allowance for Loan Losses

Following is an analysis of the changes in the allowance for loan losses:

(in thousands) Year ended December 31,	2009	2008
Balance at beginning of year	$2,688	$1,783
Provision for loan losses	2,947	5,034
Loans charged off	(3,875)	(4,182)
Recoveries	26	53
Balance at end of year	$1,786	$2,688

Note 7 – Premises and Equipment

Following is a summary of premises and equipment:

(in thousands) December 31,	2009	2008
Land	$ 424	$ 424
Buildings	2,254	2,254
Leasehold improvements	3,670	3,667
Furniture, fixtures and equipment	3,021	2,998
	9,369	9,343
Less accumulated depreciation and amortization	(6,553)	(6,221)
	$2,816	$3,122

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 amounted to $335,000 and $462,000, respectively.

Note 8 – Deposits

Certificates of deposit of $100,000 and more at December 31, 2009 and 2008 were $12.9 million and $23.7 million, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2009, are as follows:

(in thousands) Year ending December 31,
2010	$23,452
2011	11,371
2012	2,443
2013	240
2014 and thereafter	2,669
$40,175

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2009	2008
Interest-bearing demand	$ 54	$ 93
Money market	218	545
Savings	47	64
Certificates of deposit	1,050	1,883
	$1,369	$2,585

The weighted averages interest rates paid on deposits are as follows:

Year ended December 31,	2009	2008
Interest-bearing demand	0.17%	0.32%
Money market	0.50	1.84
Savings	0.23	0.38
Certificates of deposit	2.36	3.51

Deposits from the Company’s executive officers, directors, and their related companies were $2.9 million and $2.2 at December 31, 2009 and 2008, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances consist of the following:

(dollars in thousands) December 31,	2009	2008
Overnight advances, 0.64%	$4,800	$ -
Putable advance, maturing in 2009, putable earlier at discretion of FHLB, 6.13%	-	5,000
Seven-year amortizing advance, final maturity in 2010, 3.62%	34	320
Four-year advance, maturing in 2010, 5.24%	1,500	1,500
Five-year advance, maturing in 2011, 5.26%	2,000	2,000
Seven-year advance, maturing in 2013, 5.30%	1,500	1,500
	$9,834	$10,320

FHLB advances at December 31, 2009 with final maturities of more than one year have scheduled maturities as follows:

(in thousands) Year ending December 31,
2010	$1,534
2011	2,000
2012	-
2013	1,500
Total	$5,034

The average balance of FHLB advances outstanding during 2009 and 2008 was $12.2 million and $14.6 million, respectively.  The maximum amount of advances outstanding at any month end during 2009 and 2008 was $13.4 million and $23.7 million, respectively.  Under a blanket pledge agreement, all funds on deposit at the FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $44.6 million at December 31, 2009. The line is secured by a blanket pledge of the Company’s assets. At December 31, 2009, there was $9.8 million outstanding on the line of credit.

Note 10 – Stock-Based Compensation

Stock Option Plan:  In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the “Plans”); one for key employees and one for directors of the Company.  The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of shares repurchased by the Company in the open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of options granted under the Plan; plus (ii) any shares surrendered to the Company in payment of the exercise price of options granted under the Plan. The Committee of the Plans shall determine the time or times at which an option may be exercised. Previous option awards generally vest based on five years of continuous service.  The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under the Plans shall not be less than 100% of the Market Value (as defined in the Plans) of a share on the date of grant of such option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock. The 2000 Stock Option Plan and the 2003 Stock Option Plan will terminate on July 2, 2010 and May 22, 2013, respectively.

In 2000, the Company’s shareholders approved the 2000 Stock Option Plan, providing for the granting of options for up to 65,542 shares. Options for 65,542 shares were granted in 2000, with an exercise price equal to the market price of the stock at the date of grant, or $9.75. Options on 3,400 shares were granted in 2003, replacing forfeitures, with an exercise price of $17.50.

In 2003, the Company’s shareholders approved the 2003 Stock Option Plan, providing for the granting of options for up to 32,000 shares. Options for 22,600 shares were granted in 2007, with an exercise price equal to the market price of the stock at the date of grant, or $25.50. Options become exercisable in five equal annual installments commencing one year after the date of grant, and unexercised options expire ten years after the date of grant.

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Following is a summary of the changes in stock options:

(in thousands) Year ended December 31,	2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options outstanding at beginning of year	54,188	$16.08	57,665	$16.25
Granted	-	-	-	-
Exercised	-	-	(1,477)	$9.75
Forfeited	-	-	(2,000)	$25.50
Stock options outstanding at end of year	54,188	$16.08	54,188	$16.08

Options exercisable at end of year	45,288	$14.23	41,268	$13.13

There were no options exercised during the year ended December 31, 2009. Options exercised during the year ended December 31, 2008 had an aggregate intrinsic value of $17,000. Stock options outstanding at December 31, 2009 are summarized as follows:

Weighted- Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Exercisable
				Number of Shares	Aggregate Intrinsic Value
$ 9.75	31,188	0.6	$ -	31,188	$ -
17.50 25.50	2,400 20,600	3.1 7.7	- -	2,400 11,700	- -
$16.08	54,188	3.4	$ -	45,288	$ -

ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $27,000 and $26,000 of compensation expense for the years ended December 31, 2009 and 2008, related to the unvested portion of options granted in prior years. Net of taxes for the years ended December 31, 2009 and 2008, respectively, this reduced net income by $11,000 and $10,000, respectively. The basic and diluted earnings per share basis effect in December 31, 2009 and 2008, was zero. There was $51,000 in unamortized stock-based compensation expense at December 31, 2009 with a weighted average expense period of 2.3 years.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are expected to vest. Recognized stock compensation expense was not reduced by estimated forfeitures because management believes the future effect to be minimal. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan. Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan. Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law. Beginning in 2006, the Bank matches 100% of employee contributions of up to 4% of compensation. For the years ended December 31, 2009 and 2008, the Bank contributed $111,000 and $109,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) that was established in connection with the mutual to stock conversion. Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Company. The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year. All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees. Employees are vested in the plan over a seven-year period. Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan. At December 31, 2009 and 2008, 52,433 shares were allocated to employees. The Company’s expense for the plan, including administrative expenses, amounted to $13,000 and $81,000 for the years ended December 31, 2009 and 2008, respectively.

Note 12 – Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year. Future minimum lease payments under these leases at December 31, 2009, are summarized as follows:

(in thousands) Year ending December 31,
2010	$ 479
2011	449
2012	449
2013	377
2014	271
2015 and thereafter	1,107
$3,132

Rent expense was $498,000 and $501,000 for the years ended December 31, 2009 and 2008, respectively. Rental income on owned premises amounted to $19,000 and $21,000 for the years ended December 31, 2009 and 2008, respectively.

Note 13 – Income Tax

The expense (benefit) for income tax consisted of the following:

(in thousands) Year ended December 31,	2009	2008
Current tax expense (benefit):
Federal	$(397)	$(758)
State	(70)	(134)
Total current	(467)	(892)
Deferred tax expense (benefit):
Federal	(357)	(436)
State	(63)	(77)
Total deferred	(420)	(513)
Increase in deferred tax valuation allowance	905
Expense (Benefit) for income tax	$18	$(1,405)

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2009 and 2008) to tax expense, as shown in the accompanying statements of operations and changes in shareholders’ equity and comprehensive income (loss), is as follows:

(in thousands) Year ended December 31,	2009	2008
Income tax expense (benefit) at statutory rate	$(739)	$(1,266)
Income tax effect of:
State income tax	(134)	(223)
Tax-exempt interest	(12)	(14)
Increase in deferred tax valuation allowance	905	-
Other	(2)	98
Expense (Benefit) for income tax	$18	$(1,405)

Effective tax rate	(1%)	38%

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2009	2008
Deferred tax assets:
Bad debt reserves	$929	$1,227
Nonaccrual loan interest	308	252
Premises and equipment	128	-
Accrued vacation	68	68
Nondeductible REO write-down	21	-
Net operating loss carry-forward	524
Other	29	28
Gross deferred tax assets	2,007	1,575
Deferred tax liabilities:
Deferred loan fees, net	(48)	(42)
FHLB stock dividends	(610)	(610)
Prepaids	(94)	-
Premises and equipment	-	(38)
Other	-	(50)
Gross deferred tax liabilities	(752)	(740)
Net deferred tax assets	1,255	835
Valuation allowance for deferred tax asset	(905)	-
Net deferred tax assets after valuation allowance	$350	$835

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law. Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years. In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method. The Bank is not subject to this recapture in 2009 or 2008, as its tax bad debt reserves do not exceed its base year reserve. As a result of the bad debt deductions, shareholders’ equity as of December 31, 2009, includes accumulated earnings of approximately $1.8 million for which federal income tax has not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Bank adopted FASB ASC 740, Income Taxes. ASC 740 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ending December 31, 2009, 2008, 2007, and 2006 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of operations. During the years ended December 31, 2009 and 2008, the
Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2009, beginning balance of retained earnings. The Company had no unrecognized tax benefits at December 31, 2009 or 2008.

Note 14 – Commitments and Contingencies

Commitments:   Commitments to extend credit, including lines of credit, totaled $11.4 million and $10.5 million at December 31, 2009 and 2008, respectively. Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates creditworthiness for commitments on an individual customer basis.

There are no commitments to lend additional funds to debtors loans whose terms have been modified in troubled debt restructurings.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $3.6 million and $1.8 million at December 31, 2009 and 2008, respectively. These amounts are excluded from the balance of loans at year end.

Concentrations:   More than 75% of all loans in the Bank’s portfolio are secured by real estate located in communities of Southeast Alaska.

Note 15 – Preferred Stock

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

Note 16 – Earnings (Loss) per Share

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

(in thousands) December 31,	2009	2008
Net loss	$ (2,191)	$ (2,318)
Preferred stock dividend accrual	(216)	-
Preferred stock discount accretion	(55)	-
Net loss available to common shareholders	$ (2,462)	$ (2,318)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(1,114)
Less unallocated ESOP shares	-	-
Basic weighted average shares outstanding	654,486	654,301

Net incremental shares	-	-
Weighted incremental shares	654,486	654,301

Loss per common share
Basic	$ (3.76)	$ (3.54)
Diluted	$ (3.76)	$ (3.54)

Because the Company recorded a net loss for the year ended December 31, 2009 and 2008, all potentially dilutive shares were anti-dilutive and basic and diluted loss per share were the same.

Note 17 – Fair Value of Financial Instruments

The following table sets forth the estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008, whether or not recognized or recorded at fair value in the Consolidated Balance Sheet.

(in thousands) December 31,	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 6,942	$ 6,942	$ 9,402	$ 9,402
Investment securities available for sale	2,606	2,606	3,243	3,243
FHLB stock	1,784	1,784	1,784	1,784
Loans, including held for sale	158,163	166,184	171,568	179,691
Accrued interest receivable	698	698	822	822
Mortgage servicing rights	813	1,234	646	804

Financial Liabilities
Demand and savings deposits	108,042	108,042	107,357	107,357
Certificates of deposit	40,175	40,230	55,814	48,166
FHLB Advances	9,834	10,082	10,320	10,915
Accrued interest payable	307	307	449	449

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2009:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,514	$–	$2,514	$–
U.S. government agencies	92		92
Mortgage servicing rights	1,234	–	1,234	–

Non-recurring:
Impaired loans	1,408	–	–	1,408
Repossessed assets	2,598	–	2,598	–

December 31, 2008:
Recurring:
Available for sale securities:
Mortgage backed securities	$3,145	$–	$3,145	$–
U.S. government agencies	98		98
Mortgage servicing rights	804	–	804	–

Non-recurring:
Impaired loans	3,033	–	–	3,033
Repossessed assets	408		408

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents:  The fair value of cash and cash equivalents and accrued interest receivable is estimated to be equal to the carrying value, due to their short-term nature.

Securities:  The fair value of investment securities is based upon estimated market prices obtained from independent safekeeping agents. Securities available-for-sale are recorded at fair value on a recurring basis. Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable instruments with similar characteristics or discounted cash flows. Changes in fair market value are recorded in other comprehensive income, as the securities are available for sale.

FHLB stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

Loans:  The fair value of loans is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

Deposits:  For demand and savings deposits and accrued interest payable, fair value is considered to be carrying value. The fair values of fixed-rate certificates of deposit and FHLB advances are estimated using present value methods and current offering rates for such deposits and advances.

Mortgage servicing rights:  Mortgage servicing rights (“MSR”) are measured at fair value on a recurring basis. These assets are classified as Level 2 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent broker on an annual basis.  The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows. The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule. Current market rates are utilized for discounting the future cash flows. Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. These assets are recorded at amortized cost.

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis. These assets are classified as Level 3 where significant value drivers are unobservable. The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral. The appraisal amount may also be adjusted for current market conditions. Impaired loans were $5.3 million and $10.7 million at December 31, 2009 and 2008, respectively, with estimated reserves for impairment of $514,000 and $875,000, respectively.

Note 18 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(in thousands) December 31,	2009	2008
Assets
Cash	$ 1,431	$ 224
Investment in subsidiary	17,280	16,059
Total Assets	$18,711	$16,283

Liabilities and Shareholders’ Equity
Other liabilities	$ 31	$ -
Shareholders’ equity	18,680	16,283
Total Liabilities and Shareholders’ Equity	$18,711	$16,283

Parent Company Condensed Income Statement

(in thousands) Year ended December 31,	2009	2008
Deficit in earnings of subsidiary	$(2,043)	$(2,174)
Total loss	(2,043)	(2,174)
Operating expenses, net	148	144
Net loss	$(2,191)	$(2,318)

Parent Company Condensed Statement of Cash Flows

(in thousands) Year ended December 31,	2009	2008
Cash flows from operating activities:
Net loss	$(2,191)	$(2,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Deficit in earnings of subsidiary	2,043	2,174
Net cash used in operating activities	(148)	(144)

Cash flows from investing activities:
Distributions received from subsidiary	-	252
Investment in subsidiary	(3,200)	-
Net cash provided by (used in) investing activities	(3,200)	252

Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrants	4,781	-
Stock issuance costs paid	(41)	-
Issuance of common stock	-	15
Cash dividends paid on preferred stock	(185)	-
Cash dividends paid on common stock	-	(196)
Net cash provided by (used in) financing activities	4,555	(181)

Net increase (decrease) in cash	1,207	(73)
Cash at beginning of year	224	297
Cash at end of year	$1,431	$224

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009 is effective.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

(c)           Changes in Internal Controls:   For the year ended December 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

(d)           Attestation report:   This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

            The information contained under the section captioned “Proposal I -- Election of Directors” in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference. For information regarding the executive officers of the Company, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

The Audit Committee consisting of Directors Milner (Chairman), Grummett and Rule is responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Company’s independent auditors. The Board of Directors has designated  Director Milner as the Audit Committee financial expert, as defined in the SEC’s Regulation S-B, by the Bank’s Board of Directors. Although the Company’s common stock is not listed on NASDAQ, its Board of Directors has chosen to apply the definition of "independent" under the NASDAQ rules. Using this definition, the Board has determined that Director Milner is independent.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security Ownership of Certain Beneficial Owners
Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)  Security Ownership of Management
Information required by this item is incorporated herein by reference to the sections captioned and “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” in the Proxy Statement.

(c)  Changes in Control
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2009.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	45,288	$16.08	12,000

Equity compensation plans not approved by security holders	-		-
Total	45,288	$16.08	12,000

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

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with John E. Robertson (6)
10.6	Severance Agreement with Leslie D. Dahl (9)
10.7	Severance Agreement with Christopher P. Bourque (98)
10.8	Alaska Federal Savings Bank 401(k) Plan (1)
10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.13	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Principal Executive Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15

________________

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
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

ALASKA PACIFIC BANCSHARES, INC.

Date: March 30, 2010	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	March 30, 2010
Craig E. Dahl	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie M. Pierce	March 30, 2010
Julie M. Pierce	Date
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roger Grummett	March 30, 2010
Roger Grummett	Date
Chairman of the Board and Director

/s/ BethAnn Chapman	March 30, 2010
BethAnn Chapman	Date
Director

/s/ Scott C. Milner	March 30, 2010
Scott C. Milner	Date
Director

/s/ William J. Schmitz	March 30, 2010
William J. Schmitz	Date
Director

/s/ Hugh N. Grant	March 30, 2010
Hugh N. Grant	Date
Director

/s/ William A. Corbus	March 30, 2010
William A. Corbus	Date
Director

/s/ Maxwell S. Rule	March 30, 2010
Maxwell S. Rule	Date
Director

Exhibit Index

Exhibit No.                      Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Principal Executive Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15