Form 10-K/A
period 2009-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2010-03-31
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 30, 2010. (“Original Form 10-K”), is being filed to correct the auditor’s report provided by the Company’s independent registered public accounting firm and included in Item 8 of the Original Form 10-K.  The auditor’s report from the prior year-end was inadvertently included in the Original Form 10-K and has been corrected in this amendment.  No other changes to the Original Form 10-K have been made.

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

[LETTERHEAD OF MOSS ADAMS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with United States of America generally accepted accounting principles.

/s/Moss Adams LLP

Spokane, Washington
March 30, 2010

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

ALASKA PACIFIC BANCSHARES, INC.

Date: March 31, 2010	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

Exhibit Index

Exhibit No.                      Description

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