Form 10-Q
period 2010-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2010-05-17
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer _____                                                                                     Accelerated filer  _____
Non-accelerated filer  _____                                                                                     Smaller reporting company      X
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 654,486   shares outstanding on May 1, 2010

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands except share data)	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Cash and due from banks	$ 5,682	$ 6,273
Interest-earning deposits in banks	533	669
Total cash and cash equivalents	6,215	6,942
Investment securities available for sale, at fair value (amortized cost: March 31, 2010 - $2,425; December 31, 2009 - $2,536)	2,510	2,606
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	824	55
Loans	156,530	158,108
Less allowance for loan losses	(2,204)	(1,786)
Loans, net	154,326	156,322
Interest receivable	734	698
Premises and equipment, net	2,753	2,816
Other real estate owned and repossessed assets	2,856	2,598
Other assets	4,810	4,487
Total Assets	$176,812	$178,308
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$ 26,427	$ 27,416
Interest-bearing demand	30,939	32,474
Money market	26,675	28,982
Savings	18,581	19,170
Certificates of deposit	40,243	40,175
Total deposits	142,865	148,217
Federal Home Loan Bank advances	12,900	9,834
Advances from borrowers for taxes and insurance	1,298	751
Accounts payable and accrued expenses	355	379
Interest payable	328	307
Other liabilities	406	140
Total liabilities	158,152	159,628
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at March 31, 2010 and at December 31, 2009)	4,513	4,497
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at March 31, 2010 and at December 31, 2009)	7	7
Additional paid-in capital	6,452	6,446
Treasury stock	(11)	(11)
Retained earnings	7,649	7,699
Accumulated other comprehensive income	50	42
Total shareholders’ equity	18,660	18,680
Total Liabilities and Shareholders’ Equity	$176,812	$178,308

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Interest Income
Loans	$2,370	$2,646
Investment securities	25	37
Interest-earning deposits with banks	-	2
Total interest income	2,395	2,685
Interest Expense
Deposits	242	400
Federal Home Loan Bank advances	79	153
Total interest expense	321	553
Net Interest Income	2,074	2,132
Provision for loan losses	721	60
Net interest income after provision for loan losses	1,353	2,072
Noninterest Income
Mortgage servicing income	49	45
Service charges on deposit accounts	168	166
Other service charges and fees	50	55
Mortgage banking income	95	230
Total noninterest income	362	496
Noninterest Expense
Compensation and benefits	1,185	1,242
Occupancy and equipment	338	363
Data processing	58	64
Professional and consulting fees	128	146
Marketing and public relations	57	57
Repossessed property	(1)	41
FDIC assessment	89	52
Other	256	257
Total noninterest expense	2,110	2,222
(Loss) income before income tax	(395)	346
Provision for income taxes	-	137
Net (loss) income	(395)	$ 209
Preferred stock dividend and discount accretion
Preferred stock dividend	60	37
Preferred stock discount accretion	15	9
Net (loss) income available to common shareholders	$ (470)	$ 163

Income (Loss) per common share:
Basic	$(0.72)	$0.25
Diluted	(0.72)	0.25
Common stock cash dividends declared per share	-	-

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
(in thousands)	2010	2009
Operating Activities
Net (loss) income	$ (395)	$ 209
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	721	60
Depreciation and amortization	77	85
Amortization of fees, discounts, and premiums, net	(29)	(70)
Stock compensation expense	6	5
Mortgage banking income	(95)	(230)
Loans originated for sale	(5,214)	(15,261)
Proceeds from sale of loans originated for sale	4,540	17,140
Cash provided by changes in operating assets and liabilities:
Interest receivable	(36)	22
Other assets	92	(57)
Advances from borrowers for taxes and insurance	547	548
Interest payable	21	39
Accounts payable and accrued expenses	(24)	(81)
Other liabilities	266	22
Net cash provided by operating activities	477	2,431
Investing Activities
Maturities and principal repayments of investment securities available for sale	108	155
Loan originations, net of principal repayments	951	1,075
Proceeeds from sale of repossessed assets	97	-
Purchase of premises and equipment	(14)	(10)
Net cash provided by investing activities	1,142	1,220
Financing Activities
Proceeds from issuance of preferred stock and common stock warrants	-	4,781
Stock issuance costs paid	-	(52)
Net increase in Federal Home Loan Bank advances	3,066	12,028
Net decrease in demand, savings, and money market deposits	(5,420)	(7,447)
Net increase (decrease) in certificates of deposit	68	(15,352)
Cash dividends paid on preferred stock	(60)	-
Net cash used in financing activities	(2,346)	(6,042)
Decrease in cash and cash equivalents	(727)	(2,391)
Cash and cash equivalents at beginning of period	6,942	9,402
Cash and cash equivalents at end of period	$6,215	$7,011
Supplemental information:
Cash paid for interest	$300	$514
Loans foreclosed and transferred to repossessed assets	355	-
Net change in fair value of securities available for sale, net of tax	8	21
Cumulative adjustment – change in accounting principle	421	-
Accrued TARP dividends	31	37
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the interim periods ended March 31, 2010 and 2009, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss).

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Transfers and servicing of financial assets:
The Company generally retains the right to service mortgage loans sold to others. Prior to January 1, 2010, the Company accounted for mortgage servicing rights retained are recognized as a separate asset and, amortized the mortgage servicing rights retained in proportion to and over the period of estimated net servicing income.

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company. Accordingly, the Company began reporting mortgage servicing rights under the fair value measurement method, effective January 1, 2010, in accordance with ASC 860-50, Servicing Assets and Liabilities.  Under this new standard, servicing assets are measured at fair value at each reporting date and the changes in fair value are reported in earnings in the period during which the changes occur.  Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the type of loan, origination date, and term of the underlying loans.

Note 2 – Mortgage Loan Servicing

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company in order to improve consistency and comparability in financial reporting.  Subsequent changes in fair value will be reported in earnings in the period in which the change occurs.  Upon adoption, management determined the carrying value of servicing assets was approximately $421,000 lower than the fair value.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent broker on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. A cumulative effect adjustment of $421,000 has been recorded to retained earnings effective January 1, 2010 for this change in accounting principle.  Upon adoption, there was no impact to net income, earnings per share, or any prior years retained earnings.  During the year ended December 31, 2009, the change in carrying value was reported in earnings, and is included under the caption “Other service charges and fees” in the accompanying Consolidated Statements of Operations.

Three Months Ended March 31,
(in thousands)

Balance beginning of period	$813
Additions to servicing assets	40
Disposals of servicing assets	(42)
Fair value adjustment	421
Balance end of period	$1,232

Note 3 - Fair Value Measurements

We have elected to record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP standard (ASC 820) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the

Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table sets for the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Gain (Losses) for period
	(in thousands)
March 31, 2010:
Recurring:
Available for sale securities:
Mortgage backed securities	$ 2,420	$ -	$ 2,420	$ -	$ 84
U.S. government agencies	90	-	90	-	1
Mortgage servicing rights	1,232	-	-	1,232	-

Non-recurring:
Impaired loans	1,590	-	-	1,590	-
Other real estate owned and repossessed assets	2,856	-		2,856	-

December 31, 2009:
Recurring:

Available for sale securities:
Mortgage backed securities	$ 2,514	$ -	$ 2,514	$ -	$ 69
U.S. government agencies	92	-	92	-	1
Mortgage servicing rights	1,234	-	1,234	-	-

Non-recurring:
Impaired loans	1,408	-	-	1,408	-
Other real estate owned and repossessed assets	2,598	-		2,598	503

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

Mortgage servicing rights (MSR) are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent broker on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. These assets are recorded at fair value.

Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans that had a reserve for specific impairment or partial charge off were $1.6 million at March 31, 2010 with estimated reserves for impairment of $889,000.

The $2.9 million in other real estate owned and repossessed assets reflected in the table above represents impaired real estate that has been adjusted to fair value. Other real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses.

After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

The following information presents fair value disclosures as of March 31, 2010 and December 31, 2009.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(in thousands)	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 6,215	$ 6,215	$ 6,942	$ 6,942
Federal Home Loan Bank “FHLB” stock	1,784	1,784	1,784	1,784
Loans, including held for sale	157,354	138,428	158,163	166,184
Interest receivable	734	734	698	698

Financial Liabilities
Demand and savings deposits	102,622	102,622	108,042	108,042
Certificates of deposit	40,243	40,838	40,175	40,230
FHLB Advances	12,900	12,900	9,834	10,082
Interest payable	328	328	307	307

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010:
Mortgage-backed securities:	$2,336	$86	$(2)	$2,420
U.S. government agencies	89	1	0	90
Total	$2,425	$87	$(2)	$2,510

December 31, 2009:
Mortgage-backed securities:	$2,445	$81	$(12)	$2,514
U.S. government agencies	91	1	-	92
Total	$2,536	$82	$(12)	$2,606

Impaired investment securities (those with unrealized losses) at March 31, 2010 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$447	$0	$334	$(2)	$781	$(2)
Total	$447	$0	$334	$(2)	$781	$(2)

Impaired investment securities (those with unrealized losses) at December 31, 2009 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12	$(1)	$571	$(11)	$583	$(12)
Total	$12	$(1)	$571	$(11)	$583	$(12)

Seven investment securities with unrealized losses at March 31, 2010 were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual investment securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary.

No investment securities were designated as held to maturity at March 31, 2010 or December 31, 2009.

All investment securities, with the exception of one, at March 31, 2010 have final contractual maturities of more than five years.  Actual maturities may vary as a result of prepayment of the underlying loans.

At March 31, 2010, investment securities with an amortized cost of $2.4 million and a market value of $2.4 million were pledged to secure public funds deposited with the Bank.

There were no sales of investment securities during 2010 or 2009.  The Bank does not have an investment securities trading portfolio or investment securities held to maturity.

The unrealized losses on investments in U.S. government agency securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

 The unrealized losses on obligations of states and municipalities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

 We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly to the procedures described above.

 At March 31, 2010, the Bank owned $1.8 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of riskbased capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s privatelabel mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 - Capital Compliance

At March 31, 2010, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at March 31, 2010:

(dollars in thousands)
March 31, 2010:
Tangible Capital:
Actual	$17,310	9.81%
Required	2,646	1.50
Excess	$14,664	8.31%

Core Capital:
Actual	$17,310	9.81%
Required	7,055	4.00
Excess	$10,255	5.81%

Total Risk-Based Capital:
Actual	$18,625	12.99%
Required	11,473	8.00
Excess	$ 7,152	4.99%

December 31, 2009:
Tangible Capital:
Actual	$17,237	9.70%
Required	2,666	1.50
Excess	$14,571	8.20%

Core Capital:
Actual	$17,237	9.70%
Required	7,110	4.00
Excess	$10,127	5.70%

Total Risk-Based Capital:
Actual	$18,508	12.84%
Required	11,531	8.00
Excess	$ 6,977	4.84%

On January 7, 2009 the Office of Thrift Supervision (“OTS”) finalized a supervisory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008.   The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%.  As of March 31, 2010, the Bank’s Tier-1 (Core) Leverage Ratio was 9.81% (1.81% over the minimum required under the MOU) and its Risk-Based Capital Ratio was 12.99%, (0.99% over the minimum required under the MOU).  See Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the MOU.

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

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$ (395,000)	$ 209,000
Preferred stock dividend accrual	(60,000)	(37,000)
Preferred stock discount accretion	(15,000)	(9,000)
Net income (loss) available to common shareholders	$ (470,000)	$ 163,000

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Basic weighted average shares outstanding	654,486	654,486

Net incremental shares	-	-
Weighted incremental shares	654,486	654,486

(Loss) earnings per common share
Basic	$ (0.72)	$ 0.25
Diluted	$ (0.72)	$ 0.25

Options to purchase an additional 54,188 and shares of common stock were not included in the computation of diluted earnings per share as of March 31, 2010 and 2009 because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  In addition, the warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was not included in the computation of diluted EPS as of March 31, 2010 and 2009 because the warrant’s exercise price was greater than the average market price of the Company’s common shares during the quarter ended March 31, 2010 and 2009.

Note 7 – Comprehensive Income (Loss)

The Company’s only item of “other comprehensive (loss) income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive (loss) income is calculated in the following table:

	Three Months Ended March 31,
(in thousands)	2010	2009

Net income (loss) available to common shareholders	$(395)	$209
Other comprehensive income	8	20
Comprehensive income (loss)	$(387)	$229

Note 8 – Impaired Loans

Impaired loans were $11.6 million and $5.3 million at March 31, 2010 and December 31, 2009, respectively. The $6.3 million increase in impaired loans consisted of additional impaired loans offset with loans no longer classified as impaired or charged off.  The total number of impaired loans increased to 17 loans as of March 31, 2010 from 15 loans as of December 31, 2009.  Estimated specific reserves for impairment of $889,000 and $514,000, respectively, were recognized on impaired loans in assessing the adequacy of the allowance for loan losses at March 31, 2010 and December 31, 2009.

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired.  At March 31, 2010 and December 31, 2009, the Company had $3.0 million and $845,000, respectively, of loans that were modified in troubled debt restructurings and considered impaired.  In addition to these amounts, the Company had no troubled debt restructurings as of March 31, 2010 and $538,000 as of December 31, 2009 that were performing in accordance with their modified loan terms.

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

In addition, pursuant to the Certificate of Designation, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock is subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

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

In April 2010, the Company’s Board declared a quarterly dividend on the Series A Preferred Stock, of $59,762 which is payable May 17, 2010.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including lines of credit, totaled $9.6 million and $11.4 million at March 31, 2010 and December 31, 2009, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $2.8 million and $3.6 million at March 31, 2010 and December 31, 2009, respectively.  These amounts are excluded from loan balances.

ITEM 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses,  write-down assets; change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Memorandum of Understanding entered into with the Office of Thrift Supervision, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

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

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets.   An independent loan review was conducted by the

Bank mid-year 2008 and a follow-up review completed in March 2009.  As of March 31, 2010, the Bank’s Tier-1 (Core) Leverage Ratio was 9.81% (1.81% over the new required minimum) and Risk-Based Capital Ratio was 12.99%, (0.99% over the new required minimum). While we believe we are currently in compliance with the terms of the MOU, if we fail to comply with these terms, the OTS could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

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

Other real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

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

As of March 31, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed Balance Sheets) of approximately $350,000 on both dates.  During the first quarter of 2010, the Company recorded an additional valuation allowance of $141,000 for a total valuation allowance of $1.1 million against its net deferred tax asset of $1.4 million due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.  Management believes it is more likely than not that these tax benefits will be realized which would result in a reversal of the deferred tax valuation allowance.

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent broker on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

However, the Company can give no assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

Financial Condition

Total assets of the Company at March 31, 2010 were $176.8 million, a decrease of $1.5 million or 0.8%, from $178.3 million at December 31, 2009.  The decrease is primarily the result of a decrease in interest earning deposits in banks and loans.

Loans (excluding loans held for sale) were $156.5 million at March 31, 2010, a $1.6 million, or 1.0%, decrease from $158.1 million at December 31, 2009.  The decline in the first quarter of fiscal 2010 was primarily in commercial business ($1.0 million, or 5.2%) and home equity ($1.0 million, or 5.8%) offset with an increase in permanent commercial nonresidential loans ($1.3 million, or 2.1%). The commercial non-residential balances increased as a result of new loan originations and an increase in draws under previously approved credits.  The commercial business loans declined as a result of payoffs and a lower demand for non-real estate business loans.

Loans are summarized by category in the following table:

(in thousands)	March 31, 2010	December 31, 2009
Real estate:
Permanent:
One-to-four-family	$ 33,067	$ 33,787
Multifamily	1,725	1,736
Commercial nonresidential	65,792	64,453
Land	10,018	9,697
Total permanent real estate	110,602	109,673
Construction:
One-to-four-family	3,079	3,050
Commercial nonresidential	2,634	2,637
Total construction	5,713	5,687
Commercial business	18,830	19,856
Consumer:
Home equity	15,560	16,522
Boat	3,839	4,287
Automobile	1,196	1,269
Other	790	814
Total consumer	21,385	22,892
Loans	$156,530	$158,108

Loans held for sale	$824	$55

Deposits decreased $5.4 million, or 3.6%, to $142.9 million at March 31, 2010, compared with $148.2 million at December 31, 2009.  The decline in the first quarter of 2010 was primarily in money market accounts ($2.3 million, or 8.0%) and interest bearing demand ($1.5 million, 4.7%).

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS brokered deposits of $2.6 million at March 31, 2010 and $1.7 million at December 31, 2009.

Results of Operations

Net (Loss) Income.  Net loss excluding the preferred stock dividend and discount accretion for the first quarter of 2010 was $395,000. After payment of the preferred stock dividend and discount accretion of $60,000, net loss available to common shareholders for the first quarter of 2010 was $470,000, or $(0.72) per common share.   Net income for the first quarter ended March 31, 2009 was $163,000, or $0.25 per diluted share.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009	Income Incr. (Decr.)

Net interest income	$ 2,074	$ 2,132	$ (58)
Noninterest income, excluding mortgage banking income	267	266	1
Mortgage banking income	95	230	(135)
Provision for loan losses	(721)	(60)	(661)
Noninterest expense	(2,110)	(2,222)	112
(Loss) Income before income tax	(395)	346	(741)
Income tax expense	-	(137)	137
Net (loss) income	$ (395)	$ 209	$ (604)

Net Interest Income.  Net interest income for the first quarter of 2010 decreased $58,000 (2.7%) compared with the first quarter of 2009.  Average loans decreased $13.6 million (8.0%) to $157.0 million for the first quarter of 2010 compared with $170.6 million for the first quarter of 2009.  At the same time, the yield on average interest earning assets decreased 16 basis points (“bp”) for the first quarter of 2010 to 5.92% compared with 6.08% for the first quarter of 2009.  For loans, the largest component of earning assets, the yield decreased 16 bp for the first quarter of 2010 to 6.04% compared with 6.20% for the first quarter of 2009.  Average interest bearing deposits decreased $12.0 million (9.4%) to $114.5 million for the first quarter of 2010 compared with $126.5 million for the first quarter of 2009.  The cost of average interest bearing liabilities declined 42 bp to 0.85% for the first quarter of 2010 compared with 1.26% for the first quarter of 2009.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased 39 bp to 4.91% for the first quarter 2010 compared to 4.52% for the first quarter of 2009.

Provision for Loan Losses.  The provisions for loan losses increased to $721,000 for the first quarter of 2010, compared with $60,000 for the first quarter of 2009.  The provisions in both periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $302,000 for the first quarter of 2010, compared with $5,000 net loan recovery for the first quarter of 2009.

Noninterest Income.  Noninterest income for the first quarter of 2010 decreased $134,000 (27.02%) to $362,000 compared with $496,000 for the first quarter of 2009.

Mortgage banking income decreased $135,000 to $95,000 for the first quarter of 2010 compared with $230,000 for the first quarter of 2009.  The decrease is associated with a decline in loans originated and sold due to market conditions.

Noninterest Expense.   Noninterest expense for the first quarter of 2010 decreased $112,000 (5.0%) to $2.1 million compared to $2.2 million the first quarter of 2009.  The decrease is primarily related to a decrease in compensation expense and other real estate owned and repossessed asset expense.

Asset Quality

Nonaccrual loans were $3.0 million at March 31, 2010, compared with $2.9 million at December 31, 2009.

Loans with balances totaling $11.6 million at March 31, 2010 and $5.3 million at December 31, 2009 were considered to be impaired.  The $6.3 million increase in impaired loans consisted of additional impaired loans offset with loans no longer classified as impaired or charged off.  The total number of impaired loans increased to 17 as of March 31, 2010 compared to 15 as of December 31, 2009.  Total estimated impairments of $889,000 and $514,000, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at March 31, 2010 and December 31, 2009.

The largest of the additional loans included in impaired loans at March 31, 2010 was a commercial real estate loan for $2.1 million located in Idaho.

The following table reflects loan balances considered to be impaired by asset type at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Residential real estate	$ 576	$ 541
Commercial real estate	6,638	909
Land	3,263	3,263
Construction - residential	-	180
Construction – commercial	747	209
Consumer	60	212
Commercial business	339	28
Total impaired loans	$11,623	$5,342

At March 31, 2010, 79% of impaired loans totaling $9.1 million included loans to eight borrowers. Additional information regarding these eight borrowers, by market area as of March 31, 2010 is provided in the following table:

			Loan Balance March 31, 2010
Loan Type	Description	Market Area	(in thousands)
Land	Residential land development project	Oregon	1,321
Land	Land	Alaska	1,942
Residential real estate	Residential real estate	California	576
Commercial Real Estate	Commercial Real Estate	Idaho	2,079
Commercial Real Estate	Commercial Real Estate	Alaska	843
Commercial Real Estate	Commercial Real Estate	Alaska	865
Commercial Real Estate	Commercial Real Estate	Idaho	538
Commercial Real Estate	Commercial Real Estate	Alaska	978
Total – Impaired Loans of eight largest borrowers			$ 9,142

The Bank had $2.9 million of other real estate owned and repossessed assets at March 31, 2010 and had $2.6 million of other real estate owned and repossessed assets at December 31, 2009.

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

In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $44.2 million and $44.6 million at March 31, 2010 and December 31, 2009, respectively.  The line is secured by a blanket pledge of the Bank’s assets.  At March 31, 2010 and December 31, 2009, there was $12.9 million and $9.8 million outstanding on the line, respectively.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents decreased $727,000 to $6.2 million as of March 31, 2010, from $6.9 million as of December 31, 2009.  Net cash provided by operating activities was $1.2 million for the first quarter of 2010.  Net cash of $371,000 provided by investing activities during the first quarter of 2010 consisted principally of a net decrease in loan originations, net of principal pay downs.  The $2.3 million of cash used in financing activities during the first quarter of 2010 primarily consisted of a $5.4 million net decrease in deposits, offset by $3.1 million proceeds from a net increase in FHLB advances.

At March 31, 2010, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary.  The Bank exceeded all of its regulatory capital requirements at March 31, 2010.  See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-01, Accounting for Distributions for Shareholders with Components of Stock and Cash. The objective of this Update is to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earnings per share (EPS) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, applied on a retrospective basis. Adoption of this Update did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics; Technical Corrections to SEC Paragraphs. This Update represents technical corrections to SEC paragraphs that were included in previously issued accounting standards. The amendments in this Update were effective upon issuance. Adoption of this Update did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation; Escrowed Share Arrangements and the Presumption of Compensation. This Update codifies Emerging Issues Task Force (EITF) Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, and clarifies SEC Staff views on overcoming the presumption  that for certain shareholders these arrangements represent compensation. Historically, the SEC has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory, equivalent to a reverse stock split followed by the grant of a restricted stock award under a performance-based plan. However, in some cases the presumption of compensation can be overcome, depending on the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. In such cases, the arrangement should be recognized and measured according to its nature, not necessarily as compensation expense. This Update was effective upon issuance and did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. The Update clarifies the new codified guidance on accounting and reporting in a number of areas. The amendments in this Update were effective for the first reporting period (including interim periods) beginning after issuance and had no impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events; Amendments to Certain Recognition and Disclosure Requirements. In order to avoid conflict with SEC requirements, this Update removes the requirement for an SEC filer to disclose in the financial statements the date through which subsequent events have been evaluated for disclosure in the financial statements. This amendment was effective upon issuance and had no impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-10, Consolidation; Amendments for Certain Investment Funds. This Update changes the effective date of the recent amendments to the consolidation requirements in Topic 810 for certain entities until U.S. and international accounting standard-setting Boards can develop consistent guidance on principal and agent relationships as part of the joint consolidation project. This amendment was effective upon issuance and had no impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging; Scope Exception Related to Embedded Credit Derivatives. This Update provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivates scope exception in the original guidance. This amendment was effective at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this amendment will have no impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Not Applicable

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of March 31, 2010 is effective.

(b) Changes in Internal Controls:  In the quarter ended March 31, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At March 31, 2010, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

  Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, except that the following risk factors are added to those previously contained in the Form 10-K:

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

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions as a result of recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for the first quarter of 2010 was $89,000.

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

A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, Alaska Pacific Bank and Alaska Pacific Bancshares, Inc’s primary federal regulator, which would require Alaska Pacific Bancshares, Inc. to become a bank holding company.

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure.  The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the Office of Thrift Supervision, by merging it into the Comptroller of the Currency (the primary federal regulator for national banks).  The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  As a result, Alaska Pacific Bancshares, Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Alaska Pacific Bancshares, Inc. is not currently subject to as a savings and loan holding company.  In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Our investment in Federal Home Loan Bank stock may be impaired.

At March 31, 2010, we owned $1.8 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.   As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

  None

Item 5.	Other Information

None

Item 6.        Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Statement of Establishment and Designations of Series of Preferred Stock for the Series A Preferred Stock (2)
3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)
4.1	Warrant For Purchase of shares of Common Stock (2)
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
(3)
Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827), except for amended Article III, Section 2, which was incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004

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

Alaska Pacific Bancshares, Inc

May 17, 2010	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

May 17, 2010	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

43