Form 10-Q/A
period 2010-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2010-05-21
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, initially filed with the Securities and Exchange Commission on May 17, 2010. (“Original Form 10-Q”), is being filed to include Exhibit 18 that was inadvertently omitted from the filing.  No other changes to the Original Form 10-Q have been made.

Item 6.  Exhibits

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Statement of Establishment and Designations of Series of Preferred Stock for the Series A Preferred Stock (2)
3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)
4.1	Warrant For Purchase of shares of Common Stock (2)
4.2
Letter Agreement dated February 6, 2009 between Alaska Pacific Bancshares, Inc.
and United States Department of the Treasury, will respect to the issuance and sale of the Series A Preferred Stock and the Warrant(2)

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with John E. Robertson (6)
10.6	Severance Agreement with Leslie D. Dahl (9)
10.7	Severance Agreement with Christopher P. Bourque (98)
10.8	Alaska Federal Savings Bank 401(k) Plan (1)
10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.13	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
18	Moss Adams LLP Letter Regarding Change in Accounting Principles
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

May 21, 2010	/s/Craig E. Dahl
Date	Craig E. Dahl
President and
Chief Executive Officer

May 21, 2010	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

18	Moss Adams LLP Letter Regarding Change in Accounting Principles
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

7