Form 10-Q
period 2010-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2010-08-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

___	Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 654,486   shares outstanding on August 1, 2010

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands except share data)	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Cash and due from banks	$5,647	$6,273
Interest-earning deposits in financial institutions	369	669
Total cash and cash equivalents	6,016	6,942
Investment securities available for sale, at fair value (amortized cost: June 30, 2010 - $2,302; December 31, 2009 - $2,536)	2,405	2,606
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	1,267	55
Loans	157,287	158,108
Less allowance for loan losses	(2,201)	(1,786)
Loans, net	155,086	156,322
Interest receivable	611	698
Premises and equipment, net	2,694	2,816
Other real estate owned and repossessed assets	2,905	2,598
Other assets	4,848	4,487
Total Assets	$177,616	$178,308

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$30,393	$27,416
Interest-bearing demand	32,346	32,474
Money market	26,471	28,982
Savings	18,956	19,170
Certificates of deposit	37,901	40,175
Total deposits	146,067	148,217
Federal Home Loan Bank advances	9,100	9,834
Advances from borrowers for taxes and insurance	1,683	751
Accounts payable and accrued expenses	1,162	379
Interest payable	269	307
Other liabilities	492	140
Total liabilities	158,773	159,628
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at June 30, 2010 and at December 31, 2009)	4,529	4,497
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at June 30, 2010 and at December 31, 2009)	7	7
Additional paid-in capital	6,458	6,446
Treasury stock	(11)	(11)
Retained earnings	7,799	7,699
Accumulated other comprehensive income	61	42
Total shareholders’ equity	18,843	18,680
Total Liabilities and Shareholders’ Equity	$177,616	$178,308

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest Income
Loans	$2,391	$2,558	$4,761	$5,204
Investment securities	23	34	48	71
Interest-earning deposits with financial institutions	-	1	-	3
Total interest income	2,414	2,593	4,809	5,278
Interest Expense
Deposits	223	363	465	763
Federal Home Loan Bank advances	69	160	148	313
Total interest expense	292	523	613	1,076
Net Interest Income	2,122	2,070	4,196	4,202
Provision for loan losses	292	90	1,013	150
Net interest income after provision for loan losses	1,830	1,980	3,183	4,052
Noninterest Income
Mortgage servicing income	79	47	128	92
Service charges on deposit accounts	181	190	349	356
Other service charges and fees	72	75	122	130
Mortgage banking income	105	221	200	451
Total noninterest income	437	533	799	1,029
Noninterest Expense
Compensation and benefits	1,140	1,199	2,325	2,441
Occupancy and equipment	315	347	653	710
Data processing	57	62	115	126
Professional and consulting fees	162	149	290	295
Marketing and public relations	73	78	130	135
Real estate owned and repossessed assets, net	(15)	72	(16)	113
FDIC assessment	82	90	171	142
Other	258	283	514	540
Total noninterest expense	2,072	2,280	4,182	4,502
Income (loss) before income tax	195	233	(200)	579
Provision for income taxes	-	93	-	230
Net income (loss)	$195	$140	$(200)	$349
Preferred stock dividend and discount accretion
Preferred stock dividend	29	59	89	96
Preferred stock discount accretion	17	15	32	24
Net income (loss) applicable to common shareholders	$149	$66	$(321)	$229

Income (Loss) per common share:
Basic	$0.23	$0.10	$(0.49)	$0.35
Diluted	0.23	0.10	(0.49)	0.35
Common stock cash dividends declared per share	-	-	-	-

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Operating Activities
Net income (loss)	$(200)	$349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,013	150
Depreciation and amortization	150	170
Amortization of fees, discounts, and premiums, net	(79)	(118)
Stock compensation expense	12	10
Loss on sale or impairment of repossessed assets	28	47
Mortgage banking income	200	451
Loans originated for sale	(11,554)	(18,405)
Proceeds from sale of loans originated for sale	10,142	19,747
Cash provided by changes in operating assets and liabilities:
Interest receivable	87	53
Other assets	47	(188)
Advances from borrowers for taxes and insurance	932	1,057
Interest payable	(38)	28
Accounts payable and accrued expenses	783	192
Other liabilities	321	(128)
Net cash provided by operating activities	1,844	3,415
Investing Activities
Maturities and principal repayments of investment securities available for sale	229	385
Loan originations, net of principal repayments	(351)	1,437
Proceeds from sale of real estate owned and repossessed assets	322	292
Purchase of premises and equipment	(28)	(27)
Net cash provided by investing activities	172	2,087
Financing Activities
Proceeds from issuance of preferred stock and common stock warrants	-	4,781
Stock issuance costs paid	-	(41)
Net decrease in Federal Home Loan Bank advances	(734)	(143)
Net increase in demand and savings deposits	124	5,279
Net decrease in certificates of deposit	(2,274)	(14,739)
Cash dividends paid	(58)	(65)
Net cash used in financing activities	(2,942)	(4,928)
Increase (Decrease) in cash and cash equivalents	(926)	574
Cash and cash equivalents at beginning of period	6,942	9,402
Cash and cash equivalents at end of period	$6,016	$9,976
Supplemental information:
Cash paid for interest	$651	$1,048
Net cash paid for (received from) income taxes	(792)	179
Loans foreclosed and transferred to repossessed assets	657	-
Net change in fair value of securities available for sale, net of tax	19	18
Cumulative adjustment – change in accounting principle	421	-
Accrued TARP dividends	-	31
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the interim periods ended June 30, 2010 and 2009, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss).

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Transfers and servicing of financial assets:
The Company generally retains the right to service mortgage loans sold to others. Prior to January 1, 2010, the Company accounted for mortgage servicing rights retained as a separate asset and, amortized the mortgage servicing rights retained in proportion to and over the period of estimated net servicing income.

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company. Accordingly, the Company began reporting mortgage servicing rights under the fair value measurement method, effective January 1, 2010, in accordance with ASC 860-50, Servicing Assets and Liabilities.  Under this newly applied standard, servicing assets are measured at fair value at each reporting date and the changes in fair value are reported in earnings in the period during which the changes occur.  Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the type of loan, origination date, and term of the underlying loans.

Note 2 – Mortgage Loan Servicing

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company in order to improve consistency and comparability in financial reporting.  Subsequent changes in fair value will be reported in earnings in the period in which the change occurs.  Upon adoption, management determined the carrying value of servicing assets was approximately $421,000 lower than the fair value.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights (MSR) obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. A cumulative effect adjustment of $421,000 has been recorded to retained earnings effective  January 1, 2010 for this change in accounting principle.  The balance of retained earnings as of January 1, 2010 as restated is $19.1 million.  Upon adoption, there was no impact to net income, earnings per share, or any prior years retained earnings.  During the year ended December 31, 2009, the change in carrying value was reported in earnings, and is included under the caption “Other service charges and fees” in the accompanying Consolidated Statements of Operations. As of June 30, 2010 and 2009, mortgage servicing assets was reported in assets and is included under the caption “Other assets” in the accompanying Consolidated Balance Sheets.  The change in balance of mortgage servicing assets is included in the following table:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2010	2010

Balance beginning of period	$1,232	$813
Additions to servicing assets	46	85
Disposals of servicing assets	(45)	(87)
Fair value adjustment	9	430
Balance end of period	$1,242	$1,242

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain (Losses) for three months ended
	(in thousands)
June 30, 2010:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,317	$-	$2,317	$-	$101
U.S. government agencies	88	-	88	-	1
Mortgage servicing rights	1,242	-	-	1,242	9

Non-recurring:
Impaired loans	1,502	-	-	1,502	-
Other real estate owned and repossessed assets	2,905	-	-	2,905	-

December 31, 2009:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,514	$-	$2,514	$-	$69
U.S. government agencies	92	-	92	-	1
Mortgage servicing rights	1,234	-	-	1,234	-

Non-recurring:
Impaired loans	1,408	-	-	1,408	-
Other real estate owned and repossessed assets	2,598	-	-	2,598	503

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

MSR are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. These assets are recorded at fair value.

Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans that had a reserve for specific impairment or partial charge off were $2.3 million at June 30, 2010 with estimated reserves for impairment of $759,000.

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

The following information presents fair value disclosures as of June 30, 2010 and December 31, 2009.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(in thousands)	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$6,016	$6,016	$6,942	$6,942

Federal Home Loan Bank of Seattle stock	1,784	1,784	1,784	1,784
Loans, including held for sale	158,554	136,205	158,163	166,184
Interest receivable	611	611	698	698

Financial Liabilities
Demand and savings deposits	108,166	108,166	108,042	108,042

Certificates of deposit	37,901	38,837	40,175	40,230
FHLB Advances	9,100	9,379	9,834	10,082
Interest payable	269	269	307	307

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and interest receivable:  The fair value of cash and cash equivalents and accrued interest receivable is estimated to be equal to the carrying value, due to their short-term nature.

FHLB stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

Loans:  The fair value of loans is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

Deposits and other liabilities:  For demand and savings deposits and accrued interest payable, fair value is considered to be carrying value.  The fair values of fixed-rate certificates of deposit and FHLB advances are estimated using present value methods and current offering rates for such deposits and advances.

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:
Mortgage-backed securities:	$2,215	$103	$(2)	$2,317
U.S. government agencies	87	1	-	88
Total	$2,302	$104	$(2)	$2,405

December 31, 2009:
Mortgage-backed securities:	$2,445	$81	$(12)	$2,514
U.S. government agencies	91	1	-	92
Total	$2,536	$82	$(12)	$2,606

Impaired investment securities (those with unrealized losses) at June 30, 2010 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$353	$(1)	$157	$(1)	$510	$(2)
Total	$353	$(1)	$157	$(1)	$510	$(2)

Impaired investment securities (those with unrealized losses) at December 31, 2009 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12	-	$571	$(12)	$583	$(12)
Total	$12	-	$571	$(12)	$583	$(12)

Five investment securities with unrealized losses at June 30, 2010 were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual investment securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary.

No investment securities were designated as held to maturity at June 30, 2010 or December 31, 2009.

All investment securities, with the exception of one, at June 30, 2010 have final contractual maturities of more than five years.  Actual maturities may vary due to prepayment of the underlying loans.

At June 30, 2010, investment securities with an amortized cost of $2.8 million and market value of $2.8 million were pledged to secure public funds deposited with the Bank.

There were no sales of investment securities during the quarter ended June 30, 2010 or December 31, 2009.  The Bank does not have investment securities trading portfolio or investment securities held to maturity.

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

 The unrealized losses on obligations of states and municipalities were caused by changes in market interest rates subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which were in an unrealized loss position as of June 30, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

 At June 30, 2010, the Bank owned $1.8 million of stock of the FHLB. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of riskbased capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s privatelabel mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 - Capital Compliance

On January 7, 2009 the Office of Thrift Supervision (“OTS”) finalized an informal regulatory agreement (a memorandum of understanding or “MOU”) which was reviewed and approved by the Board of Directors of Alaska Pacific Bank on December 19, 2008.   The MOU specifically requires the Bank to submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12%.  As of June 30, 2010, the Bank’s Tier-1 (Core) Leverage Ratio was 9.91% (1.91% over the minimum required under the MOU) and its Risk-Based Capital Ratio was 13.11%, (1.11% over the minimum required under the MOU).  See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the MOU.

In addition, pursuant to additional restrictions imposed on the Company and the Bank by the OTS, the Company has suspended its dividend payment on its Series A Preferred Stock issued under the TARP Capital Purchase Plan and its common stock for the June 30, 2010 quarter.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At June 30, 2010, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements and was categorized as “well capitalized” under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at June 30, 2010:

(dollars in thousands)
June 30, 2010:
Tangible Capital:
Actual	$17,574	9.91%
Required	2,659	1.50
Excess	$14,915	8.41%

Core Capital:
Actual	$17,574	9.91%
Required	7,092	4.00
Excess	$10,482	5.91%

Total Risk-Based Capital:
Actual	$19,017	13.11%
Required	11,604	8.00
Excess	$7,413	5.11%

December 31, 2009:
Tangible Capital:
Actual	$17,237	9.70%
Required	2,666	1.50
Excess	$14,571	8.20%

Core Capital:
Actual	$17,237	9.70%
Required	7,110	4.00
Excess	$10,127	5.70%

Total Risk-Based Capital:
Actual	$18,508	12.84%
Required	11,531	8.00
Excess	$6,977	4.84%

Note 6 – Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period less treasury stock. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from stock options, determined by the treasury stock method.

	Three Months Ended June 30,
	2010	2009
Net income	$195,000	$140,000
Preferred stock dividend accrual	(29,000)	(59,000)
Preferred stock discount accretion	(17,000)	(15,000)
Net income available to common shareholders	$149,000	$66,000

Weighted average common shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Weighted average common shares outstanding	654,486	654,486

Net incremental shares	-	-
Weighted average common shares outstanding and incremental shares	654,486	654,486

Earnings per common share
Basic	$0.23	$0.10
Diluted	$0.23	$0.10

	Six Months Ended June 30,
	2010	2009
Net income (loss)	$(200,000)	$349,000
Preferred stock dividend accrual	(89,000)	(96,000)
Preferred stock discount accretion	(32,000)	(24,000)
Net income (loss) available to common shareholders	$(321,000)	$229,000

Weighted average common shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Weighted average common shares outstanding	654,486	654,486

Net incremental shares	-	-
Weighted average common shares outstanding and incremental shares	654,486	654,486

(Loss) earnings per common share
Basic	$(0.49)	$0.35
Diluted	$(0.49)	$0.35

Options to purchase an additional 54,188 and shares of common stock were not included in the computation of diluted earnings per share as of June 30, 2010 and 2009 because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  In addition, the warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was not included in the computation of diluted EPS as of June 30, 2010 and 2009 because the warrant’s exercise price was greater than the average market price of the Company’s common shares during the quarter ended June 30, 2010 and 2009.

Note 7 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income is calculated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) available to common shareholders	$195	$140	$(200)	$349
Other comprehensive income (loss)	11	(2)	19	18
Comprehensive income	$206	$138	$181	$367

Note 8 – Impaired Loans

Impaired loans were $11.5 million and $5.3 million at June 30, 2010 and December 31, 2009, respectively. The $6.2 million increase in impaired loans consisted primarily of additional commercial real estate loans classified as impaired.  The total number of impaired loans increased to 19 loans as of June 30, 2010 from 15 loans as of December 31, 2009.  Estimated specific reserves for impairment of $759,000 and $514,000, respectively, were recognized on impaired loans in assessing the adequacy of the allowance for loan losses at June 30, 2010 and December 31, 2009.

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired.  At June 30, 2010 and December 31, 2009, the Company had $3.1 million and $845,000, respectively, of loans that were modified in troubled debt restructurings and considered impaired.  Included in these amounts, the Company had $3.1 million troubled debt restructurings as of June 30, 2010 and $538,000 as of December 31, 2009 that were performing in accordance with their modified loan terms.

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

The Company has suspended its dividend payment on its Series A Preferred Stock issued under the TARP Capital Purchase Plan and its common stock for the June 30, 2010 quarter, pursuant to additional restrictions imposed on the Company and the Bank by the OTS.  There can be no assurances that our regulators will approve such payments or dividends in the future.   The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due.  If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including lines of credit, totaled $8.6 million and $11.4 million at June 30, 2010 and December 31, 2009, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1.9 million and $3.6 million at June 30, 2010 and December 31, 2009, respectively.  These amounts are excluded from loan balances.

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses,  write-down assets; change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Memorandum of Understanding entered into with the Office of Thrift Supervision, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations including the possibility of a formal enforcement action such as a cease and desist order; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
On July 21, 2011 (unless extended for up to six additional months), transfer the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, to the Office of the Comptroller of the Currency, and transfer the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Company, to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies beginning July 21, 2015.

•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending our competitors’ responses.

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

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets.   An independent loan review was conducted by the Bank mid-year 2008 and a follow-up review completed in March 2009.  As of June 30, 2010, the Bank’s Tier-1 (Core) Leverage Ratio was 9.91% (1.91% over the new required minimum) and Risk-Based Capital Ratio was 13.11%, (1.11% over the new required minimum). While we believe we are currently in compliance with the terms of the MOU, if we fail to comply with these terms, the OTS could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

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

As of June 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed Balance Sheets) of approximately $350,000 on both dates.  As of June 30, 2010 the Company has a total valuation allowance of $1.1 million against its net deferred tax asset of $1.4 million due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

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

Financial Condition

Total assets of the Company at June 30, 2010 were $177.6 million, a decrease of $692,000 or 0.4%, from $178.3 million at December 31, 2009.  The decrease is primarily the result of a decrease in loans.

Loans (excluding loans held for sale) were $157.3 million at June 30, 2010, a $821,000, or 0.5%, decrease from $158.1 million at December 31, 2009.  The decline in the first half of fiscal 2010 was primarily the result of a decline in permanent one-to-four-family loans and ($2.7 million, or 8.1%) and home equity ($1.4 million, or 8.2%) which was offset with an increase in commercial business loans ($2.5 million, or 12.6%). The commercial business loan balances increased as a result of new loan originations and an increase in draws under previously approved credits.

Loans are summarized by category in the following table:

(in thousands)	June 30, 2010	December 31, 2009
Real estate:
Permanent:
One-to-four-family	$31,050	$33,787
Multifamily	1,713	1,736
Commercial nonresidential	66,068	64,453
Land	8,971	9,697
Total permanent real estate	107,802	109,673
Construction:
One-to-four-family	2,830	3,050
Commercial nonresidential	2,423	2,637
Total construction	5,253	5,687
Commercial business	22,367	19,856
Consumer:
Home equity	15,163	16,522
Boat	4,044	4,287
Automobile	1,174	1,269
Other	1,484	814
Total consumer	21,865	22,892
Loans	$157,287	$158,108

Loans held for sale	$1,267	$55

Deposits decreased $2.1 million, or 1.4%, to $146.1 million at June 30, 2010, compared with $148.2 million at December 31, 2010.  The decline in the first half of 2010 was primarily in money market accounts of $2.5 million, or (8.7%) and certificates of deposit $2.3 million, or (5.7%).

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS brokered deposits of $1.6 million at June 30, 2010 and $1.7 million at December 31, 2009.

Total shareholders’ equity increased by $163,000 (0.9%) to $18.8 million at June 30, 2010 from $18.7 million at December 31, 2009.  The increase was primarily attributable to a $421,000 cumulative effect adjustment to retained earnings due to a change in accounting principle for measuring mortgage loan servicing assets.

As previously noted, pursuant to additional restrictions imposed on the Company and the Bank by the OTS, the Company has suspended its dividend payment on its Series A Preferred Stock held by the Treasury. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date.  Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the condensed consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock.

If the Company misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s board of directors until all accrued but unpaid dividends have been paid.

In connection with additional restrictions imposed on the Company and the Bank by the OTS, the Company has suspended its dividend payment on its common stock for the June 30, 2010 quarter.  The Company’s ability to pay dividends with respect to common stock is subject to obtaining approval from the OTS and the Treasury and is restricted until the obligations under the Series A Preferred Stock are brought current.

Results of Operations

Net Income.  Net income excluding the preferred stock dividend and discount accretion for the second quarter of 2010 and 2009 was $195,000 and $140,000, respectively.  After preferred stock dividend and discount accretion of $46,000 and $74,000, net income available to common shareholders for the second quarter of 2010 and 2009 was $149,000 and $66,000, or $0.23 and $0.10 per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	Income Incr. (Decr.)	2010	2009	Income Incr. (Decr.)

Net interest income	$2,122	$2,070	$52	$4,196	$4,202	$(6)
Noninterest income, excluding mortgage banking income	332	312	20	599	578	21
Mortgage banking income	105	221	(116)	200	451	(251)
Provision for loan losses	(292)	(90)	(202)	(1,013)	(150)	(863)
Noninterest expense	(2,072)	(2,280)	208	(4,182)	(4,502)	320
Income (Loss) before income tax	195	233	(38)	(200)	579	(779)
Income tax expense	-	(93)	93	-	(230)	230
Net income (loss)	$195	$140	$55	$(200)	$349	$(549)

Net Interest Income.  Net interest income for the second quarter of 2010 increased $52,000 (2.5%) compared with the second quarter of 2009.  For the first half of 2010, net interest income decreased $6,000 (0.1%) compared with the first half of 2009.  Average loans decreased $13.0 million (7.7%) to $155.9 million for the second quarter of 2010 compared to $168.9 million for  the second quarter of 2009.  At the same time, the overall yield on average interest earning assets increased seven basis points (“bp”) for the second quarter to 6.01% compared to 5.94% for the second quarter of 2009.  For loans, the largest component of earning assets, the yield increased eight bp to 6.13% compared to 6.05% for the second quarter of 2009.  Average interest bearing deposits decreased $3.9 million (3.3%) to $113.9 million for the second quarter of 2010 compared to $117.8 million for the second quarter of 2009.  The cost of average interest bearing liabilities declined 45bp to 0.78% for the second quarter of 2010 compared to 1.23% for the second quarter of 2009.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased  69 bp to 5.08% for the second quarter 2010 compared to 4.39% for the second quarter of 2009.

Provision for Loan Losses.  The provisions for loan losses increased to $292,000 for the second quarter of 2010, compared with $90,000 for the second quarter of 2009.  For the six months ended June 30, 2010, the provision for loan losses increased to $1.0 million, compared to $150,000 for the comparable period in 2009.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $296,000 for the second quarter of 2010, compared with a net loan recovery of $20,000 for the second quarter of 2009.

Noninterest Income.  Noninterest income for the second quarter of 2010 decreased $96,000 (18.0%) to $437,000 compared with $533,000 for the second quarter of 2009.  For the six months ended June 30, 2010, noninterest income decreased $230,000 (22.3%) to $799,000 compared with $1.0 million for the comparable period in 2009.

The decrease during the three and six month periods of 2010 are primarily attributable to a decrease in mortgage banking income.  Mortgage banking income decreased $116,000 to $105,000 for the second quarter of 2010 compared with $221,000 for the second quarter of 2009.  For the six months ended June 30, 2010, mortgage banking income decreased $251,000 to $200,000 compared to $451,000 for the comparable period in 2009.  The decrease during the three and six month periods is associated with a decline in loans originated and sold due to market conditions.

Noninterest Expense.   Noninterest expense for the second quarter of 2010 decreased $208,000 (9.1%) to $2.1 million compared to $2.3 million the second quarter of 2009.  For the six months ended June 30, 2010, noninterest expense decreased $320,000 (7.1%) to $4.2 million compared to $4.5 million for the comparable period in 2009.  The decrease is primarily related to a decrease in compensation expense and other real estate owned and repossessed asset expense.

Asset Quality

Nonaccrual loans were $2.1 million at June 30, 2010, compared with $2.9 million at December 31, 2009.

Loans with balances totaling $11.5 million at June 30, 2010 and $5.3 million at December 31, 2009 were considered to be impaired.  The $6.2 million increase in impaired loans consisted primarily of additional commercial real estate loans classified as impaired.  The total number of impaired loans increased to 19 as of June 30, 2010 compared to 15 as of December 31, 2009.  Total estimated impairments of $759,000 and $514,000, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at June 30, 2010 and December 31, 2009.

The largest of the additional loans included in impaired loans at June 30, 2010 was a commercial real estate loan for $2.5 million located in Alaska.

The following table reflects loan balances considered to be impaired by asset type at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Residential real estate	$603	$541
Commercial real estate	7,162	909
Land	3,233	3,263
Construction - residential	-	180
Construction – commercial	-	209
Consumer	101	212
Commercial business	385	28
Total impaired loans	$11,484	$5,342

At June 30, 2010, 93% of impaired loans totaling $10.7 million included loans to eight borrowers. Additional information regarding these seven borrowers, by market area as of June 30, 2010 is provided in the following table:

			Loan Balance June 30, 2010
Loan Type	Description	Market Area	(in thousands)
Land	Residential land development project	Oregon	1,291
Land	Land	Alaska	1,942
Residential real estate	Residential real estate	California	572
Commercial Real Estate	Commercial Real Estate	Idaho	2,075
Commercial Real Estate	Commercial Real Estate	Alaska	2,454
Commercial Real Estate	Commercial Real Estate	Alaska	839
Commercial Real Estate	Commercial Real Estate	Idaho	536
Commercial Real Estate	Commercial Real Estate	Alaska	978
Total – Impaired Loans of eight largest borrowers			$ 10,687

The Bank had $2.9 million of real estate owned and repossessed assets at June 30, 2010, 2010 and had $2.6 million of real estate owned and repossessed assets at December 31, 2009.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $44.4 million and $44.6 million at June 30, 2010 and December 31, 2009, respectively.  The line is secured by a blanket pledge of the Bank’s assets.  At June 30, 2010 and December 31, 2009, there was $9.1 million and $9.8 million outstanding on the line, respectively.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents decreased $926,000 to $6.0 million as of June 30, 2010, from $6.9 million as of December 31, 2009.  Net cash provided by operating activities was $1.8 million for the first half of 2010.  Net cash of $172,000 provided by investing activities during the first half of 2010 consisted principally of proceeds from real estate owned and repossessed assets.  The $2.9 million of cash used in financing activities during the second quarter of 2010 primarily consisted of a $2.2 million net decrease in certificates of deposit.

At June 30, 2010, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company is not subject to any regulatory capital requirements separate from its banking subsidiary.  The Bank exceeded all of its regulatory capital requirements at June 30, 2010.  See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a rollforward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of June 30, 2010 is effective.

(b) Changes in Internal Controls:  In the quarter ended June 30, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                                                                                                    OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At June 30, 2010, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and in the Form 10-Q for the period ended March 31, 2010.

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

The Board of Directors and management of the Bank do not believe that the MOU will constrain the Bank’s business plans and that there has already been substantial progress made in satisfying the requirements of the MOU. Management believes that the primary reason that the OTS requested the Bank enter into an MOU with the OTS was specific participation loans that give rise to the high level of classified assets.   An independent loan review was conducted by the Bank mid-year 2008 and a follow-up review completed in March 2009.  As of June 30, 2010, the Bank’s Tier-1 (Core) Leverage Ratio was 9.91% (1.91% over the new required minimum) and Risk-Based Capital Ratio was 13.11%, (1.11% over the new required minimum). While we believe we are currently in compliance with the terms of the MOU, if we fail to comply with these terms, the OTS could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action.

In connection with additional restrictions imposed on the Company and the Bank by the OTS, the Company has suspended its dividend payment on its Series A Preferred Stock issued under the TARP Capital Purchase Plan and its common stock for the June 30, 2010 quarter.  There can be no assurances that our regulators will approve such payments or dividends in the future.   The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due.  If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.

Recently enacted legislation could have a material adverse impact on us.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd Frank-Act, the Bank’s primary regulator, the OTS, will be eliminated and existing federal thrifts, including the Bank, will be subject to regulation and supervision by the Office of Comptroller of the Currency.  Savings and loan holding companies, including the Company, will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. These transfers of regulatory authority will occur on July 21, 2011, unless extended for up to an additional six months.  The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance. One year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on our competitors’ responses, this change could materially increase our interest expense.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this new law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

See discussion in Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”  of Part 1 with respect to cumulative preferred stock dividends in arrears, which discussion is incorporated here by reference.

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

                                                                          Alaska Pacific Bancshares, Inc.

August 13, 2010	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

August 13, 2010	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

42