Form 10-Q
period 2010-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2010-11-15
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 654,486   shares outstanding on November 1, 2010

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands except share data)	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Cash and due from banks	$12,154	$6,273
Interest-earning deposits in financial institutions	692	669
Total cash and cash equivalents	12,846	6,942
Investment securities available for sale, at fair value (amortized cost: September 30, 2010 - $2,202; December 31, 2009 - $2,536)	2,300	2,606
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	1,063	55
Loans	152,099	158,108
Less allowance for loan losses	(2,144)	(1,786)
Loans, net	149,955	156,322
Interest receivable	617	698
Premises and equipment, net	2,646	2,816
Other real estate owned and repossessed assets	2,675	2,598
Other assets	3,579	4,487
Total Assets	$177,465	$178,308

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$32,411	$27,416
Interest-bearing demand	33,656	32,474
Money market	28,274	28,982
Savings	19,572	19,170
Certificates of deposit	37,934	40,175
Total deposits	151,847	148,217
Federal Home Loan Bank advances	5,000	9,834
Advances from borrowers for taxes and insurance	317	751
Accounts payable and accrued expenses	625	379
Interest payable	268	307
Other liabilities	219	140
Total liabilities	158,276	159,628
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at September 30, 2010 and at December 31, 2009)	4,545	4,497
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at September 30, 2010 and at December 31, 2009)	7	7
Additional paid-in capital	6,464	6,446
Treasury stock	(11)	(11)
Retained earnings	8,125	7,699
Accumulated other comprehensive income	59	42
Total shareholders’ equity	19,189	18,680
Total Liabilities and Shareholders’ Equity	$177,465	$178,308

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Interest Income
Loans	$2,370	$2,417	$7,131	$7,621
Investment securities	21	29	69	100
Interest-earning deposits with financial institutions	2	1	2	4
Total interest income	2,393	2,447	7,202	7,725
Interest Expense
Deposits	208	320	673	1,083
Federal Home Loan Bank advances	57	106	205	419
Total interest expense	265	426	878	1,502
Net Interest Income	2,128	2,021	6,324	6,223
Provision (benefit) for loan losses	(1)	2,455	1,012	2,605
Net interest income (loss) after provision for loan losses	2,129	(434)	5,312	3,618
Noninterest Income
Mortgage servicing income	80	46	208	138
Service charges on deposit accounts	164	196	513	552
Other service charges and fees	74	69	196	199
Mortgage banking income	204	81	404	532
Total noninterest income	522	392	1,321	1,421
Noninterest Expense
Compensation and benefits	981	1,132	3,306	3,573
Occupancy and equipment	339	343	992	1,053
Data processing	61	64	176	190
Professional and consulting fees	232	98	522	393
Marketing and public relations	56	68	186	203
Real estate owned and repossessed assets, net	281	103	265	216
FDIC assessment	88	159	259	301
Other	271	301	785	841
Total noninterest expense	2,309	2,268	6,491	6,770
Income (loss) before income tax	342	(2,310)	142	(1,731)
Income tax benefit	-	(899)	-	(669)
Net income (loss)	$342	(1,411)	$142	(1,062)
Preferred stock dividend and discount accretion
Preferred stock dividend paid and payable in arrears	60	60	179	156
Preferred stock discount accretion	16	15	48	39
Net income (loss) applicable to common shareholders	$266	$(1,486)	$(85)	$(1,257)
Income (Loss) per common share:
Basic	$0.41	$(2.27)	$(0.13)	$(1.92)
Diluted	0.37	(2.27)	(0.13)	(1.92)
Common stock cash dividends declared per share	-	-	-	-

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2010	2009
Operating Activities
Net income (loss)	$142	$(1,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,012	2,605
Depreciation and amortization	220	254
Amortization of fees, discounts, and premiums, net	(101)	(153)
Stock compensation expense	18	15
Loss on sale or impairment of repossessed assets	139	29
Mortgage banking income	404	532
Loans originated for sale	(20,534)	(37,844)
Proceeds from sale of loans originated for sale	19,122	39,578
Cash provided by changes in operating assets and liabilities:
Interest receivable	81	96
Other assets	1,318	(1,709)
Advances from borrowers for taxes and insurance	(434)	(404)
Interest payable	(39)	(4)
Accounts payable and accrued expenses	246	(33)
Other liabilities	79	(316)
Net cash provided by operating activities	1,673	1,584
Investing Activities
Maturities and principal repayments of investment securities available for sale	327	566
Loan originations, net of principal repayments	4,806	3,364
Proceeds from sale of real estate owned and repossessed assets	441	803
Purchase of premises and equipment	(50)	(35)
Net cash provided by investing activities	5,524	4,698
Financing Activities
Proceeds from issuance of preferred stock and common stock warrants	-	4,781
Stock issuance costs paid	-	(41)
Net decrease in Federal Home Loan Bank advances	(4,834)	(3,315)
Net increase in demand and savings deposits	5,871	5,526
Net decrease in certificates of deposit	(2,241)	(15,346)
Cash dividends paid	(89)	(125)
Net cash used in financing activities	(1,293)	(8,520)
Increase (Decrease) in cash and cash equivalents	5,904	(2,238)
Cash and cash equivalents at beginning of period	6,942	9,402
Cash and cash equivalents at end of period	$12,846	$7,164
Supplemental information:
Cash paid for interest	$917	$1,506
Net cash paid for (received from) income taxes	(1,202)	533
Loans foreclosed and transferred to repossessed assets	657	3,043
Net change in fair value of securities available for sale, net of tax	17	32
Cumulative adjustment – change in accounting principle	421	-
Accrued TARP dividends	-	31
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for the interim periods ended September 30, 2010 and 2009, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss).

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others. Prior to January 1, 2010, the Company accounted for mortgage servicing rights retained as a separate asset and, amortized the mortgage servicing rights retained in proportion to and over the period of estimated net servicing income.

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company in order to improve consistency and comparability in financial reporting.  Subsequent changes in fair value will be reported in earnings in the period in which the change occurs.  Upon adoption, management determined the carrying value of servicing assets was approximately $421,000 lower than the fair value.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights (MSR) obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. A cumulative effect adjustment of $421,000 has been recorded to retained earnings effective January 1, 2010 for this change in accounting principle.  The balance of retained earnings as of January 1, 2010 as restated was $19.1 million.  Upon adoption, there was no impact to net income, earnings per share, or any prior years retained earnings.  During the year ended December 31, 2009, the change in carrying value was reported in earnings, and is included under the caption “Other service charges and fees” in the accompanying Consolidated Statements of Operations. As of September 30, 2010 and 2009, mortgage servicing assets were reported in assets and are included under the caption “Other assets” in the accompanying Consolidated Balance Sheets.  The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2010	2010

Balance beginning of period	$1,242	$813
Additions to servicing assets	71	156
Disposals of servicing assets	(71)	(158)
Fair value adjustment	48	479
Balance end of period	$1,290	$1,290

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
	(in thousands)
September 30, 2010:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,214	$-	$2,214	$-
U.S. government agencies	86	-	86	-
Mortgage servicing rights	1,290	-	-	1,290

Non-recurring:
Impaired loans	1,489	-	-	1,489
Other real estate owned and repossessed assets	2,230	-	-	2,230

December 31, 2009:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,514	$-	$2,514	$-
U.S. government agencies	92	-	92	-
Mortgage servicing rights	1,234	-	-	1,234

Non-recurring:
Impaired loans	1,408	-	-	1,408
Other real estate owned and repossessed assets	2,598	-	-	2,598

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

MSR are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rate assumptions are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. These assets are recorded at fair value.

Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans that had a reserve for specific impairment or partial charge off were $2.3 million at September 30, 2010 with estimated reserves for impairment of $774,000.

The $2.2 million in other real estate owned and repossessed assets reflected in the table above represents impaired real estate that has been adjusted to fair value. Other real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

The following information presents fair value disclosures as of September 30, 2010 and December 31, 2009.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(in thousands)	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$12,846	$12,846	$6,942	$6,942
Federal Home Loan Bank of Seattle stock	1,784	1,784	1,784	1,784
Loans, including held for sale	153,162	138,449	158,163	166,184
Interest receivable	617	617	698	698

Financial Liabilities
Demand and savings deposits	113,913	113,913	108,042	108,042
Certificates of deposit	37,934	38,518	40,175	40,230
FHLB Advances	5,000	5,281	9,834	10,082
Interest payable	268	268	307	307

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
Mortgage-backed securities:	$2,117	$97	$(1)	$2,213
U.S. government agencies	85	2	-	87
Total	$2,202	$99	$(1)	$2,300

December 31, 2009:
Mortgage-backed securities:	$2,445	$81	$(12)	$2,514
U.S. government agencies	91	1	-	92
Total	$2,536	$82	$(12)	$2,606

Impaired investment securities (those with unrealized losses) at September 30, 2010 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	$-	$151	$(1)	$151	$(1)
Total	$-	$-	$151	$(1)	$151	$(1)

Impaired investment securities (those with unrealized losses) at December 31, 2009 are summarized as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12	-	$571	$(12)	$583	$(12)
Total	$12	-	$571	$(12)	$583	$(12)

Three investment securities with unrealized losses at September 30, 2010 were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual investment securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary.

No investment securities were designated as held to maturity at September 30, 2010 or December 31, 2009.

All investment securities, with the exception of one, at September 30, 2010 have final contractual maturities of more than five years.  Actual maturities may vary due to prepayment of the underlying loans.

At September 30, 2010, investment securities with amortized cost of $2.2 million and market value of $2.3 million were pledged to secure public funds deposited with the Bank.

There were no sales of investment securities during the quarter ended September 30, 2010 or 2009.  The Bank does not have investment securities trading portfolio or investment securities held to maturity.

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

 The unrealized losses on obligations of states and municipalities were caused by changes in market interest rates subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which were in an unrealized loss position as of September 30, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

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

 At September 30, 2010, the Bank owned $1.8 million of stock of the FHLB. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (Finance Agency). The Stipulation and Consent provides that the Seattle Bank agrees to a Consent Order issued by the Finance Agency, which requires the bank to take certain specified actions related to its business and operations. The Consents and related understandings with the Finance Agency constitute the Seattle Bank's capital restoration plan and fulfill the Finance Agency's April 19, 2010, request of the Seattle Bank for a business plan. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 - Capital Compliance

The Company and the Bank each signed agreements with the Office of Thrift Supervision (“OTS”), to consent to the issuance of an Order to Cease and Desist (individually an “Order” and collectively the “Orders”) effective September 30, 2010. The Orders are formal actions by the OTS requiring the Company and the Bank to continue to take corrective measures in a number of areas to strengthen their financial condition and operations.

Pursuant to the Order the Bank is required to maintain its Tier 1 (Core) Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.  See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding the Orders.

At September 30, 2010, the Bank exceeded each of the Capital Ratio requirements of the Order, however, under  the OTS regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and therefore the Bank is deemed “adequately capitalized” for OTS purposes.  The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at September 30, 2010:

(dollars in thousands)
September 30, 2010:
Core Capital:
Actual	$18,778	10.62%
Required by the Order	14,150	8.00
Excess	$4,628	2.62%

Total Risk-Based Capital:
Actual	$20,148	14.86%
Required by the Order	16,267	12.00
Excess	$3,881	2.86%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and its common stock and continued to defer these payments through September 30, 2010.  At September 30, 2010 accumulated deferred dividend payments on Series A Preferred Stock was $90,000.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At September 30, 2010, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at September 30, 2010 and December 31, 2009:

(dollars in thousands)
September 30, 2010:
Tangible Capital:
Actual	$18,778	10.62%
Required	2,653	1.50
Excess	$16,125	9.12%

Core Capital:
Actual	$18,778	10.62%
Required	7,075	4.00
Excess	$11,703	6.62%

Total Risk-Based Capital:
Actual	$20,148	14.86%
Required	10,844	8.00
Excess	$9,304	6.86%

December 31, 2009:
Tangible Capital:
Actual	$17,237	9.70%
Required	2,666	1.50
Excess	$14,571	8.20%

Core Capital:
Actual	$17,237	9.70%
Required	7,110	4.00
Excess	$10,127	5.70%

Total Risk-Based Capital:
Actual	$18,508	12.84%
Required	11,531	8.00
Excess	$6,977	4.84%

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

	Three Months Ended September 30,
	2010	2009
Net income (loss)	$342,000	$(1,411,000)
Preferred stock dividend paid and payable in arrears	(60,000)	(60,000)
Preferred stock discount accretion	(16,000)	(15,000)
Net income(loss) available to common shareholders	$266,000	$(1,486,000)

Weighted average common shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Weighted average common shares outstanding	654,486	654,486

Net incremental shares	59,538	-
Weighted average common shares outstanding and incremental shares	714,024	654,486

Earnings (loss) per common share
Basic	$0.41	$(2.27)
Diluted	$0.37	$(2.27)

	Nine Months Ended September 30,
	2010	2009
Net income (loss)	$142,000	$(1,062,000)
Preferred stock dividend paid and payable in arrears	(179,000)	(156,000)
Preferred stock discount accretion	(48,000)	(39,000)
Net loss available to common shareholders	$(85,000)	$(1,257,000)

Weighted average common shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Weighted average common shares outstanding	654,486	654,486

Net incremental shares	-	-
Weighted average common shares outstanding and incremental shares	654,486	654,486

Loss per common share
Basic	$(0.13)	$(1.92)
Diluted	$(0.13)	$(1.92)

Options to purchase an additional 54,188 and shares of common stock were not included in the computation of diluted earnings per share as of September 30, 2010 and 2009 because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  In addition, the warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was not included in the computation of diluted EPS for the nine months ended September 30, 2010 and 2009 because the warrant’s exercise price was greater than the average market price of the Company’s common shares during the period.

Note 7 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income is calculated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) available to common shareholders	$266	$(1,486)	$85	$(1,257)
Other comprehensive income (loss)	2	14	17	31
Comprehensive income (loss)	$268	$(1,472)	$68	$(1,226)

Note 8 – Impaired Loans

Impaired loans were $11.8 million and $5.3 million at September 30, 2010 and December 31, 2009, respectively. The $6.5 million increase in impaired loans consisted primarily of additional commercial real estate loans classified as impaired.  The total number of impaired loans increased to 20 loans as of September 30, 2010 from 15 loans as of December 31, 2009.  Estimated specific reserves for impairment of $774,000 and $514,000, respectively, were recognized on impaired loans in assessing the adequacy of the allowance for loan losses at September 30, 2010 and December 31, 2009.

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired.  At September 30, 2010 and December 31, 2009, the Company had $5.5 million and $845,000, respectively, of loans that were modified in troubled debt restructurings and considered impaired.  Included in these amounts, the Company had $5.5 million troubled debt restructurings as of September 30, 2010 and $538,000 as of December 31, 2009 that were performing in accordance with their modified loan terms.

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

During the second quarter of 2010, the Company suspended its dividend payment on its Series A Preferred Stock issued under the TARP Capital Purchase Plan and its common stock and continued to defer these payments through September 30, 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS.  For the three months and nine months ended

September 30, 2010 accumulated deferred dividend payments in arrears on Series A Preferred Stock was $60,000 and $90,000, respectively.  There can be no assurances that our regulators will approve such payments or dividends in the future.   The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due.  If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including lines of credit, totaled $8.1 million and $11.4 million at September 30, 2010 and December 31, 2009, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1.3 million and $3.6 million at September 30, 2010 and December 31, 2009, respectively.  These amounts are excluded from loan balances.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses,  write-down assets; change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders entered into with the Office of Thrift Supervision, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations including the possibility of a formal enforcement action such as a cease and desist order; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial

Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

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

Recent Developments

Regulatory Matters. On September 28, 2010, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).

Under the terms of the OTS Orders, the Company and the Bank, without the prior written approval of the OTS, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding common stock;
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business); and
•	Make payments on any existing debt.

Other material provisions of the Orders require the Bank and the Company to:

•	develop a capital plan for preserving and enhancing capital levels that is acceptable to the OTS;
•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, acceptable to the OTS;
•	submit a comprehensive plan for reducing classified assets, acceptable to the OTS;
•	develop and submit a policy for the management and maintenance of liquidity, which includes a contingency plan for anticipating funding needs and alternative funding sources, acceptable to the OTS;
•	develop and submit a plan to internally audit the nature, scope and risk of activities and operations, acceptable to the OTS;
•	revise and submit a plan to comply with applicable consumer and related compliance laws and regulations, including a risk assessment process to measure such compliance, acceptable to the OTS;
·
develop and submit a plan regarding information technology (“IT”) management, including a succession plan for key personnel, duties/responsibilities and training of IT personnel, acceptable to the OTS;

·	develop and implement a risk based IT audit program that complies with all laws and regulations;
·	develop and submit a plan for addressing contingency planning related to any back-up IT server(s);
·	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS;
·	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
·	not make any indemnification, severance or golden parachute payments;
·
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank, or that is outside the normal course of business;

·	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order; and
·	prepare and submit progress reports to the OTS regarding compliance with the capital plan, business plan, certain classified assets.

The OTS Orders will remain in effect until modified or terminated by the OTS.

All customer deposits remain fully insured to the fullest extent permitted by the FDIC. The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.

For additional information regarding the terms of the Orders, please see our Form 8-K that we filed with the SEC on October 4, 2010.  Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the Orders.

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

As of September 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed Consolidated Balance Sheets) of approximately $350,000 on both dates.  As of September 30, 2010 and December 31, 2009 the Company has a total valuation allowance of $1.1 million and $900,000 against its net deferred tax asset of $1.4 million and $1.3 million, respectively, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired further since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

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

Financial Condition

Total assets of the Company at September 30, 2010 were $177.5 million, a decrease of $843,000 or 0.5%, from $178.3 million at December 31, 2009.  The decrease is primarily the result of a decrease in loans.

Loans (excluding loans held for sale) were $152.1 million at September 30, 2010, a $6.0 million, or 3.7%, decrease from $158.1 million at December 31, 2009.  The decline in the first three quarters of fiscal 2010 was primarily the result of a decline in permanent one-to-four-family loans ($4.5 million, or 13.3%) and home equity ($2.1 million, or 12.5%) which was offset with an increase in commercial business loans ($1.8 million, or 9.1%). The commercial business loan balances increased as a result of new loan originations and an increase in draws under previously approved credits.

Loans are summarized by category in the following table:

(in thousands)	September 30, 2010	December 31, 2009
Real estate:
Permanent:
One-to-four-family	$29,280	$33,787
Multifamily	1,701	1,736
Commercial nonresidential	65,836	64,453
Land	7,941	9,697
Total permanent real estate	104,758	109,673
Construction:
One-to-four family	2,856	3,050
Commercial nonresidential	2,018	2,637
Total construction	4,874	5,687
Commercial business	21,667	19,856
Consumer:
Home equity	14,457	16,522
Boat	4,184	4,287
Automobile	1,233	1,269
Other	926	814
Total consumer	20,800	22,892
Loans	$152,099	$158,108

Loans held for sale	$1,063	$55

Deposits increased $3.6 million, or 2.5%, to $151.8 million at September 30, 2010, compared with $148.2 million at December 31, 2010.  The increase in the first three quarters of 2010 was primarily in non-interest bearing demand deposit accounts of $5.0 million, or 18.2% offset with a decline in certificates of deposit $2.2 million, or 5.6%.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide

Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS brokered deposits of $2.5 million at September 30, 2010 and $1.7 million at December 31, 2009.  The Banks usage of CDARS is limited by OTS regulation.

Total shareholders’ equity increased by $509,000, or 2.7% to $19.2 million at September 30, 2010 from $18.7 million at December 31, 2009.  The increase was primarily attributable to a $421,000 cumulative effect adjustment to retained earnings due to a change in accounting principle for measuring mortgage loan servicing assets and net income.

As previously noted, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company has suspended its dividend payment on its Series A Preferred Stock held by the Treasury. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date.  Accordingly, during the deferral period, the Company will continue to accrue the deferred dividends on the outstanding Series A Preferred Stock, however, the accrued dividends are not reflected in the Condensed Financial Statements.

If the Company misses six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s board of directors until all accrued but unpaid dividends have been paid.

In connection with restrictions imposed on the Company and the Bank by the OTS, the Company has suspended its dividend payment on its common stock for the September 30, 2010 quarter.  The Company’s ability to pay dividends with respect to common stock is subject to obtaining approval from the OTS and the Treasury and is restricted until the obligations under the Series A Preferred Stock are brought current.

Results of Operations

Net Income (loss).  Net income(loss) excluding the preferred stock dividend and discount accretion for the third quarter of 2010 and 2009 was $342,000 and $(1.4 million), respectively.  After preferred stock dividend and discount accretion of $76,000 and $75,000, net income(loss) available to common shareholders for the third quarter of 2010 and 2009 was $266,000 and $(1.5 million), or $0.37 and $(2.27) per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	Income Incr. (Decr.)	2010	2009	Income Incr. (Decr.)

Net interest income	$2,128	$2,021	$107	$6,324	$6,223	$101
Noninterest income, excluding mortgage banking income	318	311	7	917	889	28
Mortgage banking income	204	81	123	404	532	(128)
Provision for loan losses	1	(2,455)	2,456	(1,012)	(2,605)	1,593
Noninterest expense	(2,309)	(2,268)	(41)	(6,491)	(6,770)	279
Income (Loss) before income tax	342	(2,310)	2,652	142	(1,731)	1,873
Income tax benefit	-	899	(899)	-	669	(669)
Net income (loss)	$342	$(1,411)	$1,753	$142	$(1,062)	$1,204

Net Interest Income.  Net interest income for the third quarter of 2010 increased $107,000 (5.3%) compared with the third quarter of 2009.  For the first three quarters of 2010, net interest income increased $101,000 (1.6%) compared with the first three quarters of 2009.  Average loans decreased $9.1 million (5.5%) to $156.0 million for the third quarter of 2010 compared to $165.1 million for the third quarter of 2009.  At the same time, the overall yield on loans increased 22 basis points (“bp”) for the third quarter to 6.08% compared to 5.86% for the third quarter of 2009 as a result of a decline in average non-performing loans.  Average interest bearing deposits decreased $1.5 million (1.2%) to $117.7 million for the third quarter of 2010 compared to $119.2 million for the third quarter of 2009.  The cost of average interest bearing liabilities declined 37 bp to 0.70% for the third quarter of 2010 compared to 1.07% for the third quarter of 2009.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased  70 bp to 5.10% for the third quarter 2010 compared to 4.40% for the third quarter of 2009.

Provision for Loan Losses.  The provisions for loan losses increased to a net benefit of $1,000 for the third quarter of 2010, compared with a provision of $2.5 million for the third quarter of 2009.  For the nine months ended September 30, 2010, the provision for loan losses decreased to $1.0 million, compared to $2.6 million for the comparable period in 2009.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $56,000 for the third quarter of 2010, compared with a net loan charge off of $3.9 million for the third quarter of 2009.

Noninterest Income.  Noninterest income for the third quarter of 2010 increased $130,000 (33.2%) to $522,000 compared with $392,000 for the third quarter of 2009.  For the nine months ended September 30, 2010, noninterest income decreased $100,000 (7.0%) to $1.3 million compared with $1.4 million for the comparable period in 2009.

The increase during the third quarter and the decrease during the nine month period of 2010 is primarily attributable to mortgage banking income.  Mortgage banking income increased $123,000 to $204,000 for the third quarter of 2010 compared with $81,000 for the third quarter of 2009.  For the nine months ended September 30, 2010, mortgage banking income decreased $128,000 to $404,000 compared to $532,000 for the comparable period in 2009.  The increase and decrease during the three and nine month periods is associated with the volume of loans originated and sold based on market conditions.

Noninterest Expense.   Noninterest expense for the third quarter of 2010 increased $41,000 (1.8%).  For the nine months ended September 30, 2010, noninterest expense decreased $279,000 (4.1%) to $6.5 million compared to $6.7 million for the comparable period in 2009.  The decrease is primarily related to a decrease in compensation and benefits expense due in part to the suspension of the Bank’s incentive compensation plan for 2010.

Asset Quality

Nonaccrual loans were $1.9 million at September 30, 2010, compared with $2.9 million at December 31, 2009.

Loans with balances totaling $11.8 million at September 30, 2010 and $5.3 million at December 31, 2009 were considered to be impaired.  The $6.5 million increase in impaired loans consisted primarily of additional commercial real estate loans classified as impaired.  The total number of impaired loans increased to 20 as of September 30, 2010 compared to 15 as of December 31, 2009.  In evaluating the adequacy of the allowance for loan losses total estimated impairments of $774,000 and $514,000 were recognized on impaired loans at September 30, 2010 and December 31, 2009, respectively.

The largest of the additional loans included in impaired loans at September 30, 2010 is an $2.4 million commercial real estate loan located in Alaska.

The following table reflects loan balances considered to be impaired by asset type at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
(in thousands)	2010	2009
Residential real estate	$20	$541
Commercial real estate	7,988	909
Land	3,312	3,263
Construction - residential	-	180
Construction - commercial	-	209
Consumer	42	212
Commercial business	402	28
Total impaired loans	$11,764	$5,342

At September 30, 2010, 94% of impaired loans totaling $11.0 million included loans to eight borrowers. Additional information regarding these eight borrowers, by market area as of September 30, 2010 is provided in the following table:

			Loan Balance September 30, 2010
Loan Type	Description	Market Area	(in thousands)
Land	Residential land development project	Oregon	$1,291
Land	Land	Alaska	2,021
Commercial Real Estate	Commercial Real Estate	Alaska	850
Commercial Real Estate	Commercial Real Estate	Idaho	2,071
Commercial Real Estate	Commercial Real Estate	Alaska	2,439
Commercial Real Estate	Commercial Real Estate	Alaska	834
Commercial Real Estate	Commercial Real Estate	Idaho	537
Commercial Real Estate	Commercial Real Estate	Alaska	974
Total – Impaired Loans of eight largest borrowers			$11,017

The Bank had $2.7 million of real estate owned and repossessed assets at September 30, 2010, 2010 and had $2.6 million of real estate owned and repossessed assets at December 31, 2009.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available from the FHLB a line of credit generally equal to 25% of the Bank’s total assets, or approximately $44.4 million and $44.6 million at September 30, 2010 and December 31, 2009, respectively.  The line is secured by a blanket pledge of the Bank’s assets.  At December 31, 2009, there was $9.8 million outstanding on the line.  At September 30, 2010, there was $5.0 million outstanding on the line and an additional $2.0 million of the borrowing line was committed to secure public deposits.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents increased $5.9 million to $12.8 million as of September 30, 2010, from $6.9 million as of December 31, 2009.  Net cash provided by operating activities was $1.7 million for the first three quarters of 2010.  Net cash of $5.5 million provided by investing activities during the first three quarters of 2010 consisted principally of loan originations, net of principal repayments.  The $1.3 million of cash used in financing activities during the first three quarters of 2010 primarily consisted of a $4.8 million net decrease in FHLB advances.

At September 30, 2010, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at September 30, 2010.  See Note 5 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2010.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events; Amendments to Certain Recognition and Disclosure Requirements. In order to avoid conflict with SEC requirements, this Update removes the requirement for an SEC filer to disclose in the financial statements the date through which subsequent events have been evaluated for disclosure in the financial statements. This amendment was effective upon issuance and had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-10, Consolidation; Amendments for Certain Investment Funds. This Update changes the effective date of the recent amendments to the consolidation requirements in Topic 810 for certain entities until U.S. and international accounting standard-setting Boards can develop consistent guidance on principal and agent relationships as part of the joint consolidation project. This amendment was effective upon issuance and had no impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging; Scope Exception Related to Embedded Credit Derivatives. This Update provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivates scope exception in the original guidance. This amendment was effective at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this amendment will have no impact on the Company’s consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of September 30, 2010 is effective.

(b) Changes in Internal Controls:  In the quarter ended September 30, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At September 30, 2010, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and in subsequent  Form 10-Qs ..

We are subject to Cease and Desist Orders that place limitations on the operations of the Company and the Bank and could subject us to civil money penalties if we do not comply with the Orders.

We are subject to Cease and Desist Orders that the Company and the Bank entered into with the OTS.  The Orders place limitations on certain aspects of our business including but not limited to our ability to pay dividends, increase deposits, incur debt, and appointing executive officers and directors.  The Orders also require certain actions with respect to the development of capital and business plans and the reduction of our classified assets, plans regarding our information technology and certain liquidity requirements. In addition, we may be subject to future enforcement actions or possible civil money penalties if we do not comply with the terms of the Orders.  For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments-Regulatory Matters.”

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

Alaska Pacific Bancshares, Inc.

November 15, 2010	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 15, 2010	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002