Form 10-K
period 2010-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2011-03-31
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2010                                                                                           or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]       NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]       NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of March 1, 2011, there were 655,415 issued and 654,486 outstanding shares of the registrant’s common stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the common stock on June 30, 2010, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $3.4 million (550,283 shares at $6.15 per share). For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

Page
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	65

Item 8. Financial Statements and Supplementary Data	68

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us and our bank subsidiary by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders to Cease and Desist entered into with the Office of Thrift Supervision, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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

PART I

Item 1.  Business

General

            Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999.  At December 31, 2010, the Company had total assets of $174.4 million, total deposits of $147.5 million and stockholders’ equity of $19.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

Participation in the U.S. Treasury’s Capital Purchase Program.

On February 9, 2009, the Company received $4.8 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  The Company issued $4.8 million in senior preferred stock, with a related warrant to purchase up to $717,150 in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 175,772 shares of the Company’s common stock at a price of $4.08 per share at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa.  The additional capital enhances our capacity to support the communities we serve through expanded lending activities and economic development.  This capital will also add flexibility in considering strategic opportunities that may be available to us as the financial services industry continues to consolidate.

Regulatory Matters

On September 28, 2010, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the Office of Thrift Supervision (individually an “Order” and collectively the “Orders”).

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
•
develop and submit a plan regarding information technology (“IT”) management, including a succession plan for key personnel, duties/responsibilities and training of IT personnel, acceptable to the OTS;

•	develop and implement a risk based IT audit program that complies with all laws and regulations;
•	develop and submit a plan for addressing contingency planning related to any back-up IT server(s);
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank, or that is outside the normal course of business;

•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order; and
•	prepare and submit progress reports to the OTS regarding compliance with the capital plan, business plan, and certain classified assets.

The Company and the Bank have implemented a comprehensive plan to achieve full compliance with the Orders. The Orders contain target dates to achieve the items listed above including that the Bank’s Tier 1 (Core) capital ratio be equal to or great than 8%, after the funding of an adequate allowance for loan and lease losses by September 30, 2010.  At December 31, 2010, the Bank’s Tier 1 (Core) capital ratio was 11.24% after the funding of an adequate allowance for loan and lease losses, which exceeded the Order requirements.  Despite the Bank exceeding the capital ratio requirements of the Order, under OTS regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and, therefore, the Bank is deemed “adequately capitalized” for OTS purposes in connection with the Order.

In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

The OTS Orders will remain in effect until modified or terminated by the OTS.  A copy of the Order is attached to the Form 8-K that was filed with the Securities and Exchange Commission (“SEC”) on October 4, 2010.  See also Item 1A.  “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Market Area

Alaska Pacific Bank’s primary markets are in the communities of Juneau, Ketchikan and Sitka, but the Bank serves the entire region of southeast Alaska. The southeast spans nearly 500 miles from Yakutat in the north to Prince of Wales Island to the south and encompasses approximately 35,000 square miles of land distributed amongst the islands and coastline of the Alaska Panhandle.  Southeast Alaska is home to approximately 69,000 residents in 14 communities, a population that, with the exception of Juneau, Ketchikan and Sitka, has shown slow but steady decline over the past nine years.  The three major markets are geographically isolated with no road access, and are accessible only by ferry or airline. While the region shares similar economic characteristics there are some diverse and unique industries from community to community.

Historically, Southeast Alaska has been relatively immune from the direct impact of economic problems in the “lower 48.”  The region has demonstrated its stability over time missing the “booms” and avoiding the “busts” without significant swings in either direction.  While not totally immune, the region remained relatively insulated from the recent deep recession and did not experience the levels of unemployment or drop in real estate values felt in many other parts of the country.  As a primary example, according to the State of Alaska Department of Labor, the December 2010 unemployment rate for Juneau, the Bank’s largest market area, was 5.8% compared to 8% statewide and 9% nationwide.  Relative to housing, Juneau saw its greatest drop in values during 2008, which was 9%, but over 2009 and midway through the 2010, values had recovered by 4% for each of the periods, offsetting the 2008 decline.

           Previous concerns over the tourism market, with specific attention on the cruiseship industry, has dissipated somewhat.  While there were material declines in the industry over the past two seasons, current trends regarding the number of cruiseship visitors to the region indicate that 2011 will mirror 2010, with 2012 expected to return to near pre-recession levels.  In Juneau, the Kensington Gold Mine finally began production after years of environmental litigation, adding a significant private sector employer to the local market.  In Ketchikan, the Ketchikan Ship Yard continues with its expansion plans.  These two projects alone will create more than 400 new, high paying jobs in the region, offsetting more than half of the decline experienced over the past two to three years.

Alaska Pacific’s administrative headquarters and largest banking office, one full service branch and the Bank’s mortgage operation, are located in Juneau which has a population of 30,661 as of 2009. The population showed a 1% increase between 2008 and 2009.  Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining.  Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy.  According to the Alaska Department of Labor, the largest employers in Juneau are the state, local and federal agencies, followed by Bartlett Regional Hospital and the University of Alaska.  In terms of employment and total payroll between private and governmental agencies in 2009, the private sector employed an annual average of 10,245 employees with annual wages of $374 million while government employed an annual average of 7,284 with annual wages of $380 million.

            Two full service offices of Alaska Pacific are located in Ketchikan, with a population of approximately 12,994 estimated as of July 2009 by the Alaska Department of Labor.  Ketchikan is an industrial center and a major port of entry into Southeast Alaska. Ketchikan’s key economic industries are a large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Ship Yard and the federal government.

            One full service office of Alaska Pacific is located in Sitka, with a population of approximately 8,627 estimated as of July 2009 by the Alaska Department of Labor. Sitka is located on the west coast of Baranof Island on Sitka Sound.  The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, and retail and health care services.  The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital.  Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

Lending Activities

            General.  At December 31, 2010, Alaska Pacific’s loan portfolio (excluding loans held for sale) amounted to $141.9 million, or 81% of total assets at that date.  Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans.  Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis.  The following table sets forth the composition of Alaska Pacific’s loan portfolio (excluding loans held for sale) as of the dates indicated.

(dollars in thousands) December 31,	2010		2009
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One-to-four-family	$25,194	17.75%	$33,787	21.37%
Multifamily	1,959	1.38	1,736	1.10
Commercial nonresidential	66,084	46.56	64,453	40.77
Total permanent	93,237	65.69	99,976	63.24
Land	6,463	4.56	9,697	6.13
Construction:
One-to-four-family	1,819	1.28	3,050	1.93
Commercial nonresidential	1,227	0.86	2,637	1.67
Total construction	3,046	2.14	5,687	3.60
Commercial business	19,365	13.64	19,856	12.56
Consumer:
Home equity	13,509	9.52	16,522	10.45
Boat	4,242	2.99	4,287	2.71
Automobile	1,167	0.82	1,269	0.80
Other	909	0.64	814	0.51
Total consumer	19,827	13.97	22,892	14.47
Total loans	141,938	100.00%	158,108	100.00%
Less:
Allowance for loan losses	1,583		1,786
Loans, net	$140,355		$156,322

            One-to-four-family Real Estate Lending.  Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area.  At December 31, 2010, $25.2 million, or 17.8%, of Alaska Pacific’s total loan portfolio consisted of these loans.  Alaska Pacific originated $30.5 million and $47.6 million of one-to-four-family residential mortgage loans during the years ended December 31, 2010 and 2009, respectively.

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

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2010, $4.0 million, or 15.9%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans.  Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

            Alaska Pacific originates one-to-four-family mortgage loans under Freddie Mac, the Federal Housing Administration, the Veterans Administration, and AHFC programs. Alaska Pacific generally sells these loans in the secondary market, with servicing retained.  This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions.  See “-- Loan Originations, Sales and Purchases.”  Alaska Pacific also uses a larger private mortgage investor as a source for funding mortgages through correspondent lending programs.

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

            Land Lending.  Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence.  These loans generally have terms of up to 12 years and can be either fixed-rate or floating rate loans.  Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually.  At December 31, 2010 and 2009, land loans amounted to $6.5 million and $9.7 million, respectively.  The $3.2 million decrease in land loans during fiscal 2010 was primarily attributable to a decline in demand for land loans and a $1.3 million foreclosed land loan during 2010.

            Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, Alaska Pacific may be confronted with a property value that is insufficient to assure full repayment of the loan.

            Construction Lending.  At December 31, 2010, construction loans amounted to $3.0 million, or 2.2% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area.  This compares with $5.7 million, or 3.6% of the total loan portfolio at December 31, 2009.  The $2.7 million decrease is attributable to a decline in demand for construction loans, both residential and commercial.

At December 31, 2010, $3.0 million of our construction loan portfolio consisted of loans requiring interest only payments of which $2.1 million or 70% of the total construction loans were relying on the interest reserve to make this payment.  As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

Construction loans are made for maximum terms of nine to 18 months and are made at fixed or adjustable rates with interest payable monthly. Alaska Pacific originates construction loans to individuals who have a contract with a builder for the construction of their residence. Alaska Pacific typically requires that permanent financing with Alaska Pacific or some other lender be in place prior to closing any construction loan to an individual.  Alaska Pacific generally underwrites these loans, which typically convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term, according to the underwriting standards for a permanent loan.

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

            Although construction lending affords Alaska Pacific the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one-to-four-family mortgage lending, construction lending is generally considered to involve a higher degree of risk than one-to-four-family mortgage lending.  Generally, these loans are considered to involve more risk than one-to-four-family loans because they are more difficult to evaluate.  At the time the loan is made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence is completed, typically six to 12 months later, and on estimated building and other costs (including interest costs).  However, appraisers will use both market and income valuation approaches in addition to cost to establish value.  Changes in the demand for new housing in the area and higher-than-anticipated building costs may cause actual results to vary significantly from those estimated.  Accordingly, Alaska Pacific may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral.  Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.  Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for new housing.  The fact that in-process homes are difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans.  This may require Alaska Pacific to advance additional funds and/or contract with another builder to complete the residence.  Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished home.

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders.  One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million.  At December 31, 2010, the largest construction loan was approximately $1.0 million for a land development construction project located in Alaska, which was performing in accordance with its terms.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties.  These loans generally range in size from $100,000 to $2.5 million and at December 31, 2010 the largest loan totaled $2.6 million and was performing in accordance with its terms.  At December 31, 2010, Alaska Pacific had $2.0 million of multifamily residential and $66.1 million of commercial real estate loans, or 1.4% and 46.6%, respectively, of the total loan portfolio at this date.  Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and an adjustment rate equal to the prime rate plus a negotiated margin of 1% to 3%. In addition, many of these loans have interest rate floors ranging from 5.25% to 6.00%.  Alaska Pacific is increasingly using interest rate floors in the current low interest rate environment to protect or enhance yield.  While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Oregon, Utah, Colorado, California, and Idaho.

            Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

            From time to time, Alaska Pacific purchases participations in multifamily and commercial real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $2.5 million.  Such loans are on similar terms and are subject to the same underwriting standards as loans originated by Alaska Pacific.  Alaska Pacific’s lending policy limits participation loans by geographic region, loan type and lead lender concentrations.  Additionally, the Board of Directors must approve all participation loans.  Alaska Pacific monitors participation loans by maintaining consistent communication with lead lenders, receipt of status updates on each credit and by review of annual financial statements of the borrowers.

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

Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $78.0 million at December 31, 2010.

            Commercial Business Lending.  At December 31, 2010, commercial business loans amounted to $19.4 million, or 13.6% of total loans.  Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $35.0 million at December 31, 2010.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area.  Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with operating lines of credit made for one year or less renewed annually at an interest rate based on the prime rate, usually adding a margin of between one-half and three percentage points.  Such loans generally are originated in principal amounts between $100,000 and $1.0 million.  At December 31, 2010, the largest commercial business loan for $2.0 million was secured by equipment and inventory and was performing in accordance with terms.

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

            Consumer Lending.  At December 31, 2010, consumer loans totaled $19.8 million, or 14.0% of total loans.  Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans.  In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences.  At December 31, 2010, home equity loans totaled $13.5 million, or 9.5% of the total loan portfolio, compared to $16.5 million, or 10.5% of the total loan portfolio at December 31, 2009.  Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment including the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest.  Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores.  Recently, with the slowdown in price appreciation or actual declines in values, homeowner’s equity in some high loan to value (LTV) home equity loans may have declined.  However, Alaska has not experienced the rapid declines in home prices experienced by many parts of the country where home prices rose much faster.

            At December 31, 2010, consumer boat loans amounted to $4.2 million, or 3.0%, of the total loan portfolio compared to $4.3 million, or 2.7% of the total loan portfolio at December 31, 2009.  Alaska Pacific offers boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats.  Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate.  Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on the borrower’s credit score.

            At December 31, 2010, automobile loans amounted to $1.2 million, or 0.8%, of the total loan portfolio, relatively unchanged from $1.3 million or 0.8% of the total loan portfolio at December 31, 2009.  Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals.  These loans amounted to $909,000, or 0.6%, of total loans at December 31, 2010, compared to $814,000, or 0.5%, of total loans at December 31, 2009.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year
(in thousands) December 31, 2010	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One-to-four- family	$1,383	$2,776	2,776	$6,939	$11,320	$25,194	$23,130	$681
Multifamily	207	456	648	648	-	1,959	-	1,752
Commercial nonresidential	7,091	13,336	12,503	26,845	6,309	66,084	7,512	51,481
Land	2,253	1,595	1,182	1,382	51	6,463	1,262	2,948
Construction:
One-to-four- family	1,819	-	-	-	-	1,819	-	-
Commercial nonresidential	1,227	-	-	-	-	1,227	-	-
Commercial business	2,769	5,539	5,539	5,518	-	19,365	4,968	11,628
Consumer:
Home equity	1,071	2,221	2,325	4,381	3,511	13,509	11,736	702
Boat	347	685	678	1,487	1,045	4,242	3,707	188
Automobile	328	502	237	92	8	1,167	839	-
Other	145	168	158	266	172	909	727	37
Total Loans	$18,640	$27,278	$26,046	$47,558	$22,416	$141,938	$53,881	$69,417

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

            Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer, and the Chief Lending Officer each has authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio, and up to the agency limit if the loan is to be sold in the secondary market; multifamily and commercial real estate loans up to and including $300,000; commercial business loans up to and including $300,000 ($100,000 if unsecured); and consumer loans up to and including $300,000 ($100,000 if unsecured).  Alaska Pacific’s Senior Loan Committee, consisting of the Chief Executive Officer, Chief Credit Officer, Chief Lending Officer and two senior lending officers, must approve loans in excess of these amounts up to and including $750,000.  The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

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

            Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2010, the loans-to-one-borrower limitation for Alaska Pacific was $3.0 million, and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency or approved prior to December 31, 2010, at a time when the Bank's legal lending limit was higher.

            Loan Originations, Sales and Purchases.   Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, commercial real estate, multifamily and consumer loans.

Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs.  Correspondent lending involves the sale of one-to-four-family mortgages to private (non-government sponsored enterprises or GSE) institutional investors, usually with servicing rights released.  By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance.  At December 31, 2010, Alaska Pacific’s servicing portfolio was $129.1 million. For the year ended December 31, 2010, loan servicing fees totaled $287,000.

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

            In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors.  Alaska Pacific is able to invest these funds but is not required to pay interest on them.  At December 31, 2010, these escrow balances totaled $533,000.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2010	2009
Loans originated:
Real estate:
Permanent:
One-to-four-family	$30,538	$47,598
Multifamily	270	-
Commercial nonresidential	9,677	10,551
Land	462	874
Construction:
One-to-four-family	1,709	4,203
Multifamily	140	1,505
Commercial nonresidential	531	851
Commercial business	12,439	11,439
Consumer:
Home equity	622	2,430
Boat	1,068	1,238
Automobile	416	719
Other	2,655	2,697
Total loans originated	60,527	84,105
Loans purchased	-	647
Loans sold	(31,245)	(39,309)
Foreclosed loans	(1,885)	(3,508)
Principal repayments and other changes	(43,172)	(55,340)
Net decrease in loans and loans held for sale	$(15,775)	$(13,405)

One-to-four-family loans sold relate to loans sold primarily to Freddie Mac without recourse.  One-to-four-family mortgage loan originations declined in 2010 to $30.5 million, a 35.9% decrease over the $47.6 million of such loans originated in 2009.

A portion of Alaska Pacific’s originations in 2010 and 2009 represent refinancing of loans originally made by Alaska Pacific and other lenders.

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2010, Alaska Pacific had $10.9 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans.  For additional information on loan commitments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

            Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.”  Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan.  The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment.  Alaska Pacific had $495,000 of net deferred loan fees at December 31, 2010.

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

            The following table sets forth information with respect to Alaska Pacific’s nonperforming assets at the dates indicated.

(dollars in thousands) December 31,	2010	2009
Loans accounted for on a nonaccrual basis:
Consumer	$-	$78
Commercial business	448	236
Real estate	-	2,541
Total	448	2,855
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	448	2,855

Real estate owned and repossessed assets	1,791	2,598
Total nonperforming assets	$2,239	$5,453

Nonaccrual and 90 days or more past due loans as a percentage of loans	0.32%	1.81%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	0.26%	1.60%

Nonperforming assets as a percentage of total assets	1.28%	3.06%

During the years ended December 31, 2010 and 2009, approximately $13,000 and $789,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

We have made significant progress in reducing our nonperforming assets by $3.2 million, or 58.9% at December 31, 2010 as compared to December 31, 2009.  This was accomplished by transferring nonperforming loans to real estate owned through the foreclosure process, taking deeds in lieu of foreclosure, accepting short sales and charge-offs.

                Real Estate Owned and Repossessed Assets.  Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold.  When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value less cost to sell.  Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2010, Alaska Pacific held real estate owned and repossessed assets of $1.8 million, which consisted of other real estate owned and repossessed consumer assets.

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

When the Committee classifies problem assets as either substandard or doubtful, a specific allowance in an amount deemed prudent may be established.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to recognize the loss in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS and FDIC, which can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves.  Assets which do not currently expose us to sufficient risk to warrant classification as substandard, doubtful and loss but possess weaknesses are designated by us as special mention.

            At December 31, 2010 and 2009, the aggregate amounts of Alaska Pacific’s classified, special mention and repossessed assets, net of loan balances guaranteed, (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2010	2009
Doubtful	$200	$450
Substandard assets	6,865	4,892
Special mention	436	3,623
Other real estate owned and repossessed assets	1,791	2,598
Total classified loans, special mention loans and repossessed assets	$9,292	$11,563

At December 31, 2010 classified loans totaled $7.1 million compared to $5.3 million at December 31, 2009.  Loans classified as substandard increased $2.0 million to $6.9 million at December 31, 2010 from $4.9 million at December 31, 2009 due to an increase in loans to borrowers where the primary source of repayment is lacking and the Bank is relying on a secondary source for repayment.  Measures taken to reduce classified assets since the Orders were issued include transferring nonperforming loans to real estate owned through the foreclosure process, accepting short sales and charge-offs.

Impaired Loans.  Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All loans considered to be impaired are evaluated for impairment.  Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.  Loans with balances totaling $9.6 million at December 31, 2010 and $5.3 million at December 31, 2009 were considered to be impaired.  The $4.3 million increase in impaired loans consisted of loans no longer classified as impaired or charged off offset with additional loans.  The total number of impaired loans was 16 and 15 as of December 31, 2010 and 2009, respectively.  Total estimated impairments of $310,000 and $514,000, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at December 31, 2010 and 2009.

The following table reflects loan balances considered to be impaired by asset type at December 31, 2010 and 2009.

(in thousands) December 31,	2010	2009
Residential real estate	$-	$541
Commercial real estate	6,855	909
Land	2,021	3,263
Construction – residential	-	180
Construction – commercial	-	209
Consumer	42	212
Commercial business	683	28
Total impaired loans	$9,601	$5,342

At December 31, 2010, 91% of impaired loans totaling $8.7 million included loans to six borrowers.  Additional information regarding these six borrowers, by market area as of December 31, 2010 is provided in the following table:

			Loan Balance December 31, 2010
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$2,021
Commercial Real Estate	Commercial Real Estate	Alaska	839
Commercial Real Estate	Commercial Real Estate	Idaho	2,053
Commercial Real Estate	Commercial Real Estate	Alaska	2,429
Commercial Real Estate	Commercial Real Estate	Alaska	830
Commercial Real Estate	Commercial Real Estate	Idaho	537
Total – Impaired loans of six largest credit relationships			$8,709

Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual loan category.  At December 31, 2010, Alaska Pacific had $436,000 of loans that were identified as potential problems consisting primarily of permanent one-to-four family loans secured by residential real estate located in Alaska.

Allowance for Loan Losses.   Alaska Pacific maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses decreased $200,000, or 11.4%, to $1.6 million at December 31, 2010 from $1.8 million at December 31, 2009.  Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Asset Classification Committee reviews the following information:

•	All loans classified during the previous analysis.
•	Growth and composition of the portfolio.
•	Historical loan losses.
•	Past due loans.
•	Reports from Alaska Pacific’s managers and analysis of potential problem loans.
•	Current economic conditions.
•	Trends in Alaska Pacific’s delinquencies.

      For additional information regarding the information reviewed by the Asset Classification Committee to determine the allowance for loan losses, see Note 5 of the Notes to Consolidated Financial Statements.

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

            The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of December 31, 2010. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  For additional information, see the discussion included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses.”

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

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2010	2009
Allowance at beginning of period	$1,786	$2,688
Provision for loan losses	899	2,947
Charge-offs:
Permanent:
One-to-four-family	(211)	-
Commercial nonresidential	-	(125)
Land	(664)	(2,965)
Construction:
One-to-four-family	(180)	-
Commercial nonresidential	(209)	-
Commercial business	(30)	(760)
Consumer:
Boat	(58)	(25)
Auto	(14)	-
Total charge-offs	(1,366)	(3,875)
Recoveries:
Commercial business	264	26
Consumer:
Home equity	-	-
Automobile	-	-
Total recoveries	264	26
Net charge-offs	(1,102)	(3,849)
Balance at end of period	$1,583	$1,786

Allowance for loan losses as a percentage of loans outstanding at the end of the period	1.12%	1.13%

Net charge-offs as a percentage of average loans outstanding during the period	0.75%	2.32%

Allowance for loan losses as a percentage of nonperforming loans at end of period	355.55%	62.56%

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,	2010			2009
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One-to-four-family	$73	0.29%	17.75%	$56	0.16%	21.40%
Multifamily	14	0.71	1.38	13	0.75	1.10
Commercial non-residential	858	1.30	46.56	444	0.69	40.78
Land	11	0.17	4.56	56	0.57	6.14
Construction:
One-to-four-family	4	0.22	1.28	144	4.66	1.95
Multifamily	-	-	-	-	-	-
Commercial nonresidential	3	0.24	0.86	236	8.82	1.69
Commercial	537	2.77	13.64	615	3.09	12.53
Consumer:
Home equity	23	0.17	9.52	114	0.69	10.40
Boat	29	0.68	2.99	87	2.03	2.70
Automobile	4	0.34	0.82	2	0.16	0.80
Other	3	0.33	0.64	19	2.34	0.51
Unallocated	24	-	-	-	-	-
Total allowance for loan losses	$1,583	1.12%	100.00%	$1,786	1.13%	100.00%

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

            Investment securities provide liquidity for funding loan originations and deposit withdrawals and enable Alaska Pacific to improve the match between the maturities and repricing of its interest-rate sensitive assets and liabilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

            Alaska Pacific’s Asset Liability Management Committee determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Alaska Pacific’s policies generally limit investments to U.S. Government and agency securities and mortgage-backed securities issued and guaranteed by Freddie Mac, the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“Ginnie Mae”). Alaska Pacific’s policies provide that investment purchases be ratified at monthly Board of Directors’ meetings.  Certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Alaska Pacific’s liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments) affect the making of investments. The effect that the proposed investment would have on Alaska Pacific’s credit and interest rate risk, and risk-based capital is also considered. From time to time, investment levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short-term demand for funds to be used in Alaska Pacific’s loan origination and other activities.

            The following table sets forth the composition of Alaska Pacific’s investment portfolios at the dates indicated.

December 31,	2010			2009
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$1,567	$1,516	73.42%	$1,930	$1,890	74.5%
Freddie Mac	220	220	10.65%	254	263	10.4%
Ginnie Mae	283	246	11.91%	330	292	11.5%
U.S. agencies and corporations:
Small Business Administration pools	85	83	4.02%	92	91	3.6%
Total investment securities available for sale	$2,155	$2,065	100.0%	$2,606	$2,536	100.0%

While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2010 and 2009, to allow flexibility in managing the portfolio.

            At December 31, 2010, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $85,000 and the portfolio of mortgage-backed securities had an estimated fair value of $2.1 million.

            At December 31, 2010, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $2.0 million.  The mortgage-backed securities portfolio had coupon rates ranging from 2.5% to 9.0% and had a weighted average yield of 4.3% at December 31, 2010.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment portfolios at December 31, 2010.

(dollars in thousands) as of December 31, 2010	Amortized Cost	Weighted Average Yield	Weighted Average Maturity (Yrs)
Mortgage backed securities	$2,070	4.26%	8.00
US government agencies	85	3.98%	8.42

            Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle.  The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances.  The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2010.  The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years.  Alaska Pacific did not receive a dividend during the years ended December 31, 2010 and 2009.

Management evaluates the FHLB of Seattle stock for impairment.  The determination of whether this investment is impaired is based on Alaska Pacific’s assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

On October 25, 2010, the FHLB of Seattle agreed to the stipulation and issuance of a Consent Order by its primary regulator the Federal Housing Finance Agency (“FHFA”).  The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements.  Additionally, the FHFA and the FHLB of Seattle have agreed to a Stabilization Period that ends upon the filing of the FHLB of Seattle’s June 30, 2011 financial statements.  During this period, the FHLB of Seattle’s classification as undercapitalized will remain in place.  Subsequently, the FHLB of Seattle may begin repurchasing member stock at par and paying dividends, upon achieving and maintaining financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA’s approval.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  Management believes the U.S. government would almost certainly support the credit obligations of the FHLB System.  Alaska Pacific has determined there is not an other-than-temporary impairment on its FHLB of Seattle stock investment as of December 31, 2010.  For additional information, see Item 1.A.  “Risk Factors -- Further deterioration in the financial position of the Federal Home

Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.”

Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2010.

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

            Deposit Accounts.  Alaska Pacific attracts deposits from within its primary market area through the offering of a broad selection of deposits as set forth in the following table.  In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns.  Alaska Pacific’s deposit mix and pricing is generally reviewed weekly by Chief Financial and Chief Operating Officer.  Deposits from municipalities and other public entities were $5.4 million at December 31, 2010.

            Pursuant to the Order, Alaska Pacific may not increase its brokered deposits without regulatory approval.  At December 31, 2010, Alaska Pacific had $1.9 million of brokered deposits issued through the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits.  As a result, Alaska Pacific utilizes these deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as the sole stockholder of the Bank.  Substantially all of the Bank’s depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2010.

Weighted Average Interest Rate	Original Term	Category	Amount (in thou- sands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$29,046	$100	19.69%
0.04	N/A	Interest-bearing demand	34,103	100	23.11
0.26	N/A	Money market	26,949	100	18.26
0.06	N/A	Savings	19,824	100	13.44

		Certificates of Deposit
0.10	Seven days	Fixed-rate	296	2,000	0.20
0.15	One month	Fixed-rate	-	2,000	0.00
0.20	Two months	Fixed-rate	123	2,000	0.08
0.35	Three months	Fixed-rate	2,302	2,000	1.56
0.65	Six months	Fixed-rate	4,773	2,000	3.24
0.67	Nine months	Fixed-rate	805	2,000	0.55
0.91	One year	Fixed-rate	7,969	2,000	5.40
2.00	15 months	Fixed-rate	2,916	2,000	1.98
1.37	18 months	Fixed-rate	3,987	2,000	2.70
1.93	Two years	Fixed-rate	2,540	2,000	1.72
2.38	Three years	Fixed-rate	862	2,000	0.59
3.35	Four years	Fixed-rate	272	2,000	0.18
3.40	Five years	Fixed-rate	2,541	2,000	1.72
0.35	Various specials	Fixed-rate	200	5,000	0.14
1.18	Gold minor one year	Fixed-rate	1,770	500	1.20
8.00	Deferred Comp one year	Fixed-rate	1,289	2,000	0.87
0.50	CDARS - various	Fixed-rate	1,879	2,000	1.27
0.75	1 - 2-1/2 years	Variable-rate	3,102	2,000	2.10
0.57%		TOTAL	$147,548		100.00%

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2010			2009
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$29,046	19.69%	$1,630	$27,416	18.50%
Interest-bearing demand accounts	34,103	23.11	1,629	32,474	21.91
Money market deposit accounts	26,949	18.26	(2,033)	28,982	19.55
Savings accounts	19,824	13.44	654	19,170	12.93
Fixed-rate certificates which mature:
Within 1 year	27,784	18.83	7,194	20,590	13.90
After 1 year, but within 2 years	4,294	2.91	(7,077)	11,371	7.67
After 2 years, but within 5 years	2,446	1.66	(962)	3,408	2.30
Variable-rate certificates which mature:
Within 1 year	1,814	1.23	1,048	2,862	1.93
After 1 year, but within 2 years	921	0.62	921	-	-
After 2 years, but within 5 years	367	0.25	(1,577)	1,944	1.31
Total	$147,548	100.00%	$(669)	$148,217	100.00%

Time Deposits Maturities and Weighted Average Rates

            The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2010.

(in thousands) Year ending December 31,		Weighted Average Interest Rate
2011	$29,598	1.45%
2012	5,215	1.42%
2013	1,227	1.81%
2014	426	2.64%
2015 and thereafter	1,160	2.69%
	$37,626

Deposit Activities and Other Sources of Funds

            The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2010	2009
Beginning balance	$148,217	$162,175

Net deposits before interest credited	(1,516)	(15,327)
Interest credited	847	1,369
Net increase (decrease) in deposits	(669)	(13,958)

Ending balance	$147,548	$148,217

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2010, Alaska Pacific had a borrowing capacity of approximately $43.6 million with the FHLB of Seattle, of which $37.6 million was unused compared with $44.8 million and $35.0 million, respectively, at December 31, 2009.  At December 31, 2010, there was $5.0 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.

            The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2010	2009
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$13,200	$23,624
Average outstanding during the year	9,021	12,156
Balance outstanding at end of year	5,000	9,834

Approximate weighted average rate paid:
Average during the year	2.88%	4.06%
At end of year	4.40	3.05

REGULATION

General

The Bank, as a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC as its deposit insurer.  Alaska Pacific is a member of the FHLB System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) administered by the FDIC.  Alaska Pacific must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of savings and loan holding companies from the OTS to the Board of Governors of the Federal Reserve System ("Federal Reserve"), effective one year from the effective date of the legislation.

The following discussion summarizes significant aspects of the new law that may affect the Company and the Bank. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Alaska Pacific:

•
A new independent consumer financial protection bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•
The amendment of the Federal Deposit Insurance Act to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits will be repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest- bearing transaction accounts and IOLTA accounts is extended through December 31, 2012.

•	Deposit insurance assessment base will be the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•
Eliminate the OTS one year from the date of the new law’s enactment and the Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including Alaska Pacific.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	The Federal Reserve will have authority over savings and loan holding companies. The regulations of the OTS will remain in effect until modified by the Federal Reserve as applicable.

•	Thrift holding companies will be subject to the same capital requirements as bank holding companies in five years.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters and any other matter determined to be significant.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.  It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Regulation and Supervision of Savings Institutions

            Office of Thrift Supervision.  The OTS has extensive authority over the operations of savings institutions.  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of  $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2010, the Bank's lending limit under this restriction was $3.0 million and, at that date, the Bank had no loans to one borrower exceeding this amount except where guaranteed by a government agency or approved prior to December 31, 2010 at a time when the Bank's legal lending limit was higher.

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

            All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries.  The Bank’s OTS assessment for the year ended December 31, 2010 was $133,000.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At December 31, 2010, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement.  The Bank did not receive any dividends from the FHLB of Seattle for the year ended December 31, 2010. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB is not anticipated to resume dividend payments until its financial results improve. The FHLB has not indicated when dividend payments may resume.

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in its capital.

Federal Deposit Insurance Corporation.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Alaska Pacific entered into a Stipulation to the Issuance of a Consent Order (“Order”) with the OTS, which became effective September 28, 2010.  The OTS has also notified the Bank that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without prior notification. In addition, the Bank may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the OTS.  For additional information, see “—Regulatory Matters” and Item 1.A. “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for one of four risk categories applied to its deposit subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011 and were based on the institution’s assessment base for the third quarter of 2009, with deposit growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2010, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2010, Alaska Pacific incurred $15,000 in FICO assessments.

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

            Capital Requirements. Federally insured savings institutions, such as Alaska Pacific Bank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and risk-based capital requirements applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets as defined by regulation (“Tangible Capital Ratio”).  Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement.  At December 31, 2010, the Bank had tangible capital of $19.5 million, or 11.24% of adjusted total assets, which is $16.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio (“Tier 1 Core Capital Ratio”).  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  At December 31, 2010, the Bank had core capital equal to $19.5 million, or 11.24% of adjusted total assets, which is $12.6 million above the minimum requirement of 4% in effect on that date.

            The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 Risk-Based Capital Ratio").  At December 31, 2010, the Bank had Tier 1 risk-based capital of $19.5 million, or 15.29% of risk-weighted assets, which is $14.4 million above the minimum on that date.

The OTS risk-based requirement requires savings institutions to have total risk based capital of at least 8% of risk-weighted assets (“Total risk-based capital ratio”).  Total capital consists of core capital, as defined above and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.  On December 31, 2010, the Bank had total risk-based capital of $20.8 million and risk-weighted assets of $127.8 million, or total capital of 16.29% of risk-weighted assets.  This amount was $10.6 million above the 8% requirement in effect on that date.

             The Bank is currently operating under restrictions imposed by the Order effective September 30, 2010.  Pursuant to the Order the Bank is required to maintain its Tier 1 Core Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.

At December 31, 2010, the Bank exceeded each of the Capital Ratio requirements of the Order, however, under  the OTS regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and therefore the Bank is deemed “adequately capitalized” for OTS purposes.

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

            Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to:  internal controls, information systems and internal audit systems,) loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit an acceptable plan to achieve compliance with the standard.  OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Temporary Liquidity Guaranty Program.  In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the "TLGP"), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a Debt Guarantee Program ("DGP"), guaranteeing newly issued senior unsecured debt and 2) a Transaction Account Guarantee Program ("TAGP"), providing a full guarantee of noninterest bearing deposit transaction accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% annual interest and interest on lawyers trust accounts (“IOLTA"), regardless of the amount.  The Bank does not participate in the DGP but did participate in the TAGP. Under the Dodd-Frank Act and the FDIC rules, separate temporary coverage for noninterest bearing transaction accounts and IOLTA accounts became effective on December 31, 2010, terminating on December 31, 2012, so that all funds held in such accounts are fully insured, without limit.  Further, unlike the TAGP, all U.S. depository institutions insured by the FDIC must participate; there is no opt out provision.  The FDIC does charge a separate assessment for the temporary coverage provided under the Dodd-Frank Act.

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law.  The ARRA is intended to revive the U.S. economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes.  For additional information regarding the effects of the ARRA on the Company’s senior executive officers as a result of the Company’s participation in TARP, see “Risk Factors –Risks specific to our participation in TARP.”

            Qualified Thrift Lender Test.  All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2010, the Bank met the test, with a ratio of 71.38%.

            Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year of failure and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state.  In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.  If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See “- Savings and Loan Holding Company Regulations.”

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

Under the Order, the Bank is not able to pay dividends to the Company without the prior approval of the OTS.  For additional information, see “—Regulatory Matters” and Item 1.A. “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Liquidity.  All savings institutions, including the Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.  The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and FHLB advances.  The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Under the Order, the Bank is required to develop a policy for the management and maintenance of liquidity, which includes a contingency plan for anticipating funding needs and alternative funds sources, acceptable to the OTS.   See “Business – “Regulatory Matters.”

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

Under the Order, the Bank cannot engage in any new transaction with an affiliate unless, with respect to each transaction, the Bank has provided 30 days advance notice to the OTS and the OTS does not object to the transaction within that 30 day period.  For additional information, see “—Regulatory Matters” and Item 1.A. “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2010, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

            Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined in 2007 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

Pursuant to the Order, the Company is required to ensure the Bank’s compliance with applicable laws, rules and regulations and all terms and conditions of the Order issued by the OTS to the Bank.  See “—Regulatory Matters” and Item 1A, “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

Dividend Payments and Common Stock Repurchases.  As an Alaska corporation, the Company is subject to restrictions on the payment of dividends under Alaska law.  In addition, as a savings and loan holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. The Company is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary.  Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock.  The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.  See “—Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Item 1A, “Risk Factors -- There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.”

As a result of our participation in the TARP CPP, we are subject to certain limitations regarding the payment of dividends on and the repurchase of our common stock. Without the consent of the U.S. Treasury, we may not increase the cash dividend on our common stock or, pay any dividends on our common stock unless we are current in our dividend payments to the U.S. Treasury on the Series A Preferred Stock.  In addition and subject to limited exceptions, with the consent of the U.S. Treasury, we also may not redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.  For additional information, see “Risk Factors - -- Risks specific to our participation in TARP.”

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

Capital Requirements. Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements for five years. The OTS, however, expects the Company to support the Bank, including providing additional capital to the Bank when it does not meet its capital requirements. Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress, effective when the responsibilities of the OTS are transferred to the Federal Reserve.

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

            Distributions.  To the extent that the Bank makes “nondividend distributions” to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank’s loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans (“Excess Distributions”), and an amount based on the Excess Distributions will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a “nondividend distribution,” then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See “Regulation – Regulation and Supervision of Savings Institutions -- Limitations on Capital Distributions” for limits on the payment of dividends by the Bank.

The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  In addition, under the Order, the Bank is restricted from paying dividends to the Company without the prior approval of the OTS.

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

Subsidiary Activities

            As of December 31, 2010, Alaska Pacific did not own any active subsidiaries.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at December 31,	Position
Name	2010	Company	Bank
Craig E. Dahl	61	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	39	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

John E. Robertson	63	--	Senior Vice President and
			Chief Credit Officer

Christopher P. Bourque	59	--	Senior Vice President and
			Chief Operating Officer

Leslie Dahl	51	--	Senior Vice President and
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

            Leslie Dahl joined the Bank in February 2000 and has served as Senior Vice President and Chief Lending Officer since April 2006.  Ms. Dahl has over 30 years of commercial lending experience.  Ms. Dahl and Craig E. Dahl, the Company’s and the Bank’s President and Chief Executive Officer, are married to each other.

Personnel

            As of December 31, 2010, the Bank had 60 full-time and four part-time employees, none of whom are represented by a collective bargaining unit.  The Bank believes its relationship with its employees is good.

Competition

            Alaska Pacific faces strong competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans.  Its most direct competition for deposits has historically come from commercial banks and credit unions operating in its primary market area.  The Bank competes with four commercial banks (including one Southeast Alaska based community bank, two large national banks and one statewide regional bank) and six credit unions in its primary market area.  Particularly in times of high interest rates, Alaska Pacific has faced additional significant competition for investors’ funds from short-term money market securities, other corporate and government securities and credit unions. The Bank’s competition for loans also comes from mortgage bankers and Internet-based marketers. This competition for deposits and the origination of loans may limit Alaska Pacific’s future growth.

            Alaska Pacific’s market share is approximately 10.7% of deposits in Southeast Alaska, according to the FDIC Deposit Market Share Report; however, this calculation does not include deposits held by credit unions.  If state-wide credit unions were included in this calculation as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less.  Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 49.8%.  Wells Fargo acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells Fargo, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

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

We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.

On September 28, 2010, Alaska Pacific Bancshares, Inc. and Alaska Pacific Bank each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).  Under the terms of the Orders, the Company and the Bank are required, among other things, to take certain measures in the areas of capital, classified assets, loan loss allowance determination, lending, liquidity management, and board oversight. Specifically, the Order for the Bank requires that the Bank maintain a Tier 1 capital ratio equal of at least 8% after the funding of the allowance for loan and lease losses and a total risk-based capital ratio of at least 12% and 12% by September 30, 2010. The Bank must also submit an updated strategic business plan, revise its classified asset reduction plan, internal audit program, consumer compliance plan, including developing a written liquidity and funds management policy and a written plan for information technology management, and submit such revised plans and policies to regulators. The Bank must also obtain prior regulatory approval before paying a dividend to the Company and prior to engaging in any new transactions with affiliates.

The Order for the Company requires that the Company ensure the Bank’s compliance with applicable laws, rules and regulations and the terms and conditions of the Bank’s Order.  In addition to providing a written capital plan, as discussed below, the Company also must submit an operations plan that addresses how the

Company will meet its financial obligations.  The Order also restricts the Company from paying dividends and repurchasing shares of its common stock and also may not incur any new debt, increase any current lines of credit, or guarantee the debt of any entity without prior regulatory approval.

Under the Orders, the Bank and Company must submit a written plan to maintain the Bank’s capital at the levels set forth in the Order. The Orders also provide that the Bank and the Company must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements. The Orders specify certain timeframes for meeting these requirements, and the Company and the Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the Orders.

At December 31, 2010, the Bank exceeded all current regulatory capital requirements, including the requirements specified in the Order.  The Bank has implemented a comprehensive plan to achieve compliance with all conditions in the Order.   For information regarding the Bank’s compliance with its capital requirements at December 31, 2010, see Item 1, "Business – Regulation –Regulation and Supervision of Savings Institutions – Capital Requirements," and Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding regulatory capital requirements for the Bank for the year ended December 31, 2010.

The Orders will remain in effect until stayed, modified, terminated or suspended by the OTS. If either the Company or the Bank failed to comply with the respective Orders, they could be subject to various remedies, including among others, the regulator's exercise of powers to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors and to assess civil monetary penalties. Management of the Bank and the Company have been taking action and implementing programs to comply with the requirements of the Order. Although compliance will be determined by the OTS, management believes that the Bank and the Company will comply in all material respects with the Orders.  The OTS may determine at their sole discretion that the matters covered in the Orders have not been addressed satisfactorily, or that any current or past actions, violations, or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock, or the value of our common stock as well as our financial condition and results of operations.

Our business may continue to be adversely affected by downturns in the national economy and the states where our out of market area loans are located.

Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States outside of our primary area of Southeast Alaska, including areas where the Bank has participation loans, specifically in the States of Washington, Oregon, Idaho, California and Colorado.  We provide banking and financial services to customers located in our primary market of Southeast Alaska, which to date, up to this point in time and based upon its geographic location and diverse resource-based economy has not experienced the serious problems as those of markets in the lower-48 states.  If there were to be a further decline of the economic conditions in our primary market, this could have an adverse effect on our business, financial condition, results of operations and prospects.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	an increase in loan delinquencies, problem assets and foreclosures;

•	the slowing of sales of foreclosed assets;

·	a decline in demand for our products and services;
·	a continuing decline in the value of collateral for loans may in turn reduce customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
·	a decrease in the amount of our low cost or non-interest bearing deposits.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy is focused on the expansion of small business lending in the region, with a focus on owner-occupied commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

At December 31, 2010, we had $2.0 million of multifamily residential and $66.1 million of commercial real estate loans, representing 1.4% and 46.6%, respectively, of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.

A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.  As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multifamily real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $66.1 million balance in commercial real estate loans at December 31, 2010 represented 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2010, we had $19.4 million or 13.6% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2010, $25.2 million, or 17.8% of our total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in the housing market and the economy and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

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

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

·	the cash flow of the borrower and/or the project being financed;

·	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

·	the duration of the loan;

·	the credit history of a particular borrower; and

·	changes in economic and industry conditions.

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

    The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 1.12% of total loans held for investment and 353% of nonperforming loans at December 31, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period.  Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less cost to sell.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in our primary market area of Southeast Alaska where our loans are concentrated or adverse regulatory action against us.  In connection with Alaska Pacific Bank’s Order, we are required to submit a policy for the management and maintenance of liquidity.  For additional information, see “Item 1, Business — Regulatory Matters.”

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Bank may not incur additional debt without the prior written non-objection of the OTS.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

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

As an Alaska corporation, under Alaska law we are subject to restrictions on the payment of dividends.  In addition, as a savings and loan holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. Alaska Pacific Bancshares is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary.  Accordingly, the Company is and will be dependent upon dividends from Alaska Pacific Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock.  Alaska Pacific Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements.  In the event the Bank is unable to pay dividends to Alaska Pacific Bancshares, the Company may not be able to pay its obligations or pay dividends on its common stock.  Under the Orders, the Company and the Bank may not pay dividends without the prior written approval of the OTS.  See “Regulation - Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Note 3 of the Notes to Consolidated Financial Statements.  Also, Alaska Pacific Bancshares’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Alaska Pacific Bancshares is also subject to certain regulatory restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock.  See “Regulation - Regulation and Supervision of the Company - Dividend Payments and Common Stock Repurchases” above.  In addition, the securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.

Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs and any applicable contractual restrictions.  On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount, if any.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business -- Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.

At December 31, 2010, we owned $1.8 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an impairment on our investment in FHLB stock. However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve.  Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.  Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our net earnings and economic value.  We currently believe that rising interest rates will adversely affect our near-term net earnings.

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

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company and the Bank.  For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Because of our participation in the TARP Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Our ability to attract and retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2009, the American Recovery and Reinvestment Act (ARRA) became law.  The ARRA, through the implementing regulations of the U.S. Treasury, significantly expanded the executive compensation restrictions originally imposed on TARP participants, including us. Among other things, these restrictions limit our ability to pay bonuses and other incentive compensation and make severance payments. These restrictions will continue to apply to us for as long as the preferred stock we issued pursuant to the TARP Capital Purchase Program remains outstanding. These restrictions may negatively affect our ability to compete with financial institutions that are not subject to the same limitations.

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

Alaska Pacific Bancshares is a separate and distinct legal entity from Alaska Pacific Bank.  We receive substantially all of our revenue from dividends from Alaska Pacific Bank.  These dividends are the principal source of funds to pay dividends on our common stock.  Various federal laws and regulations limit the amount of dividends that Alaska Pacific Bank may pay to Alaska Pacific Bancshares.  Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event the Bank is unable to pay dividends to the Company, we may not be able to pay obligations or pay dividends on Alaska Pacific’s common stock.  The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.  See Item 1, “Business - Regulation – Limitations on Capital Distributions.”

Our concentration of operations in Alaska and specifically the Southeast areas of Alaska make us more exposed to downturns in the State of Alaska and those areas.

Substantially all of our business is derived from operations in Alaska and specifically the Southeast areas of Alaska. The majority of our lending has been with Alaska businesses and individuals. Substantially all of these loans are collateralized and repayment is expected from the borrowers’ cash flow or, secondarily, the collateral. Our exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value. The State of Alaska and Southeast areas rely primarily upon the natural resources industries, particularly mining and oil production, as well as tourism, government and U.S. military spending for their economic success. Our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

Our assets as of December 31, 2010, include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, expected timing of reversals of temporary differences, and tax planning strategies. As a result of that review, management determined that a valuation allowance of $471,000 was required at December 31, 2010. We believe the remaining net deferred tax asset at December 31, 2010 of $544,000, is more than likely to be realized based on our expected future earnings; however, it is possible that an additional valuation allowance may be required, which could have a further adverse effect on our future results of operations and financial condition.

Our estimated allowance for off-balance sheet liabilities may be inadequate.

In the normal course of business, the Bank incurs various off-balance sheet liabilities and contingent liabilities that are not presented in its financial statements. These off-balance sheet commitments and contingent liabilities include various guarantees and commitments to extend credit. In addition, the Bank originates, and subsequently sells, nearly all residential real estate loans into the secondary market. The Bank may be required to repurchase sold loans under certain circumstances. A separate reserve for probable off-balance sheet liabilities has not been established for potential losses and there can be no assurance that a reserve to cover off-balance sheet liability losses would be sufficient.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2010.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$73,762
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	29,898
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	14,209
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	7,287
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	22,392
Sitka, Alaska 99835

Alaska Pacific Mortgage (5)

2092 Jordan Avenue, Suite 595	2003	2,500	Non-depository
Juneau, Alaska 99801
_____________
(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in February 2013, with option to renew for five-year term.
(3)	Lease expires in May 2011, with two 6-month options to renew.
(4)	Lease expires in December 2013, with option to renew for five-year term.
(5)	Lease expires in October 2013

            Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah.  At December 31, 2010, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $2.6 million.

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

Item 4.  [Reserved]

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

              The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.”  As of December 31, 2010, there were approximately 363 stockholders of record and 654,486 shares outstanding.  Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.  However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the institution’s mutual-to-stock conversion.

The Bank is restricted by the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods.  Based on this calculation, at December 31, 2010, none of the Bank’s retained earnings were available for dividends to the Company.  However, payment of dividends may be further restricted by the OTS if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

The Bank currently is operating under the restrictions imposed by an Order issued by the OTS on September 28, 2010.   Among other restrictions, the Order requires the Bank to: (a) submit a business plan that sets forth a plan for maintaining Tier 1 (Core) Leverage Ratio of 8% and a minimum Total Risk-Based Capital Ratio of 12% and provides a detailed financial forecast including capital ratios, earnings and liquidity and containing comprehensive business line goals and objectives; and (b) remain in compliance with the minimum capital ratios contained in the business plan.  As of December 31, 2010, the Bank’s Tier-1 (Core) Leverage Ratio was 11.24% (3.24% over the new required minimum) and Risk-Based Capital Ratio was 16.29%, (4.29% more than the new required minimum).  Management believes that the Bank is currently in compliance with the terms of the Order.  For further information regarding the Order, see Item 1, “Business – Regulatory Matters” and Item 1A, “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

The Company received $4.8 million from the U.S. Treasury Department on February 9, 2009 as part of the Treasury’s Capital Purchase program. The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.  Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors.  In 2008 the Board of Directors determined to suspend the payment of dividends until the Company’s earnings improved.

The following table sets forth market price information of the Company’s stock for 2010 and 2009. In 2008 the Board of Directors determined to suspend the payment of dividends until the Company’s earnings improved.  As a result, no dividend payments have been made during the years ended December 31, 2010 and 2009.

	Market Price
Years Ended December 31,	High	Low

2010:
First Quarter	$6.50	$4.41
Second Quarter	6.60	5.90
Third Quarter	6.99	5.75
Fourth Quarter	6.15	4.00

2009:
First Quarter	$5.00	$3.60
Second Quarter	4.50	3.55
Third Quarter	5.90	4.01
Fourth Quarter	5.80	4.25

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the year ended December 31, 2010, the Company had no purchases of its Common Stock.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.  The Company is not engaged in any significant business activity other than holding the stock of the Bank.  Accordingly, the information in this discussion applies primarily to the Bank.  The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 8 of this annual report.  In the following discussion, except as otherwise noted, references to “2010” or “2009” indicate the year ended December 31, 2010 or 2009, respectively.

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

Financial Condition

Total assets were $174.4 million at December 31, 2010, compared with $178.3 million at December 31, 2009.  The $3.9 million decrease was primarily the result of a decline in loans.

Loans decreased $16.2 million, or 10.2%, to $141.9 million at December 31, 2010 from $158.1 million at December 31, 2009.  The decrease is largely attributable to a decrease in one-to-four family mortgage loans and land loans offset by an increase in commercial real estate loans.

Total commercial real estate loans increased 2.5% to $66.1 million, or 46.6% of the portfolio at December 31, 2010, from $64.5 million, or 40.8% of the portfolio at December 31, 2009.  Land loans decreased 33.4% to $6.5 million, or 4.6% of the portfolio at December 31, 2010, from $9.7 million, or 6.1% of the portfolio at December 31, 2009.  Total commercial business loans decreased 2.5% to $19.4 million, or 13.6% of the portfolio at December 31, 2010, from $19.9 million, or 12.6% of the portfolio at December 31, 2009.

Production of one-to-four-family mortgage loans declined in 2010.  Originations totaled $30.5 million in 2010, a 35.9% decrease over the $47.6 million originated in 2009.  Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 17.8% of the loan portfolio at December 31, 2010, compared with 21.4% of the loan portfolio at December 31, 2009.

Cash and cash equivalents increased $14.1 million to $21.0 million at December 31, 2010, compared to $6.9 million at December 31, 2009.

Available-for-sale securities decreased $451,000 to $2.2 million at December 31, 2010, compared to $2.6 million at December 31, 2009.  The decrease was the result of normal principal reductions on mortgage-backed securities.

Premises and equipment was $2.6 million at December 31, 2010, a $231,000 decrease from $2.8 million at the end of 2009.

Total deposits decreased 0.5% to $147.5 million at December 31, 2010 from $148.2 million at December 31, 2009.  Money market accounts decreased a total of $2.0 million to $27.0 million at December 31, 2010 compared to $29.0 million a year ago.  During the same period, however, interest bearing demand deposits increased $1.6 million to $34.1 million and non-interest bearing demand deposits increased $1.6 million to $29.0 million.  Certificates of deposit decreased $2.5 million to $37.6 million at December 31, 2010.

At December 31, 2010 and 2009, $1.9 million and $1.7 million, respectively, of the certificates of deposit were brokered CDs obtained through the Certificate of Deposit Account Registry Service (“CDARS”).  These deposits carry interest rates that are generally higher than locally obtained CDs, but which are generally lower than FHLB advances.

 FHLB advances decreased $4.8 million to $5.0 million at December 31, 2010 from $9.8 million at December 31, 2009.

Results of Operations

Net Income (Loss).  For the year ended December 31, 2010, the Company reported net income available to common shareholders of $539,000, or $0.76 per diluted share, after recording $899,000 provision for loan losses and $255,000 benefit for income tax.  This compares to a net loss available to common shareholders for the year ended December 31, 2009 of $2.5 million, or $(3.76) per diluted share, after recording a $2.9 million provision for loan losses and $18,000 income tax expense.  The net income in 2010 is primarily attributable to a decrease in provision for loan loss, an increase in net interest income and decrease in other non-interest expense.  For purposes of comparison, net income (loss) available to common shareholders may be separated into major components as follows:

			Income Increase
(in thousands) Year ended December 31,	2010	2009	(Decrease)
Net interest income	$8,482	$8,322	$160
Gain on sale of loans	524	712	(188)
Other noninterest income	1,262	1,172	90
Net revenues	10,268	10,206	62
Noninterest expense	(8,781)	(9,432)	651
Subtotal	1,487	774	713
Provision for loan losses	(899)	(2,947)	2,048
Income (loss) before income tax	588	(2,173)	2,761
Income tax benefit (expense)	255	(18)	273
Net Income (loss)	843	(2,191)	3,034
Preferred stock dividend and discount accretion	(304)	(271)	(33)
Net income (loss) available to common shareholders	$539	$(2,462)	$3,001

Net Interest Income.  Net interest income increased $160,000, or 1.9%, to $8.5 million in 2010 from $8.3 million in 2009.  The increase is due to a combination of factors, including a decrease in interest expense.  See the tables in “--Average Balances, Interest and Average Yields/Cost” and in “--Rate/Volume Analysis” elsewhere in this discussion. The net interest margin on average earning assets was 5.34% for 2010 compared with 4.86% in 2009 reflecting an increase in yield on interest earning assets in addition to a decline in cost of funds.  Nonaccrual loans were $448,000 and $2.9 million at December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, $13,000 and $789,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

Average loans (including nonperforming loans and loans held for sale) decreased $12.1 million, or 7.3%, to $153.7 million in 2010 from $165.8 million in 2009.  The net interest margin on average interest-earning assets increased 48 basis points to 5.34% in 2010 from 4.86% in 2009.

Noninterest Income.  The gain on sale of loans decreased $188,000 to $524,000 in 2010 from $712,000 in 2009 as a result of a decline in gain on sale of loans and origination fees/costs associated with the decline in the production of one-to-four family mortgage loans.

Excluding mortgage banking income, noninterest income increased $90,000, or 7.1%, to $1.3 million in 2010 compared with $1.2 million in 2009.  The increase is primarily in mortgage servicing income.  Additionally, other income of $46,000 was recognized in 2010 from the gain on sale of commercial loans.

Noninterest Expense.  Noninterest expense decreased $651,000, or 6.9%, to $8.8 million in 2010 from $9.4 million in 2009.  The net decrease in expense is attributable to lower real estate owned and repossessed asset expense and a decrease in compensation and benefits expense due in part to the suspension of the Bank’s incentive compensation plan for 2010.

Income Tax. During the fourth quarter of 2010, the Company reduced a valuation allowance in the amount of $434,000 against its net deferred tax asset of $1.0 million due.  The reduction in the valuation allowance had the effect of recognizing a benefit for income taxes for 2010.  The remaining balance of the valuation allowance at December 31, 2010 of $471,000 is due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.  Management believes it is more likely than not that these tax benefits will be realized which would result in a reversal of the deferred tax valuation allowance.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased $2.0 million to $899,000 for 2010 from $2.9 million for 2009.  The provision for both years was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.  The allowance for loan losses decreased $200,000, or 11.4%, to $1.6 million at December 31, 2010 from $1.8 million at December 31, 2009.  The provision and the resulting allowance are reflective of numerous factors, including the following:

•	Loan losses. Net loan charge offs were $1.1 million (0.8% of total loans) in 2010 compared with $3.8 million (2.4% of total loans) in 2009.

•
Growth and composition of the portfolio.  Total loans decreased $16.2 million to $141.9 million at December 31, 2010 compared with $158.1 million at December 31, 2009.  The decline reflects gradual changes in the loan portfolio composition away from single-family mortgages, moving to a greater proportion of commercial real estate.  Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

•
Management analysis of loans.  As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectability may not be assured.  Loans judged to be impaired amounted to $9.6 million (6.8% of total loans) at December 31, 2010, compared with $5.3 million (3.4% of total loans) at December 31, 2009.  A specific allowance at December 31, 2010 and 2009 for estimated impairments of $310,000 and $514,000, respectively, was established for these loans.

•	Past-due Loans. At December 31, 2010, $623,000, or 0.4% of all loan balances were past due 30 days or more, compared with $3.5 million, or $2.2% at December 31, 2009.

•
Nonperforming and classified loans.  Nonaccrual loans were $448,000 (0.3% of total loans) at December 31, 2010, compared with $2.9 million (1.8% of total loans) at December 31, 2009.  Loans classified as “substandard” or “doubtful” were $7.1 million (5.0% of total loans) at December 31, 2010 compared with $5.3 million (3.4% of total loans) at December 31, 2009.

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

The Company’s evaluation of the adequacy of the allowance for loan losses is one of its most critical management processes and is also the most subjective.  While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events might result in adjustment to the allowance if circumstances differ substantially from the assumptions used in making the final determination.  One or more of these events could have a significant effect on net income, and the effect could be both material and adverse.

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

(dollars in thousands) Year ended December 31,		2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$153,736	$9,491	6.17%	$165,807	$10,053	6.06%
Investment securities (1)	4,202	90	2.14	4,721	126	2.67
Interest-earning deposits in banks	981	8	0.82	818	5	0.61
Total interest-earning assets	158,919	9,589	6.03	171,346	10,184	5.94
Allowance for loan losses	(2,107)			(2,349)
Cash and due from banks	5,322			6,924
Other assets	10,150			8,709
Total assets	$172,284			$184,630

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$32,417	$26	0.08%	$31,161	$54	0.17%
Money market	27,117	88	0.32	30,295	218	0.72
Savings	19,328	26	0.13	18,243	47	0.26
Certificates of deposit	37,436	707	1.89	40,933	1,050	2.57
Total interest-bearing deposits	116,298	847	0.73	120,632	1,369	1.13
Borrowings	9,021	260	2.88	12,156	493	4.06
Total interest-bearing liabilities	125,319	1,107	0.88	132,788	1,862	1.40
Noninterest-bearing demand deposits	29,073			27,720
Mortgage escrows	1,202			1,227
Other liabilities	(2,339)			3,430
Shareholders’ equity	19,029			19,465
Total liabilities and shareholders’ equity	$172,284			$184,630

Net interest income		$8,482			$8,322

Interest rate spread			5.15%			4.54%

Net interest margin:
On average interest-earning assets			5.34%			4.86%
On average total assets			4.92			4.51

Ratio of average interest-earning assets to average interest-bearing liabilities	126.81%			129.04%

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

(in thousands) Year ended December 31, 2010 compared with year ended 2009	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$183	$(732)	$(13)	$(562)
Investment securities	(25)	(14)	3	(36)
Interest-earning deposits in banks	2	1	-	3
Total net change in interest income	160	(745)	(10)	(595)

Interest-bearing liabilities:
Interest-bearing demand accounts	(29)	2	(1)	(28)
Money market accounts	(120)	(23)	13	(130)
Savings accounts	(22)	3	(2)	(21)
Certificates of deposit	(277)	(90)	24	(343)
Borrowings	(143)	(127)	37	(233)
Total net change in interest expense	(591)	(235)	71	(755)

Net change in net interest income	$751	$(510)	$(81)	$160

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company’s assets and the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At December 31,	For the Year Ended December 31,
	2010	2010	2009

Weighted average yield on:
Loans	6.19%	6.17%	6.06%
Investment securities	2.06	2.14	2.67
Interest-earning deposits in banks	1.44	0.82	0.61
Total interest-earning assets	6.00	6.03	5.94

Weighted average rate paid on:
Interest-bearing demand accounts	0.04	0.08	0.17
Money market accounts	0.26	0.32	0.72
Savings accounts	0.06	0.13	0.26
Certificates of deposit	1.49	1.89	2.57
Total interest-bearing deposits	0.57	0.73	1.13
Borrowings	4.47	2.88	4.06
Total interest-bearing liabilities	0.72	0.88	1.40

Interest rate spread	5.28	5.15	4.54

Net interest margin on:
Average interest-earning assets	--	5.34	4.86
Average total assets	--	4.92	4.51

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

The primary investing activity of the Bank has been the origination of loans, including one-to-four-family mortgages, commercial real estate loans, commercial business loans, and consumer loans, deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank’s sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances.  During 2010 and 2009, the Bank used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals.  At December 31, 2010, the Bank had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $10.9 million.

At December 31, 2010, the Bank had $90,000 of net unrealized gains on investment securities classified as available for sale, which represented 0.04% of the amortized cost ($2.1 million) of the securities.  This represented an increase of $20,000 compared with $70,000 of net unrealized gains at December 31, 2009, primarily as a result of changes in market demand.  Movements in market interest rates will continue to affect the unrealized gains and losses in these securities.  However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

At December 31, 2010, certificates of deposit amounted to $37.6 million, or 25.5% of the Bank’s total deposits, including $29.6 million scheduled to mature by December 31, 2011.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.  In addition, the Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $43.6 million at December 31, 2010, of which $37.6 million was unused.  At December 31, 2010, there was $5.0 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements and the Orders.  As of December 31, 2010, the Bank was in compliance with all regulatory capital requirements that were effective as of this date, including those effective by the Order, with tangible, core, and risk-based capital ratios of 11.24%, 11.24% and 16.29%, respectively.  For further information, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Recent Accounting Pronouncements

See “Item 8.  Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 1 Recent Accounting Pronouncements.”

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

In order to encourage institutions to reduce interest rate risk, the OTS adopted a rule incorporating an interest rate risk component into its risk-based capital rules.  Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.  Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital. The OTS, however, has delayed the implementation of this regulation.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt.  The Bank is exempt because of its asset size and risk-based capital ratio.  Based on the Bank’s regulatory capital levels at December 31, 2010, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2010, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)		Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates		Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300	bp	$25,653	$(213)	(1)%	14.28%	(3	) bp
200		26,005	139	1	14.42	11
100		26,098	233	1	14.45	14
0		25,865	-	-	14.31	-
(50)		25,147	(719)	(3)	13.96	(35)
(100)		26,260	395	2	14.48	17

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)
Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

The above table illustrates, for example, that at December 31, 2010 an instantaneous 200 basis point increase in market interest rates would increase the Bank’s net portfolio value by $139,000 million, or 1%, and an instantaneous 100 basis point decrease in market interest rates would increase the Bank’s net portfolio value by $395,000.

The following table summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward.

	December 31, 2010	September 30, 2010	December 31, 2009
Pre-shock net portfolio value ratio	14.31%	13.75%	14.54%
Post-shock net portfolio value ratio	14.31%	13.74%	13.84%
Decline in net portfolio value ratio	0 bp	0 bp	70 bp

These measures indicate a relatively low level of interest-rate risk at the present time.  Among other factors, this is attributable to management’s decisions in recent years to effect a relative decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Spokane, Washington
March 30, 2011

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands) December 31,	2010	2009
Assets
Cash and due from banks	$18,522	$6,273
Interest-earning deposits in banks	2,501	669
Total cash and cash equivalents	21,023	6,942
Investment securities available for sale, at fair value (amortized cost: 2010 - $2,065; 2009 - $2,536)	2,155	2,606
Federal Home Loan Bank stock, at cost	1,784	1,784
Loans held for sale	450	55
Loans	141,938	158,108
Less allowance for loan losses	(1,583)	(1,786)
Loans, net	140,355	156,322
Accrued interest receivable	604	698
Premises and equipment, net	2,585	2,816
Real estate owned and repossessed assets	1,791	2,598
Mortgage servicing rights	1,242	813
Other assets	2,380	3,674
Total Assets	$174,369	$178,308

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$29,046	$27,416
Interest-bearing demand	34,103	32,474
Money market	26,949	28,982
Savings	19,824	19,170
Certificates of deposit	37,626	40,175
Total deposits	147,548	148,217
Federal Home Loan Bank advances	5,000	9,834
Advance payments by borrowers for taxes and insurance	695	751
Accounts payable and accrued expenses	883	379
Accrued interest payable	195	307
Other liabilities	269	140
Total liabilities	154,590	159,628
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 and 4,781 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively)	4,562	4,497
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at December 31, 2010 and at December 31, 2009)	7	7
Additional paid-in capital	6,470	6,446
Treasury stock	(11)	(11)
Retained earnings	8,659	7,699
Accumulated other comprehensive income	92	42
Total shareholders’ equity	19,779	18,680
Total Liabilities and Shareholders’ Equity	$174,369	$178,308

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

(in thousands, except per share) Year ended December 31,	2010	2009
Interest Income
Loans, including fees	$9,491	$10,053
Investment securities	90	126
Interest-earning deposits in banks	8	5
Total interest income	9,589	10,184
Interest Expense
Deposits	847	1,369
Federal Home Loan Bank advances	260	493
Total interest expense	1,107	1,862
Net Interest Income	8,482	8,322
Provision for loan losses	899	2,947
Net interest income after provision for loan losses	7,583	5,375
Noninterest Income
Mortgage servicing income	287	186
Service charges on deposit accounts	664	729
Other service charges and fees	265	257
Gain on sale of loans	524	712
Other noninterest income	46	-
Total noninterest income	1,786	1,884
Noninterest Expense
Compensation and benefits	4,344	4,696
Occupancy and equipment	1,312	1,393
Data processing	244	258
Professional and consulting fees	702	541
Marketing and public relations	255	268
Real estate owned and repossessed assets, net	461	738
Federal Deposit Insurance Corporation assessment	380	387
Other	1,083	1,151
Total noninterest expense	8,781	9,432
Income (loss) before income tax	588	(2,173)
Expense (benefit) for income tax	(255)	18
Net Income (loss)	$843	$(2,191)
Preferred stock dividend and discount accretion
Preferred stock dividend	$239	$216
Preferred stock discount accretion	65	55
Net income (loss) available to common shareholders	$539	$(2,462)

Net income (loss) per share:
Basic	$0.82	$(3.76)
Diluted	0.76	(3.76)

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
Balance, January 1, 2009	$-	$7	$6,121	$(11)	$10,161	$5	$16,283
Comprehensive loss:
Net loss					(2,191)		(2,191)
Change in net unrealized gains on securities available for sale, net of related income tax effect						37	37
Comprehensive loss							(2,154)
Stock compensation expense			27				27
Issuance of preferred stock to U.S. Treasury	4,442						4,442
Issuance of common stock warrants to U.S. Treasury			339				339
Accretion of preferred stock discount	55				(55)		-
Preferred stock issuance costs			(41)				(41)
Cash dividends on preferred stock					(216)		(216)
Balance, December 31, 2009	4,497	7	6,446	(11)	7,699	42	18,680
Cumulative-effect adjustment of change in accounting principle					421		421
Comprehensive income:
Net income					843		843
Change in net unrealized gains on securities available for sale, net of related income tax effect						50	50
Comprehensive income							1,314
Stock compensation expense			24				24
Accretion of preferred stock discount	65				(65)		-
Cash dividends on preferred stock					(239)		(239)
Balance, December 31, 2010	$4,562	$7	$6,470	$(11)	$8,659	$92	$19,779

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2010	2009
Operating Activities
Net income (loss)	$843	$(2,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	899	2,947
Provision (benefit) for deferred income tax assets	(434)	905
Gain on sale of loans	(524)	(712)
Fair value adjustment on mortgage servicing rights	(8)	-
Depreciation and amortization	288	335
Deferred income tax (benefit) expense	179	(421)
Amortization of fees, discounts, and premiums, net	(162)	(201)
Stock compensation expense	24	27
Loans originated for sale	(30,683)	(43,260)
Proceeds from sale of loans originated for sale	30,812	46,503
Loss on sale or impairment of real estate owned and repossessed assets	224	503
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	94	124
Other assets	1,579	(1,804)
Advance payments by borrowers for taxes and insurance	(56)	18
Accrued interest payable	(112)	(142)
Accounts payable and accrued expenses	504	(101)
Other liabilities	10	(302)
Net cash provided by operating activities	3,477	2,228
Investing Activities
Maturities and principal repayments of investment securities available for sale	463	687
Loan originations, net of principal repayments	13,353	3,728
Purchase of premises and equipment	(57)	(29)
Proceeds from sale of real estate owned and repossessed assets	2,468	815
Net cash provided by (used in) investing activities	16,227	(5,201)
Financing Activities
Cash dividends paid on preferred stock	(120)	(185)
Proceeds from issuance of preferred stock and common stock warrants	-	4,781
Stock issuance costs paid	-	(41)
Net decrease in Federal Home Loan Bank advances	(4,834)	(486)
Net increase in demand and savings deposits	1,880	685
Net decrease in certificates of deposit	(2,549)	(14,643)
Net cash used in financing activities	(5,623)	(9,889)
Increase (decrease) in cash and cash equivalents	14,081	(2,460)
Cash and cash equivalents at beginning of year	6,942	9,402
Cash and cash equivalents at end of year	$21,023	$6,942

Supplemental information:
Cash paid for interest	$1,219	$2,004
Cash received from income taxes	(1,571)	(9)
Loans foreclosed and transferred to real estate owned and repossessed assets	1,885	3,508
Net change in unrealized gains and losses on securities available for sale, net of tax	50	37
Cumulative adjustment – change in accounting principle	421	-
Accrued preferred stock dividends	150	31
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Prior to the adoption of the accounting guidance on April 1, 2009, management considered in determining whether other-than-temporary impairment exits, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans Held for Sale:  Loans held for sale consist primarily of residential mortgage loans and are individually valued at the lower of cost or fair value less estimated selling costs.  Loans are recorded as sold when the loan documents are sent to the investor.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Mortgage Servicing Rights:  Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights, (“MSR”), obtained from an independent broker on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

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

Federal Home Loan Bank Stock:  The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock.  As a member of the FHLB System, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances.  The Bank’s minimum investment requirement was approximately $273,100 and $491,200 at December 31, 2010 and 2009, respectively.  The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold.  Stock redemptions are granted at the discretion of the FHLB.  This security is reported at par value, which represents the Company’s cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  As of December 31, 2010, management has concluded that the Bank’s investment in FHLB stock is not impaired.

Advertising Expense:  Advertising costs are expensed as incurred.  Advertising expense was $183,000 and $185,000 for the years ended December 31, 2010 and 2009, respectively.

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

Treasury Stock:  Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2010 and 2009.

Employee Stock Ownership Plan:  Compensation expense under the Company’s Employee Stock Ownership Plan (“ESOP”) is based upon the number of shares allocated to employees each year multiplied by the average share price for the year.  Expense is reduced by the amount of dividends paid on unallocated shares.  No shares held by the ESOP were unallocated at December 31, 2010 and 2009.  In computing earnings per share, shares outstanding are reduced by shares held by the ESOP that have not yet been allocated to employees.

Stock Option Plan:  The Company accounts for its stock option plans in accordance with the provisions of FASB Accounting Standards Codification 718, Stock Compensation which establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans and requires that the compensation cost relating to share-based payment transactions such as stock options be recognized in the Company’s financial statements over the period the options are earned by employees.  Compensation expense for the years ended December 31, 2010 and 2009 totaled $24,000 and $27,000, respectively.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, loan servicing rights, fair value of financial instruments, deferred tax assets, and useful lives for depreciation of premises and equipment.  Actual results could differ from these estimates.

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

Other Comprehensive Income:  The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income is calculated in the following table:

(in thousands) years ended	2010	2009

Net income (loss) available to common shareholders	$539	$(2,462)
Other comprehensive income	50	37
Comprehensive income (loss)	$589	$(2,425)

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Corporation, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements:  Significant recent accounting pronouncements are described below.

On January 21, 2010, the FASB issued Accounting Standards Update (“ASU” or the "Update") 2010-06, Improving Disclosures About Fair Value Measurements. The Update amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair values.  The guidance in ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009.  ASU 2009-05 did not have a material impact on the Company’s financial condition or results of operations.

On February 24, 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The Update amends Accounting Standards Codification 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures.  ASU 2010-09 requires SEC filers and other certain entities to evaluate subsequent events through the date the financial statements are issued.  The Update exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The guidance in ASU 2010-09 is effective immediately for financial statements that are (1) issued or are available to be issued or (2) revised.  ASU 2010-09 did not have a material impact on the Company’s financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. The Update clarifies that modifications of acquired loans accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modifications would otherwise be considered a troubled-debt restructuring.  The guidance in ASU 2010-18 is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010.   ASU 2010-18 did not have a material impact on the Company’s financial condition or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in its disclosures about the credit quality of its financing receivables and the credit reserves held against them.  Specifically, entities will be required to present a rollforward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis.  The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010.  For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The effective date for troubled debt restructuring disclosures was temporarily deferred to be concurrent with the effective date for the proposed ASU, “Receivables:  Clarifications to Accounting for Troubled Debt Restructurings by Creditors.” ASU 2010-20 did not have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The ASU affects only public companies and is intended to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure for business combinations.  The ASU specifies that if a public entity presents comparative financial statements, those statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual periods only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The ASU 2010 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU 2010-29 is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank of San Francisco in the form of cash.  Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. The Company is required to maintain a $25,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for years ended, December 31, 2010 and 2009 was $539,000 and $1.3 million, respectively.

Note 3 – Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods.  Based on this calculation, at December 31, 2010, none of the Bank’s retained earnings were available for dividends to the Company.  However, payment of dividends may be further restricted by the Bank’s regulatory agency if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

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

Pursuant to the Order the Bank is required to maintain its Tier 1 (Core) Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.  See Item 1. “Business – Regulatory Matters” for additional information regarding the Orders.

At December 31, 2010, the Bank exceeded each of the Capital Ratio requirements of the Order, however, under  the OTS regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and therefore the Bank is deemed “adequately capitalized” for OTS purposes.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at December 31, 2010:

(dollars in thousands)
December 31, 2010:
Core Capital:
Actual	$19,535	11.24%
Required by the Order	13,902	8.00
Excess	$5,633	3.24%

Total Risk-Based Capital:
Actual	$20,808	16.29%
Required by the Order	15,330	12.00
Excess	$5,478	4.29%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were $150,000.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At December 31, 2010, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at December 31, 2010 and December 31, 2009:

(dollars in thousands)
December 31, 2010:
Tangible Capital:
Actual	$19,535	11.24%
Required	2,607	1.50
Excess	$16,928	9.74%

Core Capital:
Actual	$19,535	11.24%
Required	6,951	4.00
Excess	$12,584	7.24%

Total Risk-Based Capital:
Actual	$20,808	16.29%
Required	10,220	8.00
Excess	$10,588	8.29%

December 31, 2009:
Tangible Capital:
Actual	$17,237	9.70%
Required	2,666	1.50
Excess	$14,571	8.20%

Core Capital:
Actual	$17,237	9.70%
Required	7,110	4.00
Excess	$10,127	5.70%

Total Risk-Based Capital:
Actual	$18,508	12.84%
Required	11,531	8.00
Excess	$6,977	4.84%

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Mortgage-backed securities:	$1,982	$89	$(1)	$2,070
U.S. government agencies	83	2	-	85
Total	$2,065	$91	$(1)	$2,155

December 31, 2009:
Mortgage-backed securities:	$2,445	$81	$(12)	$2,514
U.S. government agencies	91	1	-	92
Total	$2,536	$82	$(12)	$2,606

Available for sale securities at December 31, 2010 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$219	-	$146	$(1)	$365	$(1)
U.S. government agencies	-	-	-	-	-	-
Total	$219	-	$146	$(1)	$365	$(1)

Available for sale securities at December 31, 2009 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12	$(1)	$571	$(11)	$583	$(12)
Total	$12	$(1)	$571	$(11)	$583	$(12)

Five and four securities with unrealized losses at December 31, 2010 and 2009, respectively, were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary.

No securities were designated as held to maturity at December 31, 2010 or 2009.

The amortized cost of investment securities at December 31, 2010 is presented below by contractual maturity.  Actual maturities may vary due to prepayment of the underlying loans.

(in thousands)	Fair Value Mortgage backed Securities	Costs Mortgage backed securities	Fair Value U.S government agencies	Costs Mortgage backed securities
Maturing within 1 to 5 years	$12	$12	$85	$83
Maturing between 5 and 10 years	169	168	-	-
Maturing beyond 10 years	1,889	1,802	-	$83
Total	$2070	$1982	$85	$83

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2010 was $2.1 million and $2.2 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2009 was $2.5 million and $2.6 million, respectively.

There were no sales of securities during 2010 or 2009.

Note 5 – Loans

Loans are summarized as follows:

(in thousands) December 31,	2010	2009
Real estate:
Permanent:
One- to four-family	$25,194	$33,787
Multifamily	1,959	1,736
Commercial nonresidential	66,084	64,453
Land	6,463	9,697
Construction:
One- to four-family	1,819	3,050
Commercial nonresidential	1,227	2,637
Commercial business	19,365	19,856
Consumer:
Home equity	13,509	16,522
Boat	4,242	4,287
Automobile	1,167	1,269
Other	909	814
Total loans	$141,938	$158,108

Loans held for sale	$450	$55

Loans are net of deferred loan fees and other discounts amounting to $495,000 and $567,000 at December 31, 2010 and 2009, respectively.

Loans include overdrawn balances of deposit accounts of $24,000 and $35,000 at December 31, 2010 and 2009, respectively.

Interest income from tax-exempt loans was $27,000 and $35,000 in 2010 and 2009, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska.  Commercial real estate loans are generally secured by warehouse, retail, and other improved commercial properties.  Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

Impaired Loans.  Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All problem-graded loans are evaluated for impairment.  Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Impaired loans are set forth in the following table for the year ended December 31.

	Interest Income Recognized	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
2010
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-	$-	$300
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	531	6,855	3,561	2,757	6,855	267	7,027
Land	97	2,021	2,021	-	2,021	-	2,957
Construction:
One- to four-family	-	-	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-	-	187
Commercial business	48	683	260	423	683	43	452
Consumer:
Home equity	-	-	-	-	-	-	-
Boat	-	-	-	-	-	-	30
Automobile	-	-	-	-	-	-	-
Other	3	42	42	-	42	-	32
Total	$679	$9,601	$5,884	$3,180	$9,601	$310	$10,985

Impaired loans as December 31, 2009 are summarized as follows:

(in thousands) Year ended December 31,	2009
Impaired loans at end of year	$5,342
Impaired loans at end of year for which specific valuation allowances have been provided	1,922
Amount of allowances at end of year	514

Additional impaired loan information for 2009 is as follows:

(in thousands) Year ended December 31,	2009
Average investment in impaired loans	$11,503
Interest income recognized on impaired loans	151
Interest income recognized on a cash basis on impaired loans	151

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired.  At December 31, 2010 and 2009, the Company had $7.1 million and $845,000, respectively, of loans that were modified in troubled debt restructurings and considered impaired.  Included in these amounts, the Company had $4.6 million and $538,000 of troubled debt restructurings as of December 31, 2010 and 2009, respectively, that were performing in accordance with their modified loan terms.  The Company has not committed any amounts to lend to these borrowers with loans considered to be troubled debt restructurings.

Nonaccrual loans were $448,000 and $2.9 million at December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, approximately $13,000 and $789,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

Year end non-accrual loans, segregated by class of loans, were as follows:

(in thousands) At December 31,	2010	2009
Consumer	$-	$78
Commercial business	448	236
Real Estate:
Permanent one- to four-family	-	155
Commercial nonresidential	-	636
Land	-	1,361
Commercial construction nonresidential	-	209
Construction one- to four-family	-	180
Total	$448	$2,855

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$444	$-	$444	$24,750	$25,194	$-
Multifamily	-	-	-	1,959	1,959	-
Commercial nonresidential	167	-	167	65,917	66,084	-
Land	-	-	-	6,463	6,463	-
Construction:
One- to four-family	-	-	-	1,819	1,819	-
Commercial nonresidential	-	-	-	1,227	1,227	-
Commercial business	12	-	12	19,353	19,365	-
Consumer:
Home equity	-	-	-	13,509	13,509	-
Boat	-	-	-	4,242	4,242	-
Automobile	-	-	-	1,167	1,167	-
Other	-	-	-	909	909	-
Total	$623	$-	$623	$141,315	$141,938	-

Credit Quality / Risk Rating System:  The Bank utilizes a risk rating system to segment the risk profile of its loan portfolio. As part of this on-going monitoring system of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications.  The Bank’s risk rating system is comprised of nine ranges (1-9) based upon industry best practice and regulator definitions. A brief summary of the general characteristics of the nine risk classes is as follows:

•
Ratings 1-2: Include loans with the highest credit quality based upon financial performance, high net worth borrowers, an industry category with very positive trends, collateral of readily marketable government securities, time certificates or cash value of life insurance, and other strong financial performance ratios.

•
Ratings 3-4: Include loans with satisfactory financial performance, adequate liquidity and compare favorably to industry performance measurements.  Loans in these categories are typically secured by real estate, inventory, accounts receivable or other collateral that may not be as easily converted to cash.  Loans graded in the lower of the two categories (4) might be loans where the company’s business is tied to a cyclical or seasonal industry such as tourism and fishing.

•
Rating 5:  This is a “Pass/Watch” category requiring additional management attention.  These are performing loans where there is still no perception of unwarranted or undue credit risk, but because of external events in the marketplace, management change, a shift in financial performance or other conditions, which if not addressed could cause further problems.  This is typically a temporary classification.

•
Rating 6:  These are “Special Mention” loans which are currently performing as agreed but have developed a financial weakness, which if not corrected, pose unwarranted risk to the bank. This classification is used when the degree of risk initially evaluated has increased beyond conditions that would have prevented the loan from being made in the beginning. Prompt corrective action is needed.

•
Rating 7:  These are “Substandard” loans which are no longer protected by adequate cash flow, net work, or collateral.  There is a well-defined weakness that jeopardizes the repayment of the debt and subjects the institution to the possibility of loss.  Loans in this category may or may not have specific valuation allowance assigned to the loan depending on conditions.

•
Ratings 8:  These are loans classified as “Doubtful” which, based upon a variety of negative conditions, will more than likely result in a loss if a set of events do not occur.  These loans have specific valuation allowance to the extent of the calculated impairment.

•
Ratings 9:  These are loans classified as “Loss”.  They are to be charged-off or charged-down based upon the fact that repayment is uncertain or when the timing or value of payments cannot be determined.  This classification does not imply that the loan will never be paid, nor does it imply that there has been a forgiveness of debt, but does indicate that the value will not be carried on the books of the institution as an earning asset.

The loan portfolio, segmented by risk range at December 31, 2010, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$25,142	$52	-	$25,194
Multifamily	1,959	-	-	1,959
Commercial nonresidential	59,086	1,017	5,981	66,084
Land	4,107	335	2,021	6,463
Construction:
One- to four-family	1,819	-	-	1,819
Commercial nonresidential	1,227	-	-	1,227
Commercial business	15,970	2,755	640	19,365
Consumer:
Home equity	13,509	-	-	13,509
Boat	4,242	-	-	4,242
Automobile	1,167	-	-	1,167
Other	909	-	-	909
Total	$129,137	$4,159	$8,642	$141,938

The Company’s Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Asset Classification Committee reviews the following information to analyze the credit risk inherent in the Company’s portfolio:

•
All loans classified during the previous analysis. Current information as to payment history or actions taken to correct the deficiency is reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

•	Growth and composition of the portfolio. The Committee considers changes in composition of loan portfolio and the relative risk of these loan portfolios in assessing the adequacy of the allowance.

•	Historical loan losses. The Committee reviews the Bank’s historical loan losses and historical industry losses in considering losses inherent in the loan portfolio.

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

•
Reports from the Bank’s managers and analysis of potential problem loans.  Lending managers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but has the potential for problems in the future.  Each lending manager reviews their respective lending unit’s loans and identifies any that may have developing weaknesses. This “self identification” process is an important component of maintaining credit quality, as each lender is accountable for monitoring as well as originating loans.

•
Current economic conditions. The Bank takes into consideration economic conditions in its market area, the state’s economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of the Bank’s market area of Southeast Alaska requires that each community’s economic activity be reviewed.  The Bank also reviews out of market economic data associated with participation loans and their respective markets.

•
Trends in the Bank’s delinquencies.  The Bank’s market area has seasonal trends and as a result, the portfolio tends to have similar fluctuations. Prior period statistics are reviewed and evaluated to determine if the current conditions exceed expected trends.

The amount that is to be added to allowance for loan losses is based upon a variety of factors.  An important component is a loss percentage set for each major category of loan that is based upon the Bank’s past loss experience.  In certain instances, the Bank’s own loss experience has been minimal, and the related loss factor is modified based on consideration of published national loan loss data.  The loss percentages are also influenced by economic factors as well as management experience.

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

The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter, and a determination is made as to whether the allowance is adequate or needs to be increased.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged off (net of recoveries).

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

					Period end allowance amount allocated to:
2010 (in thousands)	Beginning balance	Provision for loan losses	Net loans charged off and recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$56	$228	$(211)	$73	$-	$73
Multifamily	13	1	-	14	-	14
Commercial non-residential	444	414	-	858	267	591
Land	56	619	(664)	11	-	11
Construction:
One-to-four-family	144	40	(180)	4	-	4
Multifamily	-	-	-	-	-	-
Commercial nonresidential	236	(24)	(209)	3	-	3
Commercial	615	(312)	234	537	43	494
Consumer:						-
Home equity	114	(91)	-	23	-	23
Boat	87	-	(58)	29	-	29
Automobile	2	16	(14)	4	-	4
Other	19	(16)	-	3	-	3
Unallocated	-	24	-	24	-	24
Total allowance for loan losses	$1,786	$899	$(1,102)	$1,583	$310	$1,273

Following is an analysis of the changes in the allowance for loan losses:

(in thousands) Year ended December 31,	2010	2009
Balance at beginning of year	$1,786	$2,688
Provision for loan losses	899	2,947
Loans charged off	(1,367)	(3,875)
Recoveries	265	26
Balance at end of year	$1,583	$1,786

The Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

2010 (in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$25,194	$25,194
Multifamily	-	1,959	1,959
Commercial non-residential	6,855	59,229	66,084
Land	2,021	4,442	6,463
Construction:
One-to-four-family	-	1,819	1,819
Multifamily	-	-	-
Commercial nonresidential	-	1,227	1,227
Commercial	683	18,682	19,365
Consumer:
Home equity	-	13,509	13,509
Boat	-	4,242	4,242
Automobile	-	1,167	1,167
Other	42	867	909
Unallocated	-	-	-
Total loans	$9,601	$132,337	$141,938

Related Party Loans:  In the ordinary course of business, the Company makes loans to executive officers and directors of the Company and to their affiliates.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions.  The aggregate dollar amount of these loans was $4.5 million and $3.2 million at December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, new loans of this type were $5.7 million and $388,000, respectively, and repayments were $4.4 million and $359,000, respectively.

Real Estate Owned and Repossessed Assets:  The Company held real estate owned and repossessed assets of $1.8 million and $2.6 million at December 31, 2010 and 2009, respectively.  During 2010, the Company received $2.5 million in proceeds from the sale of real estate owned and repossessed assets and recognized $224,000 of net losses on sales.  During 2009, the Company received $815,000 in proceeds from the sale of real estate owned and repossessed assets and recognized $503,000 of net losses on sales.  The Company also incurred $237,000 and $235,000 in operating expenses related to real estate owned and repossessed assets in 2010 and 2009, respectively.

Note 6 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at December 31, 2010 and 2009 was $129.1 million and $119.3 million, respectively.  Prior to January 1, 2010, the

Company accounted for mortgage servicing rights retained as a separate asset and, amortized the mortgage servicing rights retained in proportion to and over the period of estimated net servicing income.

Effective January 1, 2010, the Company adopted ASC 860-50, Servicing Assets and Liabilities, which provides the option of making an irrevocable decision to subsequently measure a class of servicing assets at fair value at the beginning of any fiscal year, which was elected by the Company in order to improve consistency and comparability in financial reporting.  Subsequent changes in fair value will be reported in earnings in the period in which the change occurs.  Upon adoption, management determined the carrying value of servicing assets was approximately $421,000 lower than the fair value.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights (MSR) obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. A cumulative effect adjustment of $421,000 was recorded to retained earnings effective January 1, 2010 for this change in accounting principle.  The balance of retained earnings as of January 1, 2010 as restated was $19.1 million.  Upon adoption, there was no impact to net income, earnings per share, or any prior years retained earnings.  During the year ended December 31, 2009, the change in carrying value was reported in earnings, and is included under the caption “Other service charges and fees” in the accompanying Consolidated Statements of Operations. As of December 31, 2010 and 2009, mortgage servicing assets were reported in assets and are included under the caption “Other assets” in the accompanying Consolidated Balance Sheets.  Related servicing income amounted to $287,000 and $186,000 for 2010 and 2009, respectively.  Custodial escrow balances maintained for loans serviced for others was $533,000 and $530,000 at December 31, 2010 and December 31, 2009, respectively.  The change in the balance of mortgage servicing assets is included in the following table:

Year ended December 31,
(in thousands)	2010

Balance beginning of period	$813
Additions to servicing assets	172
Disposals of servicing assets	(222)
Fair value adjustment	479
Balance end of period	$1,242

Note 7 – Premises and Equipment

Following is a summary of premises and equipment:

(in thousands) December 31,	2010	2009
Land	$424	$424
Buildings	2,254	2,254
Leasehold improvements	3,670	3,670
Furniture, fixtures and equipment	3,076	3,021
	9,424	9,369
Less accumulated depreciation and amortization	(6,839)	(6,553)
	$2,585	$2,816

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to $288,000 and $335,000, respectively.

Note 8 – Deposits

Certificates of deposit of $100,000 and more at December 31, 2010 and 2009 were $10.1 million and $12.9 million, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2010, are as follows:

(in thousands) Year ending December 31,
2011	$29,598
2012	5,215
2013	1,227
2014	426
2015 and thereafter	1,160
$37,626

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2010	2009
Interest-bearing demand	$26	$54
Money market	88	218
Savings	26	47
Certificates of deposit	707	1,050
	$847	$1,369

The weighted averages interest rates paid on deposits are as follows:

Year ended December 31,	2010	2009
Interest-bearing demand	0.08%	0.17%
Money market	0.32	0.50
Savings	0.13	0.23
Certificates of deposit	1.89	2.36

Deposits from the Company’s executive officers, directors, and their related companies were $4.5 million and $2.9 at December 31, 2010 and 2009, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances consist of the following:

(dollars in thousands) December 31,	2010	2009
Overnight advances, 0.64%	$-	$4,800
Seven-year amortizing advance, final maturity in 2010, 3.62%	-	34
Four-year advance, maturing in 2010, fixed 5.24%	-	1,500
Five-year advance, maturing in 2011, fixed 5.26%	2,000	2,000
Three-year advance, maturing in 2013 fixed 2.15%	1,500	-
Seven-year advance, maturing in 2013, fixed 5.30%	1,500	1,500
	$5,000	$9,834

FHLB advances at December 31, 2010 with final maturities of more than one year have scheduled maturities as follows:

(in thousands) Year ending December 31,
2011	2,000
2012	-
2013	3,000
Total	$5,000

The average balance of FHLB advances outstanding during 2010 and 2009 was $9.0 million and $12.2 million, respectively.  The maximum amount of advances outstanding at any month end during 2010 and 2009 was $13.2 million and $13.4 million, respectively.  Under a blanket pledge agreement, all funds on deposit at the FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $43.6 million at December 31, 2010.  The line is secured by a blanket pledge of the Company’s assets.  At December 31, 2010, there was $5.0 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.

Note 10 – Stock-Based Compensation

Stock Option Plan:  In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the “Plans”); one for key employees and one for directors of the Company.   The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of shares repurchased by the Company in the open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of options granted under the Plan; plus (ii) any shares surrendered to the Company in payment of the exercise price of options granted under the Plan. The Committee of the Plans shall determine the time or times at which an option may be exercised.  Previous option awards generally vest based on five years of continuous service.   The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under the Plans shall not be less than 100% of the Market Value (as defined in the Plans) of a share on the date of grant of such option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock.  The 2000 Stock Option Plan terminated on July 2, 2010 and the 2003 Stock Option Plan will terminate on May 22, 2013.

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

Following is a summary of the changes in stock options:

(in thousands) Year ended December 31,	2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options outstanding at beginning of year	54,188	$16.08	54,188	$16.08
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	31,188	9.75	-	-
Stock options outstanding at end of year	23,000	$24.67	54,188	$16.08

Options exercisable at end of year	18,120	$24.44	45,288	$14.23

There were no options exercised during the years ended December 31, 2010 and 2009.  Stock options outstanding at December 31, 2010 are summarized as follows:

Weighted- Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Exercisable
				Number of Shares	Aggregate Intrinsic Value
$17.50	2,400	2.1	$-	2,400	$-
25.50	20,600	6.7	$-	15,720	$-
$24.67	23,000	6.2	$-	18,120	$-

ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values.  Compensation cost is recorded as if each vesting portion of the award is a separate award.  The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $24,000 and $27,000 of compensation expense for the years ended December 31, 2010 and 2009, related to the unvested portion of options granted in prior years.  Net of taxes for the years ended December 31, 2010 and 2009; this reduced net income by $10,000 and $11,000, respectively. The basic and diluted earnings per share basis effect at December 31, 2010 and 2009, was zero.  There was $27,000 in unamortized stock-based compensation expense at December 31, 2010 with a weighted average expense period of 1.6 years.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are expected to vest.  Recognized stock compensation expense was not reduced by estimated forfeitures because management believes the future effect to be minimal.  Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan.  Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan.  Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law.  Since 2006, the Bank has matched 100% of employee contributions of up to 4% of compensation.  For the years ended December 31, 2010 and 2009, the Bank contributed $107,000 and $111,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) that was established in connection with the mutual to stock conversion.  Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Company.  The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year.  All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees.  Employees are vested in the plan over a seven-year period.  Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan.  At December 31, 2010 and 2009, 52,433 shares were allocated to employees.  The Company’s expense for the plan, including administrative expenses, amounted to $13,000 and $13,000 for the years ended December 31, 2010 and 2009, respectively.

Note 12 – Operating Leases

The Bank leases certain of its premises and equipment under noncancelable operating leases with terms in excess of one year.  Future minimum lease payments under these leases at December 31, 2010, are summarized as follows:

(in thousands) Year ending December 31, 2010
2011	456
2012	457
2013	380
2014	271
2015	271
2016 and thereafter	836
$2,671

Rent expense was $502,000 and $498,000 for the years ended December 31, 2010 and 2009, respectively.  Rental income on owned premises amounted to $35,000 and $19,000 for the years ended December 31, 2010 and 2009, respectively.

Note 13 – Income Tax

The expense (benefit) for income tax consisted of the following:

(in thousands) Year ended December 31,	2010	2009
Current tax expense (benefit):
Federal	$-	$(397)
State	-	(70)
Total current	-	(467)
Deferred tax expense (benefit):
Federal	135	(357)
State	44	(63)
Total deferred	179	(420)
Increase (decrease) in deferred tax valuation allowance	(434)	905
Expense (Benefit) for income tax	$(255)	$18

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2010 and 2009) to tax expense, as shown in the accompanying statements of operations and changes in shareholders’ equity and comprehensive income (loss), is as follows:

(in thousands) Year ended December 31,	2010	2009
Income tax expense (benefit) at statutory rate	$200	$(739)
Income tax effect of:
State income tax	(42)	(134)
Tax-exempt interest	(9)	(12)
Increase (decrease) in deferred tax valuation allowance	(434)	905
Other	30	(2)
Expense (Benefit) for income tax	$(255)	$18

Effective tax rate	(43%)	(1%)

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.  Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2010	2009
Deferred tax assets:
Bad debt reserves	$878	$929
Nonaccrual loan interest	5	308
Premises and equipment	147	128
Accrued vacation	69	68
Nondeductible REO write-down	173	21
Net operating loss carry-forward	584	524
Other	28	29
Gross deferred tax assets	1,884	2,007
Deferred tax liabilities:
Deferred loan fees, net	(70)	(48)
FHLB stock dividends	(628)	(610)
Prepaids	(96)	(94)
Unrecognized gain (loss) on available for sale securities	(61)	(27)
Other	(14)	-
Gross deferred tax liabilities	(869)	(779)
Net deferred tax assets	1,015	1,228
Valuation allowance for deferred tax asset	(471)	(905)
Net deferred tax assets after valuation allowance	$544	$323

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law.  Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995.  As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years.  In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method.  The Bank is not subject to this recapture in 2010 or 2009, as its tax bad debt reserves do not exceed its base year reserve.  As a result of the bad debt deductions, shareholders’ equity as of December 31, 2010, includes accumulated earnings of approximately $1.8 million for which federal income tax has not been provided.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Bank adopted FASB ASC 740, Income Taxes.  ASC 740 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ending December 31, 2010, 2009, 2008, and 2007 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of operations. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2010, beginning balance of retained earnings. The Company had no unrecognized tax benefits at December 31, 2010 or 2009.

Note 14 – Commitments and Contingencies

Commitments:   Commitments to extend credit, including unused lines of credit, totaled $9.5 million and $11.4 million at December 31, 2010 and 2009, respectively.  Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

There are no commitments to lend additional funds to debtors’ loans whose terms have been modified in troubled debt restructurings.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1.4 million and $3.6 million at December 31, 2010 and 2009, respectively.  These amounts are excluded from the balance of loans at year end.

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

The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance in accordance with ASU 470-20, Debt with Conversion and Other Topics.  As a result, the value allocated to the Warrant is different than the estimated fair value of the Warrant as of the grant date. The following assumptions were used to determine the fair value of the Warrant as of the grant date:

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

(dollars in thousands) December 31,	2010	2009
Net income (loss)	$843	$(2,191)
Preferred stock dividend accrual	(239)	(216)
Preferred stock discount accretion	(65)	(55)
Net loss available to common shareholders	$539	$(2,462)

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Less unallocated ESOP shares	-	-
Basic weighted average shares outstanding	654,486	654,486

Net incremental shares	53,501	-
Weighted incremental shares	707,987	654,486

Income (Loss) per common share
Basic	$0.82	$(3.76)
Diluted	$0.76	$(3.76)

Options to purchase an additional 23,000 and shares of common stock were not included in the computation of diluted earnings per share as of December 31, 2010 and 2009 because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the year ended December 31, 2010 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

Note 17 – Fair Value of Financial Instruments

The Company has elected to record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP standard (ASC 820) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  The standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at December 31, 2010.

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain/(Loss) for Year Ended
December 31, 2010:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,070	$-	$2,070	$-	$-
U.S. government agencies	85	-	85	-	-
Mortgage servicing rights	1,242	-	-	1,242	(8)

Non-recurring:
Impaired loans	2,857	-	-	2,857	(310)
Other real estate owned and repossessed assets	1,791	-	-	1,791	224

December 31, 2009:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,514	$-	$2,514	$-	$-
U.S. government agencies	92	-	92	-	-
Mortgage servicing rights	1,234	-	1,234	-	-

Non-recurring:
Impaired loans	1,408	-	-	1,408	(514)
Other real estate owned and repossessed assets	2,598	-	2,598	-	503

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

Mortgage servicing rights:  MSR are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rate assumptions are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads. These assets are recorded at fair value.

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans were $3.2 million and $5.3 million at December 31, 2010 and 2009, respectively, with estimated reserves for impairment of $310,000 and $514,000, respectively.

Real estate owned and repossessed assets:  The $1.8 million in real estate owned and repossessed assets reflected in the table above represents impaired real estate and repossessed assets that has been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

The following table sets forth the estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009:

(in thousands) December 31,	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$21,023	$21,023	$6,942	$6,942
Investment securities available for sale	2,155	2,155	2,606	2,606
FHLB stock	1,784	1,784	1,784	1,784
Loans, including held for sale	142,388	124,239	158,163	166,184
Accrued interest receivable	604	604	698	698
Mortgage servicing rights	1,242	1,242	813	1,234

Financial Liabilities
Demand and savings deposits	109,922	109,922	108,042	108,042
Certificates of deposit	37,626	38,067	40,175	40,230
FHLB Advances	5,000	5,206	9,834	10,082
Accrued interest payable	195	195	307	307

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

Certificates of Deposit:  The fair values of fixed-rate certificates of deposit are estimated using present value methods and current offering rates for such deposits.

FHLB Advances:  The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated by discounting future cash flows using current interest rates for similar financial instruments.

Note 18 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(in thousands) December 31,	2010	2009
Assets
Cash	$308	$1,431
Investment in subsidiary	19,627	17,280
Total Assets	$19,935	$18,711

Liabilities and Shareholders’ Equity
Other liabilities	$156	$31
Shareholders’ equity	19,779	18,680
Total Liabilities and Shareholders’ Equity	$19,935	$18,711

Parent Company Condensed Income Statement

(in thousands) Year ended December 31,	2010	2009
Equity (Deficit) in earnings of subsidiary	$1,052	$(2,043)
Total income (loss)	1,052	(2,043)
Operating expenses, net	209	148
Net income (loss)	$843	$(2,191)

Parent Company Condensed Statement of Cash Flows

(in thousands) Year ended December 31,	2010	2009
Cash flows from operating activities:
Net income (loss)	$843	$(2,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Deficit (equity) in earnings of subsidiary	(1,052)	2,043
Change in operating assets and liabilities	6	-
Net cash used in operating activities	(203)	(148)

Cash flows from investing activities:
Investment in subsidiary	(800)	(3,200)
Net cash used in investing activities	(800)	(3,200)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and common stock warrants	-	4,781
Stock issuance costs paid	-	(41)
Cash dividends paid on preferred stock	(120)	(185)
Net cash provided by (used in) financing activities	(120)	4,555

Net increase (decrease) in cash	(1,123)	1,207
Cash at beginning of year	1,431	224
Cash at end of year	$308	$1,431

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010 is effective.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

(c)           Changes in Internal Controls:   For the year ended December 31, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2010 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

            The information contained under the section captioned “Proposal I -- Election of Directors” in the Company’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.  For information regarding the executive officers of the Company, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

The Audit Committee consisting of Directors Milner (Chairman), Thomas, Corbus and Rule is responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Company’s independent auditors.  The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined by the SEC, by the Bank’s Board of Directors.  Although the Company’s common stock is not listed on NASDAQ, its Board of Directors has chosen to apply the definition of “independent “under the NASDAQ rules.  Using this definition, the Board has determined that Director Milner is independent.

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

(d) Equity Compensation Plan Information
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2010.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	18,120	$24.67	12,000

Equity compensation plans not approved by security holders	-		-
Total	18,120	$24.67	12,000

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

ALASKA PACIFIC BANCSHARES, INC.

Date: March 30, 2011	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	March 30, 2011
Craig E. Dahl	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie M. Pierce	March 30, 2011
Julie M. Pierce	Date
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

William A. Corbus	Date
Director

/s/ BethAnn Chapman	March 30, 2011
BethAnn Chapman	Date
Director

/s/Scott C. Milner	March 30, 2011
Scott C. Milner	Date
Director

/s/ William J. Schmitz	March 30, 2011
William J. Schmitz	Date
Director

Hugh N. Grant	Date
Director

/s/ Linda C. Thomas	March 30, 2011
Linda Thomas	Date
Director

/s/ Maxwell S. Rule	March 30, 2011
Maxwell S. Rule	Date
Director

/s/ Doug Andrew	March 30, 2011
Doug Andrew	Date
Director

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Principal Executive Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15