Form 10-Q
period 2011-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2011-05-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

 654,486   shares outstanding on May 1, 2011

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(dollars in thousands except share data)	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Cash and due from banks	$ 2,792	$ 18,522
Interest-earning deposits in financial institutions	3,480	2,501
Total cash and cash equivalents	6,272	21,023
Investment securities available for sale, at fair value (amortized cost: March 31, 2011 - $4,929; December 31, 2010 - $2,065)	4,981	2,155
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	4,904	450
Loans	144,035	141,938
Less allowance for loan losses	(1,870)	(1,583)
Loans, net	142,165	140,355
Interest receivable	599	604
Premises and equipment, net	2,549	2,585
Real estate owned and repossessed assets	1,189	1,791
Mortgage servicing rights	1,235	1,242
Other assets	1,883	2,380
Total Assets	$167,561	$174,369
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$ 27,673	$ 29,046
Interest-bearing demand	32,544	34,103
Money market	26,976	26,949
Savings	19,356	19,824
Certificates of deposit	35,333	37,626
Total deposits	141,882	147,548
Federal Home Loan Bank advances	3,500	5,000
Advances from borrowers for taxes and insurance	1,202	695
Accounts payable and accrued expenses	713	883
Interest payable	193	195
Other liabilities	228	269
Total liabilities	147,718	154,590
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at March 31, 2011 and at December 31, 2010)	4,578	4,562
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at March 31, 2011 and at December 31, 2010)	7	7
Additional paid-in capital	6,474	6,470
Treasury stock	(11)	(11)
Retained earnings	8,726	8,659
Accumulated other comprehensive income	69	92
Total shareholders’ equity	19,843	19,779
Total Liabilities and Shareholders’ Equity	$167,561	$174,369

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Interest Income
Loans	$2,103	$2,370
Investment securities	30	25
Interest-earning deposits with financial institutions	9	-
Total interest income	2,142	2,395
Interest Expense
Deposits	150	242
Federal Home Loan Bank advances	51	79
Total interest expense	201	321
Net Interest Income	1,941	2,074
Provision for loan losses	60	721
Net interest income after provision for loan losses	1,881	1,353
Noninterest Income
Mortgage servicing income	86	49
Service charges on deposit accounts	145	168
Other service charges and fees	61	50
Gain on sale of loans	50	95
Total noninterest income	342	362
Noninterest Expense
Compensation and benefits	1,123	1,185
Occupancy and equipment	351	338
Data processing	71	58
Professional and consulting fees	125	128
Marketing and public relations	46	57
Real estate owned and repossessed assets, net	3	(1)
FDIC assessment	134	89
Other	225	256
Total noninterest expense	2,078	2,110
Income (loss) before provision for income tax	145	(395)
Provision for income tax	-	-
Net income (loss)	$ 145	(395)
Preferred stock dividend and discount accretion
Preferred stock dividend	62	60
Preferred stock discount accretion	16	15
Net income (loss) available to common shareholders	$ 67	$ (470)
Income (loss) per common share:
Basic	$0.10	$(0.72)
Diluted	$0.09	$(0.72)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
(in thousands)	2011	2010
Operating Activities
Net income (loss)	$ 145	$ (395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	60	721
Gain on sale of loans	(50)	(95)
Fair value valuation adjustment mortgage servicing rights	7	-
Depreciation and amortization	69	77
Amortization of fees, discounts, and premiums, net	(57)	(29)
Stock compensation expense	4	6
Loss on sale or impairment of real estate owned and repossessed assets	1	-
Loans originated for sale	(7,554)	(5,214)
Proceeds from sale of loans originated for sale	3,150	4,540
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	5	(36)
Other assets	512	92
Advances from borrowers for taxes and insurance	507	547
Interest payable	(2)	21
Accounts payable and accrued expenses	(170)	(24)
Other liabilities	78	266
Net cash provided by (used in) operating activities	(3,295)	477
Investing Activities
Purchase of investment securities available for sale	(3,004)	-
Maturities and principal repayments of investment securities available for sale, net	141	108
Loan originations, net of principal repayments	(1,814)	951
Proceeds from sale of real estate owned and repossessed assets	601	97
Purchase of premises and equipment	(33)	(14)
Net cash provided by (used in) investing activities	(4,109)	1,142
Financing Activities
Net (increase) decrease in Federal Home Loan Bank advances	(1,500)	3,066
Net increase in demand and savings deposits	(3,373)	(5,420)
Net decrease in certificates of deposit	(2,293)	68
Cash dividends paid	(181)	(60)
Net cash used in financing activities	(7,347)	(2,346)
Decrease in cash and cash equivalents	(14,751)	(727)
Cash and cash equivalents at beginning of period	21,023	6,942
Cash and cash equivalents at end of period	$6,272	$6,215
Supplemental information:
Cash paid for interest	$203	$300
Net cash paid for (received from) income taxes	(116)	-
Loans foreclosed and transferred to repossessed assets	-	355
Net change in fair value of securities available for sale, net of tax	(23)	8
Cumulative adjustment – change in accounting principle	-	421
Accrued TARP dividends	31	31
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim periods ended March 31, 2011, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  The Company accounts for mortgage servicing rights in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights (MSR) obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.  The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2011	2010

Balance beginning of period	$1,242	$813
Additions to servicing assets	31	40
Disposals of servicing assets	(31)	(42)
Fair value adjustment	(7)	421
Balance end of period	$1,235	$1,232

Note 3 – Fair Value Measurements

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at March 31, 2011 and December 31, 2010.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,937	$-	$2,937	$-
U.S. government agencies	2,044	-	2,044	-
Mortgage servicing rights	1,235	-	-	1,235

Non-recurring:
Impaired loans	2,843	-	-	2,843
Real estate owned and repossessed assets	1,189	-	-	1,189

December 31, 2010:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,070	$-	$2,070	$-
U.S. government agencies	85	-	85	-
Mortgage servicing rights	1,242	-	-	1,242

Non-recurring:
Impaired loans	2,857	-	-	2,857
Real estate owned and repossessed assets	1,791	-	-	1,791

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

	Three Months Ended March 31,	For the year Ended December 31,
(in thousands)	2011	2010
Impaired loans	$ 310	$ 310
Real estate owned and repossessed assets	1	31
Total	$ 311	$ 584

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and include impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans were $2.8 million and $2.9 million at March 31, 2011 and December 31, 2010, respectively, with estimated reserves for impairment of $310,000 at both dates.

Real estate owned and repossessed assets:  The $1.2 million in real estate owned and repossessed assets reflected in the table above represents impaired real estate and repossessed assets that has been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on real estate owned and repossessed assets are recognized within results of operations.

The following table sets forth the estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$2,792	$2,792	$21,023	$21,023
Investment securities available for sale	4,981	4,981	2,155	2,155
Federal Home Loan Bank (“FHLB”) stock	1,784	1,784	1,784	1,784
Loans, including held for sale, net	147,069	124,075	140,805	124,239
Accrued interest receivable	599	599	604	604
Mortgage servicing rights	1,235	1,235	1,242	1,242

Financial Liabilities
Demand, money market and savings deposits	106,549	106,549	109,922	109,922
Certificates of deposit	35,333	35,774	37,626	38,067
FHLB advances	3,500	3,706	5,000	5,206
Accrued interest payable	193	193	195	195

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

Deposits and other liabilities:  For demand, money market and savings deposits and accrued interest payable, fair value is considered to be carrying value.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Mortgage-backed securities:	$2,864	$89	$(16)	$2,937
U.S. government agencies	2,065	1	(22)	2,044
Total	$4,929	$90	$(38)	$4,981

December 31, 2010:
Mortgage-backed securities:	$1,982	$89	$(1)	$2,070
U.S. government agencies	83	2	-	85
Total	$2,065	$91	$(1)	$2,155

Available for sale securities at March 31, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage- backed securities	$1,375	$ (16)	$ -	$ -	$1,375	$(16)
U.S. government agencies	1,962	(22)	-	-	1,962	(22)
Total	$3,337	$ (38)	$ -	$ -	$3,337	$(38)

Available for sale securities at December 31, 2010 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage- backed securities	$-	-	$365	$(1)	$365	$(1)

There were six and five securities with unrealized losses at March 31, 2011 and December 31, 2010, respectively, which were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will not be required to sell them.

No securities were designated as trading or held to maturity at March 31, 2011 or December 31, 2010.

The fair value and amortized cost of investment securities at March 31, 2011 is presented below by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Fair Value Mortgage backed Securities	Amortized Costs Mortgage backed securities	Fair Value U.S government agencies	Amortized costs U.S government agencies
Maturing within 1 to 5 years	$11	$12	$1,962	$1,984
Maturing between 5 and 10 years	162	160	82	81
Maturing beyond 10 years	2,764	2,692	-	-
Total	$2,937	$2,864	$2,044	$2,065

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at March 31, 2011 was $4.9 million and $5.0 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2010 were $2.1 million and $2.2 million, respectively.

There were no sales of securities during 2011 or 2010.

 At March 31, 2011, the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (Finance Agency). The Stipulation and Consent provides that the Seattle Bank agrees to a Consent Order issued by the Finance Agency, which requires the bank to take certain specified actions related to its business and operations. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	March 31, 2011	December 31, 2010
Real estate:
Permanent:
One- to four-family	$ 25,971	$ 25,194
Multifamily	1,944	1,959
Commercial nonresidential	67,865	66,084
Land	5,656	6,463
Construction:
One- to four-family	1,664	1,819
Commercial nonresidential	1,403	1,227
Commercial business	20,012	19,365
Consumer:
Home equity	12,822	13,509
Boat	4,700	4,242
Automobile	1,049	1,167
Other	949	909
Total loans	$144,035	$141,938

Loans held for sale	$4,904	$450

Impaired Loans.  Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All problem-graded loans are evaluated for impairment.  Impairment is measured by comparing the fair value of the collateral or discounted cash flows to the recorded investment in the loan.  Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Impaired loans are set forth in the following table as of March 31, 2011.

(in thousands)	Interest Income Recognized	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	113	8,545	5,814	2,731	8,545	267	8,545
Land	25	2,021	2,021	-	2,021	-	2,021
Construction:
One- to four-family	-	-	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-	-	-
Commercial business	5	680	260	423	680	43	682
Consumer:
Home equity	-	-	-	-	-	-	-
Boat	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-
Other	1	41	41	-	41	-	42
Total	$144	$11,287	$8,136	$3,154	$11,287	$310	$11,289

Impaired loans are set forth in the following table as of December 31, 2010.

(in thousands)	Interest Income Recognized	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-	$-	$300
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	531	6,855	3,561	2,757	6,855	267	7,027
Land	97	2,021	2,021	-	2,021	-	2,957
Construction:
One- to four-family	-	-	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-	-	187
Commercial business	48	683	260	423	683	43	452
Consumer:
Home equity	-	-	-	-	-	-	-
Boat	-	-	-	-	-	-	30
Automobile	-	-	-	-	-	-	-
Other	3	42	42	-	42	-	32
Total	$679	$9,601	$5,884	$3,180	$9,601	$310	$10,985

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired.  At both March 31, 2011 and December 31, 2010, the Company had $7.1 million of loans that were modified in troubled debt restructurings and considered impaired.  Included in these amounts, the Company had $7.1 million and $4.6 million of troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any amounts to lend to these borrowers with loans considered to be troubled debt restructurings.

Nonaccrual loans were $624,000 and $448,000 at March 31, 2011 and December 31, 2010, respectively.

Non-accrual loans, segregated by class of loans, at March 31, 2011 and December 31, 2010, were as follows:

	March 31,	December 31,
(in thousands)	2011	2010
Consumer	$ -	$ -
Commercial business	459	448
Real Estate:
Permanent one- to four-family	-	-
Commercial nonresidential	165	-
Land	-	-
Commercial construction nonresidential	-	-
Construction one- to four-family	-	-
Total	$624	$448

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$25,971	$25,971	$-
Multifamily	-	-	-	1,944	1,944	-
Commercial nonresidential	-	-	-	67,865	67,865	-
Land	-	-	-	5,656	5,656	-
Construction:
One- to four-family	-	-	-	1,664	1,664	-
Commercial nonresidential	-	-	-	1,403	1,403	-
Commercial business	-	-	-	20,012	20,012	-
Consumer:
Home equity	58	-	-	12,764	12,822	-
Boat	-	-	-	4,700	4,700	-
Automobile	-	-	-	1,049	1,049	-
Other	48	-	-	901	949	-
Total	$106	$-	$106	$143,929	$144,035	-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$444	$-	$444	$24,750	$25,194	$-
Multifamily	-	-	-	1,959	1,959	-
Commercial nonresidential	167	-	167	65,917	66,084	-
Land	-	-	-	6,463	6,463	-
Construction:
One- to four-family	-	-	-	1,819	1,819	-
Commercial nonresidential	-	-	-	1,227	1,227	-
Commercial business	12	-	12	19,353	19,365	-
Consumer:
Home equity	-	-	-	13,509	13,509	-
Boat	-	-	-	4,242	4,242	-
Automobile	-	-	-	1,167	1,167	-
Other	-	-	-	909	909	-
Total	$623	$-	$623	$141,315	$141,938	-

Credit Quality / Risk Rating System:  The Bank utilizes a risk rating system to segment the risk profile of its loan portfolio. As part of this on-going monitoring system of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications.  The Bank’s risk rating system is comprised of nine ranges (1-9) based upon industry best practice and regulator definitions. A brief summary of the general characteristics of the nine risk classes is as follows:

•
Ratings 1-2: Include loans with the highest credit quality based upon financial performance, high net worth borrowers, an industry category with very positive trends, collateral of readily marketable government securities, time certificates or cash value of life insurance, and other strong financial performance ratios.

•
Ratings 3-4: Include loans with satisfactory financial performance, adequate liquidity and compare favorably to industry performance measurements.  Loans in these categories are typically secured by real estate, inventory, accounts receivable or other collateral that may not be as easily converted to cash.  Loans graded a 4 might, for example, be loans where the borrower’s business is tied to a cyclical or seasonal industry such as tourism or fishing.

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

The loan portfolio, segmented by risk range at March 31, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$25,920	$51	$-	$25,971
Multifamily	1,944	-	-	1,944
Commercial nonresidential	60,904	1,009	5,952	67,865
Land	3,301	334	2,021	5,656
Construction:
One- to four-family	1,664	-	-	1,664
Commercial nonresidential	1,403	-	-	1,403
Commercial business	18,476	897	639	20,012
Consumer:
Home equity	12,822	-	-	12,822
Boat	4,700	-	-	4,700
Automobile	1,049	-	-	1,049
Other	949	-	-	949
Total	$133,132	$2,291	$8,612	$144,035

The loan portfolio, segmented by risk range at December 31, 2010, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$25,142	$52	$-	$25,194
Multifamily	1,959	-	-	1,959
Commercial nonresidential	59,086	1,017	5,981	66,084
Land	4,107	335	2,021	6,463
Construction:
One- to four-family	1,819	-	-	1,819
Commercial nonresidential	1,227	-	-	1,227
Commercial business	15,970	2,755	640	19,365
Consumer:
Home equity	13,509	-	-	13,509
Boat	4,242	-	-	4,242
Automobile	1,167	-	-	1,167
Other	909	-	-	909
Total	$129,137	$4,159	$8,642	$141,938

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

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

					Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Net loans charged off and recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$73	$4	$15	$92	$-	$92
Multifamily	14	1	-	15	-	15
Commercial non-residential	858	42	-	900	267	633
Land	11	(2)	-	9	-	9
Construction:
One-to-four-family	4	-	-	4	-	4
Multifamily	-	-	-	-	-	-
Commercial nonresidential	3	250	(250)	3	-	3
Commercial	537	22	4	563	43	520
Consumer:
Home equity	23	(1)	-	22	-	22
Boat	29	-	4	33	-	33
Automobile	4	-	-	4	-	4
Other	3	-	-	3	-	3
Unallocated	24	198	-	222	-	222
Total allowance for loan losses	$1,583	$514	$(227)	$1,870	$310	$1,560

Following is an analysis of the changes in the allowance for loan losses as of the quarter ended March 31, 2011.

(in thousands)	Three Months Ended March 31, 2011
Balance at beginning of period	$1,583
Provision for loan losses	60
Loans charged off	(23)
Recoveries	250
Balance at end of period	$1,870

The Company’s recorded investment in loans as of March 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$25,971	$25,971
Multifamily	-	1,944	1,944
Commercial non residential	8,545	59,320	67,865
Land	2,021	3,635	5,656
Construction:
One-to-four-family	-	1,664	1,664
Multifamily	-	-	-
Commercial nonresidential	-	1,403	1,403
Commercial	680	19,332	20,012
Consumer:
Home equity	-	12,822	12,822
Boat	-	4,700	4,700
Automobile	-	1,049	1,049
Other	41	908	949
Unallocated	-	-	-
Total loans	$11,287	$132,748	$144,035

The Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$25,194	$25,194
Multifamily	-	1,959	1,959
Commercial non residential	6,855	59,229	66,084
Land	2,021	4,442	6,463
Construction:
One-to-four-family	-	1,819	1,819
Multifamily	-	-	-
Commercial nonresidential	-	1,227	1,227
Commercial	683	18,682	19,365
Consumer:
Home equity	-	13,509	13,509
Boat	-	4,242	4,242
Automobile	-	1,167	1,167
Other	42	867	909
Unallocated	-	-	-
Total loans	$9,601	$132,337	$141,938

Note 6 – Capital Compliance

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

At March 31, 2011, the Bank exceeded each of the Capital Ratio requirements of the Order, however, under  the OTS regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and therefore the Bank is deemed “adequately capitalized” for OTS purposes.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at March 31, 2011:

(in thousands)
March 31, 2011:
Core Capital:
Actual	$19,539	11.71%
Required by the Order	13,347	8.00
Excess	$6,192	3.71%

Total Risk-Based Capital:
Actual	$21,099	16.03%
Required by the Order	15,794	12.00
Excess	$ 5,305	4.03%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company paid all deferred dividends payable in arrears.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At March 31, 2011, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at March 31, 2011 and December 31, 2010:

(in thousands)
March 31, 2011:
Tangible Capital:
Actual	$19,539	11.71%
Required	2,503	1.50
Excess	$17,036	10.21%

Core Capital:
Actual	$19,539	11.71%
Required	6,674	4.00
Excess	$12,865	7.71%

Total Risk-Based Capital:
Actual	$21,099	16.03%
Required	10,529	8.00
Excess	$ 10,570	8.03%

December 31, 2010:
Tangible Capital:
Actual	$19,535	11.24%
Required	2,607	1.50
Excess	$16,928	9.74%

Core Capital:
Actual	$19,535	11.24%
Required	6,951	4.00
Excess	$12,584	7.24%

Total Risk-Based Capital:
Actual	$20,808	16.29%
Required	10,220	8.00
Excess	$ 10,588	8.29%

Note 7 – Earnings (Loss) Per Share

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

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income (loss)	$145	$(395)
Preferred stock dividends	(62)	(60)
Preferred stock discount accretion	(16)	(15)
Net income (loss) available to common shareholders	$67	$(470)

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding	654	654

Net incremental shares	69	-
Weighted average common shares outstanding and incremental shares	723	654

Earnings (loss) per common share
Basic	$0.10	$(0.72)
Diluted	$0.09	$(0.72)

Options to purchase an additional 23,000 and 54,188 shares of common stock were not included in the computation of diluted earnings per share as of March 31, 2011 and 2010, respectively, because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the three months ended March 31, 2011 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

Note 8 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income is calculated in the following table:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net income (loss) available to common shareholders	$67	$(470)
Other comprehensive income (loss)	(23)	8
Comprehensive income (loss)	$44	$(462)

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) is subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.10) declared on the Common Stock prior to February 6, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also is restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole, and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties.

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

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company paid all deferred dividends payable in arrears.  There can be no assurances that our regulators will approve such payments or dividends in the future.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including lines of credit, totaled $9.3 million and $9.5 million at March 31, 2011 and December 31, 2010, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $534,000 and $1.4 million at March 31, 2011 and December 31, 2010, respectively.  These amounts are excluded from loan balances.

ITEM 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses,  write-down assets; change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders entered into with the Office of Thrift Supervision, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations including the possibility of a formal enforcement action such as a cease and desist order; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  The most significant estimates are the allowance for loan losses, valuation of  real estate owned, valuation of deferred tax assets and valuation of mortgage servicing rights.  Actual results may differ from these estimates under different assumptions or conditions.

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

The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect a borrower's ability to meet their financial obligations, the estimated value of underlying collateral, general economic conditions, and the impact that changes in interest rates and employment conditions have on a borrower's ability to repay adjustable-rate loans.

The fair value of impaired loans is determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Adjustments to reflect the fair value of collateral-dependent loans are a component in determining our best estimate of the allowance for loan losses.

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

Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on real estate owned and repossessed assets are recognized within results of operations.

As of March 31, 2011 and December 31, 2010, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying condensed Consolidated Balance Sheets) of approximately $559,000 and $544,000, respectively.  As of March 31, 2011 and December 31, 2010 the Company has a total valuation allowance of $471,000 against its net deferred tax asset of $1.0 million, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired further since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

The Company accounts for mortgage servicing rights in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights (MSR) obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Financial Condition

Total assets of the Company at March 31, 2011 were $167.6 million, a decrease of $6.8 million or 3.9%, from $174.4 million at December 31, 2010.  The decrease is primarily the result of a decrease in cash and cash equivalents due to loan originations, net of principal repayments, purchases of investment securities available for sale, and a net decrease in demand and savings deposits.

Loans (excluding loans held for sale) were $144.0 million at March 31, 2011, a $2.1 million, or 1.5%, increase from $141.9 million at December 31, 2010.  Permanent commercial nonresidential loans increased $1.8 million, or 3.1%, offset by a decline in land loans of $807,000, or 12.5%. Loans held for sale were $4.9 million at March 31, 2011, a $4.5 million increase from $450,000 at December 31, 2010 associated with two large commercial business loans that totaled $4.1 million.

Deposits decreased $5.7 million, or 3.8%, to $141.9 million at March 31, 2011, compared with $147.5 million at December 31, 2010.  The decrease in the first quarter of 2011 was primarily in certificates of deposit of $2.3 million, or 6.1% and a decrease in interest bearing demand of $1.6 million, or 4.6%.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS brokered deposits of $1.2 million at March 31, 2011 and $1.9 million at December 31, 2010.  The Bank’s usage of CDARS is limited by OTS regulation.  The Bank is prohibited from obtaining additional brokered deposits by the Order.

Total shareholders’ equity increased by $64,000, or 0.3% to $19.8 million at March 31, 2011 from $19.8 million at December 31, 2010.  The increase was primarily attributable to net income of $145,000 offset by preferred stock dividends.

Results of Operations

Net Income (loss).  Net income (loss) excluding the preferred stock dividend and discount accretion for the first quarter of 2011 and 2010 was $145,000 and $(395,000), respectively.  After preferred stock dividend and discount accretion of $78,000 and $75,000, net income (loss) available to common shareholders for the first quarter of 2011 and 2010 was $67,000 and $(470,000), or $0.09 and $(0.72) per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010	Income Incr. (Decr.)

Net interest income	$1,941	$2,074	$(133)
Noninterest income	342	362	(20)
Provision for loan losses	(60)	(721)	661
Noninterest expense	(2,078)	(2,110)	32
Income (Loss) before provision for income tax	145	(395)	540
Provision for income tax	-	-	-
Net income (loss)	$ 145	$ (395)	$540

Net Interest Income.  Net interest income for the first quarter of 2011 decreased $133,000 (6.4%) compared with the first quarter of 2010.  Average loans decreased $13.1 million (8.3%) to $143.9 million for the first quarter of 2011 compared to $157.0 million for the first quarter of 2010.  At the same time, the overall yield on loans decreased 19 basis points (“bp”) for the first quarter to 5.85% compared to 6.04% for the first quarter of 2010 as a result of a continued low interest rate environment.  Average interest bearing deposits decreased $393,000 (0.3%) to $114.2 million for the first quarter of 2011 compared to $114.5 million for the first quarter of 2010.  The cost of average interest bearing liabilities declined 32 bp to 0.53% for the first quarter of 2011 compared to 0.85% for the first quarter of 2010.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased three bp to 4.88% for the first quarter 2011 compared to 4.91% for the first quarter of 2010.

Provision for Loan Losses.  The provisions for loan losses decreased to $60,000 for the first quarter of 2011, compared with a provision of $721,000 for the first quarter of 2010.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan recoveries were $227,000 for the first quarter of 2011, compared with a net loan charge off of $302,000 for the first quarter of 2010.

Noninterest Income.  Noninterest income for the first quarter of 2011 decreased $20,000 (5.5%) to $342,000 compared with $362,000 for the first quarter of 2010.

The decrease during the first quarter is primarily attributable to a decrease in mortgage banking income.  Mortgage banking income decreased $45,000 to $50,000 for the first quarter of 2011 compared with $95,000 for the first quarter of 2010 associated with a decrease in fair value adjustment on mortgage servicing rights.

Noninterest Expense.   Noninterest expense for the first quarter of 2011 decreased $32,000 (1.5%) compared to the comparable period in 2010.  The decrease is primarily related to a decrease in compensation and benefits expense due in part to the suspension of the Bank’s incentive compensation plan.

Asset Quality

Nonaccrual loans were $624,000 at March 31, 2011, compared with $448,000 at December 31, 2010.

Loans with balances totaling $11.3 million at March 31, 2011 and $9.6 million at December 31, 2010 were considered to be impaired.  The $1.7 million increase in impaired loans consisted primarily of additional permanent commercial non-residential loans classified as impaired.  The total number of impaired loans increased to 21 as of March 31, 2011 compared to 16 as of December 31, 2010.  In evaluating the adequacy of the allowance for loan losses total estimated impairments of $310,000 were recognized on impaired loans at March 31, 2011 and December 31, 2010.

The largest of the additional loans included in impaired loans at March 31, 2011 is a $718,000 commercial real estate loan located in the Bank’s primary market area of Alaska.

The following table reflects loan balances considered to be impaired by asset type at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Commercial non residential	$8,545	$6,855
Land	2,021	2,021
Consumer	41	42
Commercial business	680	683
Total impaired loans	$11,287	$9,601

At March 31, 2011, 92% of impaired loans totaling $10.4 million included loans to seven borrowers.  Additional information regarding these seven borrowers, by market area as of March 31, 2011 is provided in the following table:

			Loan Balance March 31, 2011
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$ 2,021
Commercial real estate	Commercial real estate	Alaska	1,730
Commercial real estate	Commercial real estate	Alaska	829
Commercial real estate	Commercial real estate	Idaho	2,028
Commercial real estate	Commercial real estate	Alaska	2,429
Commercial real estate	Commercial real estate	Alaska	827
Commercial real estate	Commercial real estate	Idaho	537
Total – Impaired loans of seven largest credit relationships			$ 10,401

The Bank had $1.2 million and $1.8 million of real estate owned and repossessed assets at March 31, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available from the FHLB a line of credit, subject to collateral limits, generally equal to 25% of the Bank’s total assets, or approximately $41.9 million and $43.6 million at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, there was $3.5 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.  At December 31, 2010, there was $5.0 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents decreased $14.7 million to $6.3 million as of March 31, 2010, from $21.0 million as of December 31, 2010.  Net cash used in operating activities was $3.3 million for the first quarter of 2011.  Net cash of $4.1 million used in investing activities during the first quarter of 2011 consisted principally of loan originations, net of principal repayments and purchases of investment securities available for sale.  The $7.3 million of cash used in financing activities during the first quarter of 2011 primarily consisted of a $3.4 million net decrease in demand and savings deposits.

At March 31, 2011, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at March 31, 2011.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2011.

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 . This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of March 31, 2011 is effective.

(b) Changes in Internal Controls:  In the quarter ended March 31, 2011, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                                                 OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At March 31, 2011, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A.    Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
4.2
Letter Agreement dated February 6, 2009 between Alaska Pacific
Bancshares, Inc. and United States Department of the Treasury, will respect to the issuance and sale of the Series A Preferred Stock and the
Warrant(2)

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with John E. Robertson (6)
10.6	Severance Agreement with Leslie D. Dahl (9)
10.7	Severance Agreement with Christopher P. Bourque (9)
10.8	Alaska Federal Savings Bank 401(k) Plan (1)
10.9	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.10	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.11	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.12	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.13	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.

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

Alaska Pacific Bancshares, Inc.

May 13, 2011	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

May 13, 2011	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

49