Form 10-Q
period 2011-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2011-08-08
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

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

 654,486   shares outstanding on August 1, 2011

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and due from banks	$ 9,391	$ 18,522
Interest-earning deposits in financial institutions	2,506	2,501
Total cash and cash equivalents	11,897	21,023
Investment securities available for sale, at fair value (amortized cost: June 30, 2011 - $4,804; December 31, 2010 - $2,065)	4,911	2,155
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	454	450
Loans	147,743	141,938
Less allowance for loan losses	(1,979)	(1,583)
Loans, net	145,764	140,355
Interest receivable	570	604
Premises and equipment, net	2,535	2,585
Real estate owned and repossessed assets	1,121	1,791
Mortgage servicing rights	1,235	1,242
Other assets	2,327	2,380
Total Assets	$172,598	$174,369
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$ 31,690	$ 29,046
Interest-bearing demand	31,984	34,103
Money market	27,591	26,949
Savings	20,329	19,824
Certificates of deposit	35,453	37,626
Total deposits	147,047	147,548
Federal Home Loan Bank advances	3,000	5,000
Advances from borrowers for taxes and insurance	1,615	695
Accounts payable and accrued expenses	610	883
Interest payable	159	195
Other liabilities	149	269
Total liabilities	152,580	154,590
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at June 30, 2011 and at December 31, 2010)	4,596	4,562
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at June 30, 2011 and at December 31, 2010)	7	7
Additional paid-in capital	6,478	6,470
Treasury stock	(11)	(11)
Retained earnings	8,846	8,659
Accumulated other comprehensive income	102	92
Total shareholders’ equity	20,018	19,779
Total Liabilities and Shareholders’ Equity	$172,598	$174,369

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest Income
Loans	$2,115	$2,391	$4,218	$4,761
Investment securities	36	23	66	48
Interest-earning deposits with financial institutions	5	-	14	-
Total interest income	2,156	2,414	4,298	4,809
Interest Expense
Deposits	138	223	288	465
Federal Home Loan Bank advances	28	69	79	148
Total interest expense	166	292	367	613
Net Interest Income	1,990	2,122	3,931	4,196
Provision for loan losses	193	292	253	1,013
Net interest income after provision for loan losses	1,797	1,830	3,678	3,183
Noninterest Income
Mortgage servicing income	81	79	167	128
Service charges on deposit accounts	171	181	316	349
Other service charges and fees	62	72	123	122
Gain on sale of loans	79	105	129	200
Total noninterest income	393	437	735	799
Noninterest Expense
Compensation and benefits	1,124	1,140	2,247	2,325
Occupancy and equipment	312	315	663	653
Data processing	67	57	138	115
Professional and consulting fees	155	162	280	290
Marketing and public relations	70	73	116	130
Real estate owned and repossessed assets, net	(17)	(15)	(14)	(16)
FDIC assessment	35	82	169	171
Other	247	258	472	514
Total noninterest expense	1,993	2,072	4,071	4,182
Income (loss) before provision for income tax	197	195	342	(200)
Provision for income tax	-	-	-	-
Net income (loss)	$ 197	$ 195	$ 342	$ (200)
Preferred stock dividend and discount accretion
Preferred stock dividends	59	29	121	89
Preferred stock discount accretion	18	17	34	32
Net income (loss) available to common shareholders	$ 120	$ 149	$ 187	$ (321)
Income (loss) per common share:
Basic	$0.18	$0.23	$0.29	$(0.49)
Diluted	0.16	0.23	$0.26	(0.49)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2011	2010
Operating Activities
Net income (loss)	$ 342	$ (200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	253	1,013
Gain on sale of loans	(129)	(200)
Fair value valuation adjustment mortgage servicing rights	7	9
Depreciation and amortization	137	150
Amortization of fees, discounts, and premiums, net	(86)	(79)
Stock compensation expense	8	12
(Gain) loss on sale or impairment of real estate owned and repossessed assets	(40)	28
Loans originated for sale	(11,344)	(11,554)
Proceeds from sale of loans originated for sale	11,469	10,542
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	34	87
Other assets	46	38
Advances from borrowers for taxes and insurance	920	932
Interest payable	(36)	(38)
Accounts payable and accrued expenses	(273)	783
Other liabilities	(1)	321
Net cash provided by operating activities	1,307	1,844
Investing Activities
Purchase of investment securities available for sale	(3,004)	-
Maturities and principal repayments of investment securities available for sale, net	263	229
Loan originations, net of principal repayments	(5,574)	(351)
Proceeds from sale of real estate owned and repossessed assets	710	322
Purchase of premises and equipment	(87)	(28)
Net cash provided by (used in) investing activities	(7,692)	172
Financing Activities
Net decrease in Federal Home Loan Bank advances	(2,000)	(734)
Net increase in demand and savings deposits	1,672	124
Net decrease in certificates of deposit	(2,173)	(2,274)
Cash dividends paid	(240)	(58)
Net cash used in financing activities	(2,741)	(2,942)
Decrease in cash and cash equivalents	(9,126)	(926)
Cash and cash equivalents at beginning of period	21,023	6,942
Cash and cash equivalents at end of period	$11,897	$6,016
Supplemental information:
Cash paid for interest	$403	$651
Net cash received from income taxes	(110)	(792)
Loans foreclosed and transferred to repossessed assets	-	657
Net change in fair value of securities available for sale, net of tax	10	19
Cumulative adjustment – change in accounting principle	-	421
Accrued TARP dividends	31	-
See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim periods ended June 30, 2011 and 2010, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at June 30, 2011 and December 31, 2010 was $133.6 million and $129.1 million, respectively.  The Company accounts for mortgage servicing rights (MSR) in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Balance beginning of period	$1,235	$1,232	$1,242	$813
Additions to servicing assets	43	46	68	85
Disposals of servicing assets	(36)	(45)	(68)	(87)
Fair value adjustment	(7)	9	(7)	430
Balance end of period	$1,235	$1,242	$1,235	$1,242

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at June 30, 2011 and December 31, 2010.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Recurring:
Available for sale securities:
Mortgage-backed securities	$ 2,833	$ -	$ 2,833	$ -
U.S. government agencies	2,078	-	2,078	-
Mortgage servicing rights	1,235	-	-	1,235

Non-recurring:
Impaired loans	2,583	-	-	2,583
Real estate owned and repossessed assets	1,121	-	-	1,121

December 31, 2010:
Recurring:
Available for sale securities:
Mortgage-backed securities	$ 2,070	$ -	$ 2,070	$ -
U.S. government agencies	85	-	85	-
Mortgage servicing rights	1,242	-	-	1,242

Non-recurring:
Impaired loans	2,857	-	-	2,857
Real estate owned and repossessed assets	1,791	-	-	1,791

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

	Six Months Ended June 30,	For the year Ended December 31,
(in thousands)	2011	2010
Impaired loans 1	$ 572	$ 310
Real estate owned and repossessed assets	1	31
Total	$ 573	$ 584

1Amounts include specific reserves on impaired loans at June 30, 2011 and December 31, 2010.

The following table sets forth the estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$ 11,897	$ 11,897	$ 21,023	$ 21,023
Investment securities available for sale	4,911	4,911	2,155	2,155
Federal Home Loan Bank (“FHLB”) stock	1,784	1,784	1,784	1,784
Loans, including held for sale, net	146,218	130,148	140,805	124,239
Accrued interest receivable	570	570	604	604
Mortgage servicing rights	1,235	1,235	1,242	1,242

Financial Liabilities
Demand, money market and savings deposits	111,594	111,594	109,922	109,922
Certificates of deposit	35,453	35,780	37,626	38,067
FHLB advances	3,000	3,650	5,000	5,206
Accrued interest payable	159	159	195	195

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

Mortgage servicing rights:  MSR are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.   The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rate assumptions are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and include impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans were $2.6 million and $2.9 million at June 30, 2011 and December 31, 2010, respectively, with estimated reserves for impairment of $572,000 and $310,000, respectively.

Real estate owned and repossessed assets:  The $1.1 million in real estate owned and repossessed assets at June 30, 2011, reflected in the table above represents impaired real estate and repossessed assets that has been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on real estate owned and repossessed assets are recognized in noninterest expense.

FHLB stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

Loans, net:  The fair value of loans net of allowance for loan losses is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
Mortgage-backed securities:	$2,740	$96	$(3)	$2,833
U.S. government agencies	2,064	14	-	2,078
Total	$4,804	$110	$(3)	$4,911

December 31, 2010:
Mortgage-backed securities:	$1,982	$89	$(1)	$2,070
U.S. government agencies	83	2	-	85
Total	$2,065	$91	$(1)	$2,155

Available for sale securities at June 30, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$366	$ (3)	$ -	$ -	$366	$(3)

Available for sale securities at December 31, 2010 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	-	-	$365	$(1)	$365	$(1)

There were five securities with unrealized losses at June 30, 2011 and December 31, 2010, which were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at June 30, 2011 or December 31, 2010.

The fair value and amortized cost of investment securities at June 30, 2011 is presented below by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Backed Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$10	$10	$1,998	$1,985
Maturing between 5 and 10 years	149	147	80	79
Maturing beyond 10 years	2,674	2,583	-	-
Total	$2,833	$2,740	$2,078	$2,064

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at June 30, 2011 was $4.8 million and $4.9 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2010 were $2.1 million and $2.2 million, respectively.

There were no sales of securities during 2011 or 2010.

 At June 30, 2011, the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (Finance Agency). The Stipulation and Consent provides that the FHLB of Seattle agrees to a Consent Order issued by the Finance Agency, which requires the bank to take certain specified actions related to its business and operations. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	June 30, 2011	December 31, 2010
Real estate:
Permanent:
One- to four-family	$ 25,375	$ 25,194
Multifamily	1,929	1,959
Commercial nonresidential	71,962	66,084
Land	6,114	6,463
Construction:
One- to four-family	716	1,819
Commercial nonresidential	1,077	1,227
Commercial business	21,165	19,365
Consumer:
Home equity	12,646	13,509
Boat	4,950	4,242
Automobile	960	1,167
Other	849	909
Total loans	$147,743	$141,938

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

The following table presents interest income and average recorded investment for the periods ended:

	Three months ended June 30, 2011		Six months ended June 30, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$ -	$ -	$ -	$ -
Multifamily	11	334	11	223
Commercial nonresidential	154	8,512	267	8,523
Land	34	2,021	59	2,021
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	40	1,404	45	1,163
Consumer:
Home equity	2	21	2	14
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	21	1	28
Total	$ 241	$ 12,313	$ 385	$ 11,971

Impaired loans are set forth in the following table as of June 30, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$ -	$ -	$ -	$ -	$ -
Multifamily	668	668	-	668	-
Commercial nonresidential	8,479	5,759	2,720	8,479	515
Land	2,021	2,021	-	2,021	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	2,127	1,692	435	2,127	57
Consumer:
Home equity	41	41	-	41	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$ 13,336	$ 10,181	$ 3,155	$ 13,336	$ 572

Impaired loans are set forth in the following table as of December 31, 2010.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$ -	$ -	$ -	$ -	$ -
Multifamily	-	-	-	-	-
Commercial nonresidential	6,855	3,561	2,757	6,855	267
Land	2,021	2,021	-	2,021	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	683	260	423	683	43
Consumer:
Home equity	-	-	-	-	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	42	42	-	42	-
Total	$ 9,601	$ 5,884	$ 3,180	$ 9,601	$ 310

Included in impaired loans were certain loans that are troubled debt restructurings and classified as impaired.  At June 30, 2011 and December 31, 2010, the Company had $7.1 million of loans that were modified in troubled debt restructurings and considered impaired.  Included in these amounts, the Company had $7.1 million and $4.6 million of troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Nonaccrual loans, segregated by class of loans, at June 30, 2011 and December 31, 2010, were as follows:

	June 30,	December 31,
(in thousands)	2011	2010
Consumer	$ -	$ -
Commercial business	470	448
Real Estate:
Permanent one- to four-family	-	-
Commercial nonresidential	165	-
Land	-	-
Commercial construction nonresidential	-	-
Construction one- to four-family	-	-
Total	$635	$448

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$ 149	$ -	$ 149	$ 25,226	$ 25,375	$ -
Multifamily	-	-	-	1,929	1,929	-
Commercial nonresidential	-	-	-	71,962	71,962	-
Land	-	-	-	6,114	6,114	-
Construction:
One- to four-family	-	-	-	716	716	-
Commercial nonresidential	-	-	-	1,077	1,077	-
Commercial business	20	-	20	21,145	21,165	-
Consumer:
Home equity	93	-	93	12,553	12,646	-
Boat	-	-	-	4,950	4,950	-
Automobile	-	-	-	960	960	-
Other	-	-	-	849	849	-
Total	$ 262	$ -	$ 262	$147,481	$147,743	-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$ 444	$ -	$444	$24,750	$25,194	$ -
Multifamily	-	-	-	1,959	1,959	-
Commercial nonresidential	167	-	167	65,917	66,084	-
Land	-	-	-	6,463	6,463	-
Construction:
One- to four-family	-	-	-	1,819	1,819	-
Commercial nonresidential	-	-	-	1,227	1,227	-
Commercial business	12	-	12	19,353	19,365	-
Consumer:
Home equity	-	-	-	13,509	13,509	-
Boat	-	-	-	4,242	4,242	-
Automobile	-	-	-	1,167	1,167	-
Other	-	-	-	909	909	-
Total	$ 623	$ -	$ 623	$ 141,315	$141,938	-

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

The loan portfolio, segmented by risk range at June 30, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$ 25,325	$ 50	$ -	$ 25,375
Multifamily	1,261	668	-	1,929
Commercial nonresidential	62,19 4	3,394	6,374	71,962
Land	3,759	334	2,021	6,114
Construction:
One- to four-family	716	-	-	716
Commercial nonresidential	1,077	-	-	1,077
Commercial business	19,783	741	641	21,165
Consumer:
Home equity	12,64 6	-	-	12,646
Boat	4,950	-	-	4,950
Automobile	960	-	-	960
Other	849	-	-	849
Total	$ 133,520	$ 5,187	$ 9,036	$147,743

The loan portfolio, segmented by risk range at December 31, 2010, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$ 25,142	$ 52	$ -	$ 25,194
Multifamily	1,959	-	-	1,959
Commercial nonresidential	59,08 6	1,017	5,981	66,084
Land	4,107	335	2,021	6,463
Construction:
One- to four-family	1,819	-	-	1,819
Commercial nonresidential	1,227	-	-	1,227
Commercial business	15,970	2,755	640	19,365
Consumer:
Home equity	13,50 9	-	-	13,509
Boat	4,242	-	-	4,242
Automobile	1,167	-	-	1,167
Other	909	-	-	909
Total	$ 129,137	$ 4,159	$ 8,642	$ 141,938

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

The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter, and a determination is made as to whether the allowance is adequate or needs to be increased.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans (charged off) net of recoveries.

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended June 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

					Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Net loans (charged off) and recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$ 92	$ -	$ -	$ 92	$ -	$ 92
Multifamily	15	(12)	-	3	-	3
Commercial non-residential	900	319	-	1,219	515	704
Land	9	1	-	10	-	10
Construction:
One-to-four-family	4	(2)	-	2	-	2
Multifamily	-	-	-	-	-	-
Commercial nonresidential	3	(1)	-	2	-	2
Commercial	563	17	-	580	57	523
Consumer:
Home equity	22	89	(90)	21	-	21
Boat	33	1	-	34	-	34
Automobile	4	(6)	6	4	-	4
Other	3	(2)	-	1	-	1
Unallocated	222	(211)	-	11	-	11
Total allowance for loan losses	$ 1,870	$ 193	$ (84)	$ 1,979	$ 572	$ 1,407

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Net loans (charged off) and recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$ 73	$ 34	$ (15)	$ 92
Multifamily	14	(11)	-	3
Commercial non-residential	858	361	-	1,219
Land	11	(1)	-	10
Construction:
One-to-four-family	4	(2)	-	2
Multifamily	-	-	-	-
Commercial nonresidential	3	(251)	250	2
Commercial	537	47	(4)	580
Consumer:
Home equity	23	88	(90)	21
Boat	29	9	(4)	34
Automobile	4	(6)	6	4
Other	3	(2)	-	1
Unallocated	24	(13)	-	11
Total allowance for loan losses	$ 1,583	$ 253	$ 143	$ 1,979

The Company’s recorded investment in loans as of June 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$ -	$ 25,375	$ 25,375
Multifamily	668	1,261	1,929
Commercial non residential	8,479	63,483	71,962
Land	2,021	4,093	6,114
Construction:
One-to-four-family	-	716	716
Multifamily	-	-	-
Commercial nonresidential	-	1,077	1,077
Commercial	2,127	19,038	21,165
Consumer:
Home equity	41	12,605	12,646
Boat	-	4,950	4,950
Automobile	-	960	960
Other	-	849	849
Unallocated	-	-	-
Total loans	$ 13,336	$134,407	$147,743

The Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$ -	$ 25,194	$ 25,194
Multifamily	-	1,959	1,959
Commercial non residential	6,855	59,229	66,084
Land	2,021	4,442	6,463
Construction:
One-to-four-family	-	1,819	1,819
Multifamily	-	-	-
Commercial nonresidential	-	1,227	1,227
Commercial	683	18,682	19,365
Consumer:
Home equity	-	13,509	13,509
Boat	-	4,242	4,242
Automobile	-	1,167	1,167
Other	42	867	909
Unallocated	-	-	-
Total loans	$ 9,601	$ 132,337	$141,938

Note 6 – Capital Compliance

The Company and the Bank each signed agreements with the Office of Thrift Supervision (“OTS”), to consent to the issuance of an Order to Cease and Desist (individually an “Order” and collectively the “Orders”) effective September 30, 2010. The Orders are formal actions by the OTS requiring the Company and the Bank to continue to take corrective measures in a number of areas to strengthen their financial condition and operations.  Subsequent to June 30, 2011, compliance with the Orders is now determined by the Federal Reserve in the case of the Company and the Office of the Comptroller of the Currency (OCC) in the case of the Bank, as successors to the OTS.

Pursuant to the Order the Bank is required to maintain its Tier 1 (Core) Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.

At June 30, 2011, the Bank exceeded each of the Capital Ratio requirements of the Order, however, under  the OCC regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and therefore the Bank is deemed “adequately capitalized” for OCC purposes.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at June 30, 2011:

(in thousands)	Capital	Capital Ratio
June 30, 2011:
Core Capital:
Actual	$19,786	11.49%
Required by the Order	13,773	8.00
Excess	$6,013	3.49%

Total Risk-Based Capital:
Actual	$21,193	16.07%
Required by the Order	15,828	12.00
Excess	$ 5,365	4.07%

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

At June 30, 2011, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at June 30, 2011 and December 31, 2010:

(in thousands)	Capital	Capital Ratio
June 30, 2011:
Tangible Capital:
Actual	$19,786	11.49%
Required	2,582	1.50
Excess	$17,204	9.99%

Core Capital:
Actual	$19,786	11.49%
Required	6,886	4.00
Excess	$12,900	7.49%

Total Risk-Based Capital:
Actual	$21,193	16.07%
Required	10,552	8.00
Excess	$ 10,641	8.07%

December 31, 2010:
Tangible Capital:
Actual	$19,535	11.24%
Required	2,607	1.50
Excess	$16,928	9.74%

Core Capital:
Actual	$19,535	11.24%
Required	6,951	4.00
Excess	$12,584	7.24%

Total Risk-Based Capital:
Actual	$20,808	16.29%
Required	10,220	8.00
Excess	$ 10,588	8.29%

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

	Three Months Ended June 30,
(in thousands)	2011	2010
Net income	$ 197	$ 195
Preferred stock dividends	(59)	(29)
Preferred stock discount accretion	(18)	(17)
Net income available to common shareholders	$ 120	$ 149

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding	654	654

Net incremental shares	83	-
Weighted average common shares outstanding and incremental shares	737	654

Earnings per common share
Basic	$ 0.18	$ 0.23
Diluted	$ 0.16	$ 0.23

	Six Months Ended June 30,
	2011	2010
Net income (loss)	$ 342	$ (200)
Preferred stock dividend accrual	(121)	(89)
Preferred stock discount accretion	(34)	(32)
Net income (loss) available to common shareholders	$ 187	$ (321)

Weighted average common shares issued	655	655

Less treasury stock	(1)	(1)
Weighted average common shares outstanding	654	654

Net incremental shares	76	-
Weighted average common shares outstanding and incremental shares	731	654

Earnings (loss) per common share
Basic	$ 0.29	$ (0.49)
Diluted	$ 0.26	$ (0.49)

Options to purchase an additional 23,000 and 54,188 shares of common stock were not included in the computation of diluted earnings per share as of June 30, 2011 and 2010, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the periods ended June 30, 2011 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

Note 8 – Comprehensive Income

The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income is calculated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Net income (loss) available to common shareholders	$120	$149	$187	$(321)
Other comprehensive income	33	11	10	19
Comprehensive income (loss)	$153	$160	$197	$(302)

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

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through June 30, 2011.  There can be no assurances that our regulators will approve such payments or dividends in the future.

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

In accordance with the relevant accounting pronouncements, the Company recorded the Series A Preferred Stock and Warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income (loss) to arrive at net income (loss) available to common shareholders on the Consolidated Statements of Operations.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including lines of credit, totaled $4.9 million and $9.5 million at June 30, 2011 and December 31, 2010, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $253,000 and $1.4 million at June 30, 2011 and December 31, 2010, respectively.  These amounts are excluded from loan balances.

ITEM 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses,  write-down assets; change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders entered into with the Office of Thrift Supervision,as determined by its successors, the Office of the Comptroller of the Currency for the Bank and the Federal Reserve for the Company; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; the time it may take to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Matters

On September 28, 2010, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).  Subsequent to June 30, 2011, compliance with the Orders is now determined by the Federal Reserve in the case of the Company and the Office of the Comptroller of the Currency in the case of the Bank, as successors to the OTS.

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

As of June 30, 2011 and December 31, 2010, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying condensed Consolidated Balance Sheets) of approximately $536,000 and $544,000, respectively.  As of June 30, 2011 and December 31, 2010 the Company had a total valuation allowance of $471,000 against its deferred tax asset of $1.0 million, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

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

Financial Condition

Total assets of the Company at June 30, 2011 were $172.6 million, a decrease of $1.8 million or 1.0%, from $174.4 million at December 31, 2010.  The decrease is primarily the result of a decrease in cash and cash equivalents due to loan originations, net of principal repayments, purchases of investment securities available for sale, and a net decrease in long term advances.

Loans (excluding loans held for sale and the allowance for loan losses) were $147.7 million at June 30, 2011, a $5.8 million, or 4.1%, increase from $141.9 million at December 31, 2010.  Permanent commercial nonresidential loans increased $5.9 million, or 8.9%, offset by a decline in construction loans of $1.3 million, or 41.1%.  Loans held for sale were $454,000 at June 30, 2011, a $4,000 increase from $450,000 at December 31, 2010.

Deposits decreased $500,000, or 0.3%, to $147.0 million at June 30, 2011, compared with $147.5 million at December 31, 2010.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS brokered deposits of $1.1 million at June 30, 2011 and $1.9 million at December 31, 2010.  The Bank’s usage of CDARS is limited by OTS regulation.  The Bank is prohibited from obtaining additional brokered deposits by the Order.

Total shareholders’ equity increased by $200,000, or 0.3% to $20.0 million at June 30, 2011 from $19.8 million at December 31, 2010.  The increase was primarily attributable to net income of $342,000 for the six months ended June 30, 2011, offset by preferred stock dividends.

Results of Operations

Net Income (loss).  Net income excluding the preferred stock dividend and discount accretion for the second quarter of 2011 and 2010 was $197,000 and $195,000, respectively.  After preferred stock dividend and discount accretion of $77,000 and $46,000, net income available to common shareholders for the second quarter of 2011 and 2010 was $120,000 and $149,000, or $0.16 and $0.23 per diluted share, respectively.

Net income (loss) excluding the preferred stock dividend and discount accretion for the first half of 2011 and 2010 was $342,000 and $(200,000), respectively.  After preferred stock dividend and discount accretion of $155,000 and $121,000, net income (loss) available to common shareholders for the first half of 2011 and 2010 was $187,000 and $(321,000), or $0.26 and $(0.49) per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	Income Incr. (Decr.)	2011	2010	Income Incr. (Decr.)

Net interest income	$1,990	$2,122	$(132)	$3,931	$4,196	$(265)
Noninterest income	393	437	(44)	735	799	(64)
Provision for loan losses	(193)	(292)	99	(253)	(1,013)	760
Noninterest expense	(1,993)	(2,072)	79	(4,071)	(4,182)	111
Income (loss) before provision for income tax	197	195	2	342	(200)	542
Provision for income tax	-	-	-	-	-	-
Net income (loss)	$ 197	$ 195	$2	$ 342	$ (200)	$542

Net Interest Income.  Net interest income for the second quarter of 2011 decreased $132,000 (6.2%) compared with the second quarter of 2010. For the first half of 2011, net interest income decreased $265,000 (6.3%) compared with the first half of 2010.   Average loans decreased $9.4 million (6.0%) to $146.5 million for the second quarter of 2011 compared to $155.9 million for the second quarter of 2010.  At the same time, the yield on loans decreased 36 basis points (“bp”) for the second quarter to 5.77% compared to 6.13% for the second quarter of 2010 as a result of a continued low interest rate environment.  Average interest bearing deposits decreased $200,000 (0.1%) to $113.7 million for the second quarter of 2011 compared to $113.9 million for the second quarter of 2010.  The cost of average interest bearing liabilities declined 29 bp to 0.49% for the second quarter of 2011 compared to 0.78% for the second quarter of 2010.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased 12 bp to 4.96% for the second quarter 2011 compared to 5.08% for the second quarter of 2010.

Provision for Loan Losses.  The provision for loan losses decreased to $193,000 for the second quarter of 2011, compared with a provision of $292,000 for the second quarter of 2010 reflecting the decline in nonaccrual loans, net and loan charge offs.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $83,000 for the second quarter of 2011, compared with net loan charge offs of

$296,000 for the second quarter of 2010.

Noninterest Income.  Noninterest income for the second quarter of 2011 decreased $44,000 (10.1%) to $393,000 compared with $437,000 for the second quarter of 2010.

The decrease during the second quarter was primarily attributable to a decrease in mortgage banking income.  Mortgage banking income decreased $26,000 to $79,000 for the second quarter of 2011 compared with $105,000 for the second quarter of 2010 associated with a decrease in loans originated for sale.

Noninterest Expense.   Noninterest expense for the second quarter of 2011 decreased $79,000 (3.8%) compared to the comparable period in 2010.  The decrease was primarily related to a decrease in FDIC assessment.

Asset Quality

Nonaccrual loans were $635,000 at June 30, 2011, compared with $448,000 at December 31, 2010.

Loans with balances totaling $13.3 million at June 30, 2011 and $9.6 million at December 31, 2010 were considered to be impaired.  The $3.7 million increase in impaired loans was primarily attributable to additional permanent commercial non-residential loans in Alaska, a commercial secured loan in Alaska and a permanent multifamily loan in Minnesota.  The total number of impaired loans increased to 24 as of June 30, 2011 compared to 16 as of December 31, 2010.  In evaluating the adequacy of the allowance for loan losses total estimated impairments of $572,000 were recognized on impaired loans at June 30, 2011 compared with $310,000 at December 31, 2010.

The largest of the additional loans included in impaired loans at June 30, 2011 is a $1.4 million commercial secured loan located in the Bank’s primary market area of Alaska.

The following table reflects loan balances considered to be impaired by asset type at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010
Commercial non residential	$ 8,479	$ 6,855
Permanent multifamily	668	-
Land	2,021	2,021
Consumer	41	42
Commercial business	2,127	683
Total impaired loans	$13,336	$9,601

At June 30, 2011, 93% of impaired loans totaling $12.4 million included loans to nine borrowers.  Additional information regarding these borrowers, by market area as of June 30, 2011 is provided in the following table:

			Loan Balance June 30, 2011
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$ 2,021
Commercial secured	Commercial secured	Alaska	1,427
Permanent multifamily	Permanent multifamily	Minnesota	668
Commercial real estate	Commercial real estate	Alaska	1,721
Commercial real estate	Commercial real estate	Alaska	807
Commercial real estate	Commercial real estate	Idaho	2,019
Commercial real estate	Commercial real estate	Alaska	2,406
Commercial real estate	Commercial real estate	Alaska	824
Commercial real estate	Commercial real estate	Idaho	537
Total – Impaired loans of nine largest credit relationships			$ 12,430

The Bank had $1.1 million and $1.8 million of real estate owned and repossessed assets at June 30, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available from the FHLB a line of credit, subject to collateral limits, generally equal to 25% of the Bank’s total assets, or approximately $43.1 million and $43.6 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, there was $3.0 million outstanding on the line.  At December 31, 2010, there was $5.0 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.

As disclosed in our Consolidated Statements of Cash Flows in Item 1 of this report on Form 10-Q, cash and cash equivalents decreased $9.1 million to $11.9 million as of June 30, 2011, from $21.0 million as of December 31, 2010.  Net cash provided by operating activities was $1.3 million for the first half of 2011.  Net cash of $7.7 million used in investing activities during the first half of 2011 consisted principally of loan originations, net of principal repayments and purchases of investment securities available for sale.  The $2.7 million of cash used in financing activities during the first half of 2011 primarily consisted of a $2.2 million net decrease in certificates of deposit and a $2.0 million net decrease in Federal Home Loan Bank advances.

At June 30, 2011, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at June 30, 2011.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2011.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-02 is effective for the Company's reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value change sin unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company's reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company's reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2011, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                                                 OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At June 30, 2011, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with John E. Robertson (6)
10.6	Severance Agreement with Christopher P. Bourque (9)
10.7	Alaska Federal Savings Bank 401(k) Plan (1)
10.8	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.9	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.10	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.11	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.12	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Cash Flows; and (d) Selected Notes to Condensed Consolidated Interim Financial Statements (10)

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
(10)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

August 3, 2011	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

August 3, 2011	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Cash Flows; and (d) Selected Notes to Condensed Consolidated Interim Financial Statements (10)