Form 10-Q
period 2011-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2011-11-10
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

_____	Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

 654,486   shares outstanding on November 1, 2011

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and due from banks	$15,807	$18,522
Interest-earning deposits in financial institutions	1,546	2,501
Total cash and cash equivalents	17,353	21,023
Investment securities available for sale, at fair value (amortized cost: September 30, 2011 - $5,733; December 31, 2010 - $2,065)	5,900	2,155
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	614	450
Loans	145,477	141,938
Less allowance for loan losses	(2,039)	(1,583)
Loans, net	143,438	140,355
Interest receivable	529	604
Premises and equipment, net	2,494	2,585
Real estate owned and repossessed assets, net	1,374	1,791
Mortgage servicing rights, at fair value	1,235	1,242
Other assets	1,695	2,380
Total Assets	$176,416	$174,369
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$34,551	$29,046
Interest-bearing demand	34,133	34,103
Money market	28,653	26,949
Savings	20,484	19,824
Certificates of deposit	34,100	37,626
Total deposits	151,921	147,548
Federal Home Loan Bank advances	3,000	5,000
Advances from borrowers for taxes and insurance	292	695
Accounts payable and accrued expenses	387	883
Interest payable	167	195
Other liabilities	287	269
Total liabilities	156,054	154,590
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at September 30, 2011 and at December 31, 2010)	4,613	4,562
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at September 30, 2011 and at December 31, 2010)	7	7
Additional paid-in capital	6,482	6,470
Treasury stock	(11)	(11)
Retained earnings	9,133	8,659
Accumulated other comprehensive income	138	92
Total shareholders’ equity	20,362	19,779
Total Liabilities and Shareholders’ Equity	$176,416	$174,369

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Interest Income
Loans	$2,122	$2,370	$6,340	$7,131
Investment securities	10	21	76	69
Interest-earning deposits with financial institutions	9	2	23	2
Total interest income	2,141	2,393	6,439	7,202
Interest Expense
Deposits	137	208	425	673
Federal Home Loan Bank advances	29	57	108	205
Total interest expense	166	265	533	878
Net Interest Income	1,975	2,128	5,906	6,324
Provision for loan losses (benefit)	60	(1)	313	1,012
Net interest income after provision for loan losses	1,915	2,129	5,593	5,312
Noninterest Income
Mortgage servicing income	93	80	260	208
Service charges on deposit accounts	171	164	487	513
Other service charges and fees	70	74	193	196
Gain on sale of loans	88	204	217	404
Total noninterest income	422	522	1,157	1,321
Noninterest Expense
Compensation and benefits	1,084	981	3,331	3,306
Occupancy and equipment	332	339	995	992
Data processing	70	61	208	176
Professional and consulting fees	84	232	364	522
Marketing and public relations	50	56	166	186
Real estate owned and repossessed assets, net	36	281	22	265
FDIC assessment	55	88	224	259
Other	262	271	734	785
Total noninterest expense	1,973	2,309	6,044	6,491
Income before provision for income taxes	364	342	706	142
Provision for income taxes	-	-	-	-
Net income	$364	$342	$706	$142
Preferred stock dividend and discount accretion
Preferred stock dividends	$60	$60	$181	$179
Preferred stock discount accretion	17	16	51	48
Net income (loss) available to common shareholders	$287	$266	$474	$(85)
Income (loss) per common share:
Basic	$0.44	$0.41	$0.72	$(0.13)
Diluted	0.39	0.37	$0.65	(0.13)

See selected notes to condensed consolidated interim financial statements.					-

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2011	2010
Operating Activities
Net income	$706	$142
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	313	1,012
(Gain) loss on sale of loans	(217)	404
Fair value valuation adjustment mortgage servicing rights	7	58
Depreciation and amortization	207	220
Amortization of fees, discounts, and premiums, net	(133)	(101)
Stock compensation expense	12	18
(Gain) loss on sale or impairment of real estate owned and repossessed assets	(39)	139
Loans originated for sale	(16,898)	(20,534)
Proceeds from sale of loans originated for sale	16,951	19,122
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	75	81
Other assets	654	1,260
Advances from borrowers for taxes and insurance	(403)	(434)
Interest payable	(28)	(39)
Accounts payable and accrued expenses	(496)	246
Other liabilities	137	79
Net cash provided by operating activities	848	1,673
Investing Activities
Purchase of investment securities available for sale	(4,119)	-
Maturities and principal repayments of investment securities available for sale, net	419	327
Loan originations, net of principal repayments	(3,666)	4,806
Proceeds from sale of real estate owned and repossessed assets	891	441
Purchase of premises and equipment	(116)	(50)
Net cash provided by (used in) investing activities	(6,591)	5,524
Financing Activities
Net decrease in Federal Home Loan Bank advances	(2,000)	(4,834)
Net increase in demand and savings deposits	7,899	5,871
Net decrease in certificates of deposit	(3,526)	(2,241)
Cash dividends paid	(300)	(89)
Net cash provided by (used in) financing activities	2,073	(1,293)
Increase (Decrease) in cash and cash equivalents	(3,670)	5,904
Cash and cash equivalents at beginning of period	21,023	6,942
Cash and cash equivalents at end of period	$17,353	$12,846
Supplemental information:
Cash paid for interest	$561	$917
Net cash received from income taxes	(222)	(1,202)
Loans foreclosed and transferred to repossessed assets	435	657
Net change in fair value of securities available for sale, net of tax	46	17
Cumulative adjustment – change in accounting principle	-	421
Accrued dividends on Series A preferred stock issued to United States Department of Treasury
in Troubled Asset Relief Program Capital Purchase Plan	31	-

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim periods ended September 30, 2011 and 2010, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at September 30, 2011 and December 31, 2010 was $134.5 million and $129.1 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.  Key assumptions used in measuring the fair value of MSR as of December 2010 were as follows:

(in thousands)	September 30, 2011

Constant prepayment rate	16.83%
Discount rate	7.94%
Weighted average life (years)	23.9

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Balance beginning of period	$1,235	$1,242	$1,242	$813
Additions to servicing assets	43	71	111	156
Disposals of servicing assets	(43)	(71)	(111)	(158)
Fair value adjustment	-	48	(7)	479
Balance end of period	$1,235	$1,290	$1,235	$1,290

Note 3 – Fair Value Measurements

We have elected to record certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP standard (ASC 820, Fair Value Measurements and Disclosures) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  The standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at September 30, 2011 and December 31, 2010.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,689	$-	$2,689	$-
Municipal securities	1,124	-	1,124	-
U.S. government agencies	2,087	-	2,087	-
Mortgage servicing rights	1,235	-	-	1,235

Non-recurring:
Impaired loans	2,190	-	-	2,190
Real estate owned and repossessed assets	1,374	-	-	1,374

December 31, 2010:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,070	$-	$2,070	$-
U.S. government agencies	85	-	85	-
Mortgage servicing rights	1,242	-	-	1,242

Non-recurring:
Impaired loans	2,870	-	-	2,870
Real estate owned and repossessed assets	1,791	-	-	1,791

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

	Nine Months Ended September 30,	For the year Ended December 31,
(in thousands)	2011	2010
Impaired loans *	$668	$310
Real estate owned and repossessed assets	1	31
Total	$669	$584

*Amounts include reserves on impaired loans to state at fair value at September 30, 2011.

The following table sets forth the estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$17,353	$17,353	$21,023	$21,023
Investment securities available for sale	5,900	5,900	2,155	2,155
Federal Home Loan Bank (“FHLB”) stock	1,784	1,784	1,784	1,784
Loans, including held for sale, net	144,052	129,327	140,805	124,239
Accrued interest receivable	529	529	604	604
Mortgage servicing rights	1,235	1,235	1,242	1,242

Financial Liabilities
Demand, money market and savings deposits	117,821	117,821	109,922	109,922
Certificates of deposit	34,100	34,460	37,626	38,067
FHLB advances	3,000	3,154	5,000	5,206
Accrued interest payable	167	167	195	195

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and include impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans were $2.9 million at September 30, 2011 and December 31, 2010, respectively, with estimated reserves for impairment of $668,000 and $310,000, respectively.

Real estate owned and repossessed assets:  The $1.4 million in real estate owned and repossessed assets at September 30, 2011, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on real estate owned and repossessed assets are recognized in noninterest expense.

FHLB stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

Loans including held for sale, net:  The fair value of loans net of allowance for loan losses is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Mortgage-backed securities	$2,559	$130	$0	$2,689
Municipal securities	1,114	12	(2)	1,124
U.S. government agencies	2,060	27	0	2,087
Total	$5,733	$169	$(2)	$5,900

December 31, 2010:
Mortgage-backed securities	$1,982	$89	$(1)	$2,070
U.S. government agencies	83	2	-	85
Total	$2,065	$91	$(1)	$2,155

Available for sale securities at September 30, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$335	$(2)	$-	$-	$335	$(2)

Available for sale securities at December 31, 2010 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage- backed securities	-	-	$365	$(1)	$365	$(1)

There were one and five securities with unrealized losses at September 30, 2011 and December 31, 2010 respectively, which were mortgage-backed or other securities issued by the U.S. and State government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at September 30, 2011 or December 31, 2010.

The fair value and amortized cost of investment securities at September 30, 2011 is presented below by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Back Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$9	$9	-	-	$1,001	$984
Maturing over 5 to 10 years	191	186	1,124	1,114	1,086	1,076
Maturing beyond 10 years	2,489	2,364
Total	$2,689	$2,559	$1,124	$1,114	$2,087	$2,060

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at September 30, 2011 was $5.7 million and $5.9 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2010 were $2.1 million and $2.2 million, respectively.

There were no sales of securities during 2011 or 2010.

At September 30, 2011, the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35, Transfers of Securities: Between Categories. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA. The Stipulation and Consent provides that the FHLB agrees to a Consent Order issued by the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHLB has indicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock.  Continued deterioration in the FHLB’s financial position, however, may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	September 30, 2011	December 31, 2010
Real estate:
Permanent:
One- to four-family	$24,823	$25,194
Multifamily	3,080	1,959
Commercial nonresidential	70,103	66,084
Land	8,417	6,463
Construction:
One- to four-family	754	1,819
Commercial nonresidential	817	1,227

(table continued on following page)

(in thousands)	September 30, 2011	December 31, 2010

Commercial business	18,648	19,365
Consumer:
Home equity	12,107	13,509
Boat	5,000	4,242
Automobile	880	1,167
Other	848	909
Total loans	$145,477	$141,938

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

Impaired loans are set forth in the following table as of September 30, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$149	$-	$149	$149	$85
Multifamily	663	663	-	663	-
Commercial nonresidential	7,538	4,829	2,709	7,538	583
Land	2,286	2,286	-	2,286	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,669	1,669	-	1,669	-
Consumer:
Home equity	41	41	-	41	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$12,346	$9,488	$2,858	$12,346	$668

Impaired loans are set forth in the following table as of December 31, 2010.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Commercial nonresidential	6,855	3,561	2,757	6,855	267
Land	2,021	2,021	-	2,021	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	683	260	423	683	43
Consumer:
Home equity	-	-	-	-	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	42	42	-	42	-
Total	$9,601	$5,884	$3,180	$9,601	$310

The following table presents interest income and average recorded investment for the periods ended:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$75	$-	$37
Multifamily	6	666	17	333
Commercial nonresidential	84	8,009	351	8,277
Land	21	2,067	80	2,044
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	6	1,898	51	1,290
Consumer:
Home equity	-	41	2	21
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	1	21
Total	$117	$12,756	$502	$12,023

Nonaccrual loans at September 30, 2011 and December 31, 2010, were as follows:

	September 30,	December 31,
(in thousands)	2011	2010
Commercial business	$1,450	$448
Real Estate:
Permanent one- to four-family	149	-
Commercial nonresidential	174	-
Land	50	-
Total	$1,823	$448

Troubled Debt Restructurings.  As a result of adopting the amendments in Accounting Standards Update ("ASU") No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables that are impaired under Section 310-10-35 was $6.6 million, and the allowance for credit losses associated with those receivables, on the basis of current evaluation of loss, was $583,000.  Included in these amounts, the Company had $6.6 million and $4.6 million of troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only paymets for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings by concession (terms modified) as of September 30, 2011:

(in thousands)	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	$5,752	$163	$5,915
Land	400	-	400
Commercial business	188	11	199
Consumer:
Home equity	41	-	41
Total	$6,381	$174	$6,555

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011:

Three months Ended September 30, 2011
(in thousands)	Term Modification
Land	$400

Nine months Ended September 30, 2011
(in thousands)	Term Modification
Real Estate:
Commercial nonresidential	$ 2,009
Land	400
Total	$2,409

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy refers to six months of payment performance as sufficient to warrant a return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$149	$149	$24,674	$24,823	$-
Multifamily	-	-	-	3,080	3,080	-
Commercial nonresidential	57	-	57	70,046	70,103	-
Land	-	50	50	8,367	8,417	-
Construction:
One- to four-family	-	-	-	754	754	-
Commercial nonresidential	-	-	-	817	817	-
Commercial business	1,050	1,427	2,477	16,171	18,648	-
Consumer:
Home equity	-	-	-	12,107	12,107	-
Boat	-	-	-	5,000	5,000	-
Automobile	-	-	-	880	880	-
Other	-	-	-	848	848	-
Total	$1,107	$1,626	$2,733	$142,744	$145,477	-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$444	$-	$444	$24,750	$25,194	$-
Multifamily	-	-	-	1,959	1,959	-
Commercial nonresidential	167	-	167	65,917	66,084	-
Land	-	-	-	6,463	6,463	-
Construction:
One- to four-family	-	-	-	1,819	1,819	-
Commercial nonresidential	-	-	-	1,227	1,227	-
Commercial business	12	-	12	19,353	19,365	-
Consumer:
Home equity	-	-	-	13,509	13,509	-
Boat	-	-	-	4,242	4,242	-
Automobile	-	-	-	1,167	1,167	-
Other	-	-	-	909	909	-
Total	$623	$-	$623	$141,315	$141,938	-

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

•
Rating 6:  These are “Special Mention” loans which are currently performing as agreed but have developed a financial weakness, which if not corrected, pose unwarranted risk to the institution. This classification is used when the degree of risk initially evaluated has increased beyond conditions that would have prevented the loan from being originated initially. Prompt corrective action is needed.

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

•
Ratings 9:  These are loans classified as “Loss”.  They are to be charged-off or charged-down because that repayment is uncertain or when the timing or value of payments cannot be determined.  This classification does not imply that the loan will never be paid, nor does it imply that there has been a forgiveness of debt, but does indicate that the value will not be carried on the books of the institution as an earning asset.

The loan portfolio, segmented by risk range at September 30, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$24,625	$49	$149	$24,823
Multifamily	2,417	663	-	3,080
Commercial nonresidential	61,109	2,667	6,327	70,103
Land	5,920	334	2,163	8,417
Construction:
One- to four-family	754	-	-	754
Commercial nonresidential	817	-	-	817
Commercial business	16,311	737	1,600	18,648
Consumer:
Home equity	12,107	-	-	12,107
Boat	5,000	-	-	5,000
Automobile	880	-	-	880
Other	848	-	-	848
Total	$130,788	$4,450	$10,239	$145,477

The loan portfolio, segmented by risk range at December 31, 2010, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$25,142	$52	$-	$25,194
Multifamily	1,959	-	-	1,959
Commercial nonresidential	59,086	1,017	5,981	66,084
Land	4,107	335	2,021	6,463
Construction:
One- to four-family	1,819	-	-	1,819
Commercial nonresidential	1,227	-	-	1,227
Commercial business	15,970	2,755	640	19,365
Consumer:
Home equity	13,509	-	-	13,509
Boat	4,242	-	-	4,242
Automobile	1,167	-	-	1,167
Other	909	-	-	909
Total	$129,137	$4,159	$8,642	$141,938

The Bank’s Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Bank Committee reviews the following information to analyze the credit risk inherent in the Bank’s portfolio:

•
All loans classified during the previous analysis. Current information as to payment history or actions taken to correct the deficiency is reviewed, and if justified, the loan is no longer classified. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

•	Growth and composition of the portfolio. The Committee considers changes in composition of loan portfolio and the relative risk of these loan portfolios in assessing the adequacy of the allowance.

•	Historical loan losses. The Committee reviews the Bank’s historical loan losses and historical industry losses in considering losses inherent in the Bank’s loan portfolio.

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

The amount that is to be added to the allowance for loan losses is based upon a variety of factors.  An important component is a loss percentage set for each major category of loan that is based upon the Bank’s past loss experience.  In certain instances, the Bank’s own loss experience has been minimal, and the related loss factor is modified based on consideration of published national loan loss data.  The loss percentages are also influenced by economic factors as well as management experience.

Each individual loan, previously classified by management or newly classified during the quarterly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall required reserve amount.  As a result of the size of the Company, the size of the loan portfolio, and the relatively small number of classified loans, most members of the Asset Classification Committee are often familiar with the borrower, the collateral or the circumstances giving rise to the concerns.  For the remaining portion of the portfolio, comprised of “pass” loans, the loss percentages discussed above are applied to each loan category.

The calculated reserve amount as re-evaluated by management is compared to the actual amount recorded in the allowance at the end of each quarter, and a determination is made as to whether the allowance is adequate or needs to be increased.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans (charged off) net of recoveries.

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended September 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

					Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Net loans (charged off) and recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$92	$85	$-	$177	$85	$92
Multifamily	3	2	-	5	-	5
Commercial nonresidential	1,219	73	-	1,292	583	709
Land	10	3	-	13	-	13
Construction:
One-to-four-family	2	-	-	2	-	2
Multifamily	-	-	-	-	-	-
Commercial nonresidential	2	-	-	2	-	2
Commercial business	580	(165)	-	415	-	415
Consumer:
Home equity	21	(2)	2	21	-	21
Boat	34	3	(2)	35	-	35
Automobile	4	(3)	-	1	-	1
Other	1	2	-	3	-	3
Unallocated	11	62	-	73	-	73
Total allowance for loan losses	$1,979	$60	$-	$2,039	$668	$1,371

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Net loans (charged off) and recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$73	$119	$(15)	$177
Multifamily	14	(9)	-	5
Commercial nonresidential	858	434	-	1,292
Land	11	2	-	13
Construction:
One-to-four-family	4	(2)	-	2
Multifamily	-	-	-	-
Commercial nonresidential	3	(251)	250	2
Commercial business	537	(118)	(4)	415
Consumer:
Home equity	23	86	(88)	21
Boat	29	12	(6)	35
Automobile	4	(9)	6	1
Other	3	-	-	3
Unallocated	24	49	-	73
Total allowance for loan losses	$1,583	$313	$143	$2,039

The Company’s recorded investment in loans as of September 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$149	$24,674	$24,823
Multifamily	663	2,417	3,080
Commercial nonresidential	7,538	62,565	70,103
Land	2,286	6,131	8,417
Construction:
One-to-four-family	-	754	754
Multifamily	-	-	-
Commercial nonresidential	-	817	817
Commercial business	1,669	16,979	18,648
Consumer:
Home equity	41	12,066	12,107
Boat	-	5,000	5,000
Automobile	-	880	880
Other	-	848	848
Total loans	$12,346	$133,131	$145,477

The Company’s recorded investment in loans as of December 31, 2010 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$25,194	$25,194
Multifamily	-	1,959	1,959
Commercial nonresidential	6,855	59,229	66,084
Land	2,021	4,442	6,463
Construction:
One-to-four-family	-	1,819	1,819
Multifamily	-	-	-
Commercial nonresidential	-	1,227	1,227
Commercial business	683	18,682	19,365
Consumer:
Home equity	-	13,509	13,509
Boat	-	4,242	4,242
Automobile	-	1,167	1,167
Other	42	867	909
Total loans	$9,601	$132,337	$141,938

Note 6 – Capital Compliance

The Company and the Bank each signed agreements with their former regulator, the Office of Thrift Supervision (“OTS”), to consent to the issuance of an Order to Cease and Desist (individually an “Order” and collectively the “Orders”) effective September 30, 2010. The Orders are formal actions by the OTS requiring the Company and the Bank to continue to take corrective measures in a number of areas to strengthen their financial condition and operations.  As a result of the elimination of the OTS on July 21, 2011, compliance with the Orders is now determined by the Company’s new primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Bank’s new primary regulator, the Office of the Comptroller of the Currency (“OCC”).

Pursuant to the Order the Bank is required to maintain its Tier 1 (Core) Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.

At September 30, 2011, the Bank exceeded each of the Capital Ratio requirements of the Order.  Under OCC regulations, however, an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized.”  Therefore the Bank is deemed “adequately capitalized” for OCC purposes at September 30, 2011.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at September 30, 2011:

(in thousands)	Capital	Capital Ratio
September 30, 2011:
Core Capital:
Actual	$20,165	11.46%
Required by the Order	14,073	8.00
Excess	$6,092	3.46%

Total Risk-Based Capital:
Actual	$21,786	16.80%
Required by the Order	15,566	12.00
Excess	$6,220	4.80%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on the Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company paid all deferred dividends payable in arrears on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At September 30, 2011, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at September 30, 2011 and December 31, 2010:

(in thousands)	Capital	Capital Ratio
September 30, 2011:
Tangible Capital:
Actual	$20,165	11.46%
Required	2,639	1.50
Excess	$17,526	9.96%

Core Capital:
Actual	$20,165	11.46%
Required	7,036	4.00
Excess	$13,129	7.46%

Total Risk-Based Capital:
Actual	$21,786	16.80%
Required	10,337	8.00
Excess	$11,409	8.80%

December 31, 2010:
Tangible Capital:
Actual	$19,535	11.24%
Required	2,607	1.50
Excess	$16,928	9.74%

Core Capital:
Actual	$19,535	11.24%
Required	6,951	4.00
Excess	$12,584	7.24%

Total Risk-Based Capital:
Actual	$20,808	16.29%
Required	10,220	8.00
Excess	$10,588	8.29%

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

	Three Months Ended September 30,
(in thousands)	2011	2010
Net income	$364	$342
Preferred stock dividends	(60)	(60)
Preferred stock discount accretion	(17)	(16)
Net income available to common shareholders	$287	$266

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding	654	654

Net incremental shares	75	60
Weighted average common shares outstanding and incremental shares	729	714

Earnings per common share
Basic	$0.44	$0.41
Diluted	$0.39	$0.37

	Nine Months Ended September 30,
	2011	2010
Net income	$706	$142
Preferred stock dividend accrual	(181)	(179)
Preferred stock discount accretion	(51)	(48)
Net income (loss) available to common shareholders	$474	$(85)

Weighted average common shares issued	655	655

	Nine Months Ended September 30,
	2011	2010

Less treasury stock	(1)	(1)
Weighted average common shares outstanding	654	654

Net incremental shares	76	-
Weighted average common shares outstanding and incremental shares	731	654

Earnings (loss) per common share
Basic	$0.72	$(0.13)
Diluted	$0.65	$(0.13)

Options to purchase an additional 23,000 and 54,188 shares of common stock were not included in the computation of diluted earnings per share as of September 30, 2011 and 2010, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the periods ended September 30, 2011 and 2010 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

Note 8 – Comprehensive Income (Loss)

The Company’s only item of “other comprehensive income (loss)” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income (loss) is calculated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Net income (loss) available to common shareholders	$287	$266	$474	$(85)
Other comprehensive income	36	(2)	46	17
Comprehensive income (loss)	$323	$264	$520	$(68)

Note 9 – Preferred Stock

On February 6, 2009, as part of the TARP Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company sold (i) 4,781 shares of the Company’s Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 175,772 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate issuance price of $4.8 million in cash.

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

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock issued under the TARP Capital Purchase Program and its Common Stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through September 30, 2011.  There can be no assurances that our regulators will approve such payments or dividends in the future.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including lines of credit, totaled $9.6 million and $9.5 million at September 30, 2011 and December 31, 2010, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $1.9 million and $1.4 million at September 30, 2011 and December 31, 2010, respectively.  These amounts are excluded from loan balances.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders entered into with the OTS, as determined by its successors, the OCC for the Bank and the Federal Reserve for the Company; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that adversely affect our business including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules; the time it may take to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury TARP Capital Purchase Program; and other risks detailed in our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Matters

On September 28, 2010, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).  As a result of the elimination of the OTS on July 21, 2011, compliance with the Orders is now determined by the Company’s new primary regulator, the Federal Reserve, and the Bank’s new primary regulator, the OCC.  For purposes of this discussion regarding the Order, the Federal Reserve and the OCC are collectively referred to as the “Banking Regulators.”

Under the terms of the Orders, the Company and the Bank, without the prior written approval of the Banking Regulators, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding Common Stock;
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business); and
•	Make payments on any existing debt.

Other material provisions of the Orders require the Bank and the Company to:

•	develop a capital plan for preserving and enhancing capital levels that is acceptable to the Banking Regulators;
•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, acceptable to the Banking Regulators;
•	submit a comprehensive plan for reducing classified assets, acceptable to the Banking Regulators;
•
develop and submit a policy for the management and maintenance of liquidity, which includes a contingency plan for anticipating funding needs and alternative funding sources, acceptable to the Banking Regulators;

•	develop and submit a plan to internally audit the nature, scope and risk of activities and operations, acceptable to the Banking Regulators;
•
revise and submit a plan to comply with applicable consumer and related compliance laws and regulations, including a risk assessment process to measure such compliance, acceptable to the Banking Regulators;

•
develop and submit a plan regarding information technology (“IT”) management, including a succession plan for key personnel, duties/responsibilities and training of IT personnel, acceptable to the Banking Regulators;

•	develop and implement a risk based IT audit program that complies with all laws and regulations;

•	develop and submit a plan for addressing contingency planning related to any back-up IT server(s);
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the Banking Regulators;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank, or that is outside the normal course of business;

•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order; and
•	prepare and submit progress reports to the Banking Regulators regarding compliance with the capital plan, business plan, certain classified assets.

The Orders will remain in effect until modified or terminated by the Banking Regulators.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. We maintain an allowance for loan losses consistent, in all material respects, with the GAAP guidelines outlined in ASC 450, Contingencies.  The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-Q.

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

As of September 30, 2011 and December 31, 2010, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of approximately $513,000 and $544,000, respectively.  As of September 30, 2011 and December 31, 2010 the Company had a total valuation allowance of $471,000 against its deferred tax asset of $1.0 million, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired further since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

The Company accounts for MSR in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights (MSR) obtained from an independent financial advisor on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Financial Condition

Total assets of the Company at September 30, 2011 were $176.4 million, an increase of $2.0 million or 1.2%, from $174.4 million at December 31, 2010.  The increase is primarily the result of an increase loans and investment securities held for sale due to loan originations, net of principal repayments and purchases of investment securities available for sale.

Loans (excluding loans held for sale and the allowance for loan losses) were $145.5 million at September 30, 2011, a $3.6 million, or 2.5%, increase from $141.9 million at December 31, 2010.  Permanent commercial nonresidential loans increased $4.0 million, or 6.1%, offset by a decline in equity loans of $1.4 million, or 10.4%.  Loans held for sale were $614,000 at September 30, 2011, a $164,000 increase from $450,000 at December 31, 2010.

Deposits increased $4.4 million, or 3.0%, to $151.9 million at September 30, 2011, compared with $147.5 million at December 31, 2010.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS brokered deposits of $452,000 at September 30, 2011 and $1.9 million at December 31, 2010.  The Bank’s usage of CDARS is limited by OCC regulation.  The Bank is prohibited from obtaining additional brokered deposits by the Order.

Total shareholders’ equity increased by $583,000, or 2.9% to $20.4 million at September 30, 2011 from $19.8 million at December 31, 2010.  The increase was primarily attributable to net income of $706,000 for the nine months ended September 30, 2011, offset by preferred stock dividends of $181,000.

Results of Operations

Net Income (loss).  Net income excluding the preferred stock dividend and discount accretion for the third quarter of 2011 and 2010 was $364,000 and $342,000, respectively.  After preferred stock dividend and discount accretion of $77,000 and $76,000, net income available to common shareholders for the third quarter of 2011 and 2010 was $287,000 and $266,000, or $0.39 and $0.37 per diluted share, respectively.

Net income excluding the preferred stock dividend and discount accretion for the nine months ended September 30, 2011 and 2010 was $706,000 and $142,000, respectively.  After preferred stock dividend and discount accretion of $232,000 and $227,000, net income (loss) available to common shareholders for the nine months ended September 30, 2011 and 2010 was $474,000 and $(85,000), or $0.65 and $(0.13) per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	Income Incr. (Decr.)	2011	2010	Income Incr. (Decr.)

Net interest income	$1,975	$2,128	$(153)	$5,906	$6,324	$(418)
Noninterest income	422	522	(100)	1,157	1,321	(164)
Provision for loan losses	(60)	1	(61)	(313)	(1,012)	699
Noninterest expense	(1,973)	(2,309)	336	(6,044)	(6,491)	447
Income before provision for income tax	364	342	22	706	142	564
Provision for income tax	-	-	-	-	-	-
Net income	$364	$342	$22	$706	$142	$564

Net Interest Income.  Net interest income for the third quarter of 2011 decreased $153,000, or 7.2% compared with the third quarter of 2010. For the nine months ended September 30, 2011, net interest income decreased $418,000, or 6.6%, compared with the nine months ended September 30, 2010.   Average loans decreased $8.9 million, or 5.7%, to $147.1 million for the third quarter of 2011 compared to $156.0 million for the third quarter of 2010.  At the same time, the yield on loans decreased 31 basis points (“bp”) for the third quarter to 5.77% compared to 6.08% for the third quarter of 2010 as a result of a continued low interest rate environment.  Average interest bearing deposits decreased $1.5 million, or 1.3%, to $116.3 million for the third quarter of 2011 compared to $117.8 million for the third quarter of 2010.  The cost of average interest bearing liabilities declined 24 bp to 0.47% for the third quarter of 2011 compared to 0.71% for the third quarter of 2010.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased 18 bp to 4.92% for the third quarter 2011 compared to 5.10% for the third quarter of 2010.

Provision for Loan Losses.  The provision for loan losses increased to $60,000 for the third quarter of 2011, compared with a net benefit of $(1,000) for the third quarter of 2010.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  There were no net loan charge offs for the third quarter of 2011, compared with net loan charge offs of $56,000 for the third quarter of 2010.

Noninterest Income.  Noninterest income for the third quarter of 2011 decreased $100,000, or 19.2%, to $422,000 compared with $522,000 for the third quarter of 2010.

The decrease in noninterest income during the third quarter was primarily attributable to a decrease in mortgage banking income.  Gain on sale of loans income decreased $116,000 to

$88,000 for the third quarter of 2011 compared with $204,000 for the third quarter of 2010 associated with a decrease in loans originated for sale.

Noninterest Expense.   Noninterest expense for the third quarter of 2011 decreased $336,000, or 14.6%, to $2.3 million compared to the comparable period in 2010.  The decrease was primarily related to a decrease in professional and consulting fees and repossessed property expense.

Asset Quality

Nonaccrual loans were $1.8 million at September 30, 2011, compared with $448,000 at December 31, 2010.  The increase in nonaccrual loans is primarily attributable to an additional commercial business loan secured by a boat and investment securities.

Loans with balances totaling $12.3 million at September 30, 2011 and $9.6 million at December 31, 2010 were considered to be impaired.  The $2.7 million increase in impaired loans was primarily attributable to an increase in commercial business loans, commercial non residential loans, and permanent multifamily loans.  The total number of impaired loans increased to 23 as of September 30, 2011 compared to 16 as of December 31, 2010.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $668,000 were recognized on impaired loans at September 30, 2011 compared with $310,000 at December 31, 2010.

The largest of the additional loans included in impaired loans at September 30, 2011 is a $1.4 million secured commercial business loan located in the Bank’s primary market area of Alaska.

The following table reflects loan balances considered to be impaired by asset type at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(in thousands)	2011	2010
Commercial non residential	$7,538	$6,855
Permanent one- to four-family	149	-
Permanent multifamily	663	-
Land	2,286	2,021
Consumer	41	42
Commercial business	1,669	683
Total impaired loans	$12,346	$9,601

At September 30, 2011, 95% of impaired loans totaling $11.7 million included loans to eight borrowers.  Additional information regarding these borrowers, by market area as of September 30, 2011 is provided in the following table:

			Loan Balance September 30, 2011
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$2,021
Commercial secured	Commercial secured	Alaska	1,427
Permanent multifamily	Permanent multifamily	Minnesota	663
Commercial real estate and Land	Commercial real estate and Land	Alaska	1,837
Commercial real estate	Commercial real estate	Idaho	2,009
Commercial real estate	Commercial real estate	Alaska	2,387
Commercial real estate	Commercial real estate	Alaska	819
Commercial real estate	Commercial real estate	Idaho	537
Total – Impaired loans of eight largest credit relationships			$11,700

The Bank had $1.4 million and $1.8 million of real estate owned and repossessed assets at September 30, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available from the FHLB a line of credit, subject to collateral limits, generally equal to 25% of the Bank’s total assets, or approximately $44.1 million and $43.6 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, there was $3.0 million outstanding on the line.  At December 31, 2010, there was $5.0 million outstanding on the line and an additional $1.0 million of the borrowing line was committed to secure public deposits.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $3.6 million to $17.4 million as of September 30, 2011, from $21.0 million as of December 31, 2010.  Net cash provided by operating activities was $848,000 for the nine months ended September 30, 2011.  Net cash of $6.6 million used in investing activities during the nine months ended September 30, 2011 consisted principally of loan originations, net of principal repayments and purchases of investment securities available for sale.  The $2.1 million of cash provided by financing activities during the nine months ended September 30, 2011 primarily consisted of a $7.9 million net increase in demand and savings deposits.

At September 30, 2011, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at September 30, 2011.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2011.

Recent Accounting Pronouncements

In April 2011, FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The Company has implemented this standard as of September 30, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value change sin unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company's reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company's consolidated financial statements.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2011, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.               OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At September 30, 2011, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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
101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Cash Flows; and (d) Selected Notes to Condensed Consolidated Interim Financial Statements (10)

________________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 22, 2011.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.
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

Alaska Pacific Bancshares, Inc.

November 10, 2011	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 10, 2011	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Cash Flows; and (d) Selected Notes to Condensed Consolidated Interim Financial Statements