Form 10-K
period 2011-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2012-03-21
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2011                                                                                or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of March 1, 2012, there were 655,415 issued and 654,486 outstanding shares of the registrant’s common stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the common stock on June 30, 2011, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $4.2 million (545,588 shares at $7.75 per share). For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and our bank subsidiary by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders to Cease and Desist entered into with the Office of Thrift Supervision that are now enforced by the Federal Reserve and the OCC, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury Troubled Asset Relief Program Capital Purchase Program; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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

PART I

Item 1.  Business

General

            Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999.  At December 31, 2011, the Company had total assets of $172.1 million, total deposits of $147.2 million and stockholders’ equity of $20.5 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

            Alaska Pacific was founded as “Alaska Federal Savings and Loan Association of Juneau” in 1935 and changed its name to “Alaska Federal Savings Bank” in October 1993.  In connection with the Conversion, Alaska Pacific changed its name from “Alaska Federal Savings Bank” to its current title. The Bank, as a federally-chartered savings institution, is regulated by the Office of the Comptroller of the Currency (“OCC”), its primary federal regulator and successor to the Office of Thrift Supervision (“OTS”), and the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer. The Company is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”), its primary federal regulator.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

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

Participation in the U.S. Treasury’s Capital Purchase Program.

On February 9, 2009, the Company received $4.8 million from the U.S. Treasury Department as part of the Treasury’s Troubled Asset Relief (“TARP”) Capital Purchase Program.  The Company issued $4.8 million in senior preferred stock, with a related warrant to purchase up to $717,150 in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 175,772 shares of the Company’s common stock at a price of $4.08 per share at any time during the next ten years.  The preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its senior preferred stock and its common stock and continued to defer these payments through December 31, 2010.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company paid all deferred dividends payable in arrears on its senior preferred stock.

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

The Company and the Bank have implemented a comprehensive plan to achieve full compliance with the Orders. The Orders will remain in effect until modified or terminated by the Banking Regulators.  A copy of the Order were attached to the Form 8-K that was filed with the Securities and Exchange Commission (“SEC”) on October 4, 2010.  See also Item 1A.  “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Market Area

Alaska Pacific Bank ‘s primary market areas are in the communities of Juneau, Ketchikan and Sitka located in the geographically unique region of Southeast Alaska, which encompasses just over 35,000 square miles (approximately the size of the state of Indiana), and spans nearly 500 miles from Yakutat in the north to Prince of Wales Island to the south. The narrow strip of coastline and islands next to British Columbia is often referred to as the Alaskan Panhandle. Deep fjords, islands, glaciers and mountains preclude any road system from connecting the various communities so travel throughout the region is either by air or water. Alaska Airlines serves the larger cities, with dozens of private scheduled and charter float plane companies for the smaller communities. The Alaska Marine Highway system provides scheduled vehicle and passenger service throughout the region, along with other smaller private vessels.  Freight comes into the region either by barge or by air.

According to data obtained from the State of Alaska Department of Labor & Workforce Development, Research and Analysis Section; and the U.S. Census Bureau Southeast Alaska’s economic region is home to 73,526 residents in 14 communities.  The population of the region has remained very stable, with periods of decline during 2004-2007, with modest growth occurring through 2011.  Over a ten year period, the population has experienced an increase of 760 residents, with Juneau’s and Sitka’s growth of 1,730 being offset with declines spread around the rest of region.  The Bank’s three major markets of Juneau, Ketchikan and Sitka have a combined population of 54,961, which is 75% of the region’s total population. While the region shares similar economic characteristics there are diverse and unique industries from community to community.

The Bank directly serves the communities of Juneau, Ketchikan and Sitka with six retail offices, but has consumer and business customers throughout the entire region.  The Bank’s products and services are marketed by radio and newspaper and Internet, reaching all but the most remote locations.  The Bank, through its correspondent banking relationships in Anchorage and Fairbanks, has some business in the northern regions of the state, but does not do any direct marketing in those regions.

Historically, Southeast Alaska has been relatively immune from the direct impact of economic problems in the “lower 48.”  The region has demonstrated its stability over time missing the “booms” and avoiding the “busts” without significant swings in either direction.  While not totally immune, the region remained relatively insulated from the recent deep recession and did not experience the levels of unemployment or drop in real estate values felt in many other parts of the country.  As a primary example, according to the State of Alaska Department of Labor, the December 2010 unemployment rate for Juneau, the Bank’s largest market area, was 5.8% compared to 8% statewide and 9% nationwide. In December of 2011 Juneau’s unemployment rate declined to 5.0% compared to 7.7% statewide, both well ahead of national statistics according to information provided by State of Alaska Department of Labor & Workforce Development.

Relative to housing, Juneau saw its greatest drop in values during 2008, which was 9%, but over 2009 and midway through the 2010, values had recovered by 4% for each of the periods, offsetting the 2008 decline.  In 2011, home values appear to have returned to levels experienced prior to 2008, driven in part by a housing shortage to meet local demand.

           Previous concerns over the tourism market, with specific attention on the cruise ship industry, has subsided with projections for the number of ship-visitors for 2012 and 2013 indicating a return to pre-recession levels of over one million ship-visitors visiting the region.  In Juneau, the Kensington Gold Mine finally began production after years of environmental litigation, adding a significant private sector employer to the local market.  In Ketchikan, the Ketchikan Ship Yard continues with its expansion program, recently announcing a sale to one of the largest ship builders in the Pacific Northwest.  Mineral exploration (gold and rare earth minerals) in and around the Ketchikan area is also creating economic growth that we believe will prove to be a long-term boost to the region.

Alaska Pacific Bank’s branching system starts in Juneau where the Bank has its administrative headquarters and largest banking office, one other full service branch and a retail mortgage office (Alaska Pacific Mortgage).  The City and Borough of Juneau encompasses 3,248 square miles, of which 704 square miles is water and 928 square miles are ice fields.  While serving as a major transportation hub for all of Southeast Alaska, Juneau has fewer than 40 miles of road.  Juneau had an estimated population of 32,290 as of the end 2011, an increase of 6% since 2007, which was the low point in population over the past ten years according to the U.S. Census Bureau .  Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining.  Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy.  According to the Alaska Department of Labor, the top ten largest employers in Juneau at the end of 2010 were the State of Alaska, Juneau School District, Juneau City & Borough, Bartlett Regional Hospital, University of Alaska, REACH, Inc., Fred Meyer Inc., Southeast Alaska Regional Health Consortium (SEARHC), Hecla Greens Creek Mining Company and the Central Council of Tlingit & Haida.

            Two full service offices of Alaska Pacific are located in Ketchikan, which has an estimated population of approximately 13,686 according to the U.S. Census Bureau.  Ketchikan is an industrial center and a major port of entry into Southeast Alaska. Ketchikan’s key economic industries are a large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Ship Yard and the federal government.

            One full service office of Alaska Pacific is located in Sitka, which has an estimated population of approximately 8,985 according to the U.S. Census Bureau. Sitka is located on the west coast of Baranof Island on Sitka Sound.  The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, and retail and health care services.  The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital.  Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

Lending Activities

            General.  At December 31, 2011, Alaska Pacific’s loan portfolio (excluding loans held for sale) was $147.8 million, or 86% of total assets at that date.  Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans.  Over

75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis.  The following table sets forth the composition of Alaska Pacific’s loan portfolio (excluding loans held for sale) as of the dates indicated.

(dollars in thousands) December 31,	2011		2010
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One-to-four-family	$24,554	16.62%	$25,194	17.75%
Multifamily	2,951	2.00	1,959	1.38
Commercial nonresidential	70,926	48.00	66,084	46.56
Total permanent	98,431	66.61	93,237	65.69
Land	8,435	5.71	6,463	4.56
Construction:
One-to-four-family	1,103	0.75	1,819	1.28
Commercial nonresidential	2,042	1.38	1,227	0.86
Total construction	3,145	2.13	3,046	2.14
Commercial business	19,197	12.99	19,365	13.64
Consumer:
Home equity	11,532	7.80	13,509	9.52
Boat	5,011	3.39	4,242	2.99
Automobile	913	0.62	1,167	0.82
Other	1,102	0.75	909	0.64
Total consumer	18,558	12.56	19,827	13.97
Total loans	147,766	100.00%	141,938	100.00%
Less:
Allowance for loan losses	1,865		1,583
Loans, net	$145,901		$140,355

            One-to-four-family Real Estate Lending.  Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area.  At December 31, 2011, $24.5 million, or 16.2%, of Alaska Pacific’s total loan portfolio consisted of these loans.  Alaska Pacific originated $20.3 million and $30.5 million of one-to-four-family residential mortgage loans during the years ended December 31, 2011 and 2010, respectively.

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

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2011, $3.7 million, or 15.1%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans.  Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years.

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

            Land Lending.  Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence.  These loans generally have terms of up to 12 years and can be either fixed-rate or floating rate loans.  Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually.  At December 31, 2011 and 2010, land loans amounted to $8.4 million and $6.5 million, respectively.  The $2.0 million increase in land loans during fiscal 2011 was primarily attributable to commercial land loan originations.

            Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, Alaska Pacific may be confronted with a property value that is insufficient to assure full repayment of the loan.

            Construction Lending.  At December 31, 2011, construction loans amounted to $3.1 million, or 2.1% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area.  This compares with $3.0 million, or 2.1% of the total loan portfolio at December 31, 2010.  The $100,000 increase is attributable to a net increase in demand for commercial nonresidential construction loans offset with a decline in residential construction loans.

At December 31, 2011, $3.1 million of our construction loan portfolio consisted of loans requiring interest only payments of which $2.5 million or 81% of the total construction loans were relying on the interest reserve to make this payment.  As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders.  One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial nonresidential and multifamily construction loans have generally ranged from $500,000 to $2.5 million.  At December 31, 2011, the largest commercial non-residential construction loan was approximately $1.3 million for a marine vessel refurbishment construction project located in Alaska, which was performing in accordance with its terms.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties.  These loans generally range in size from $100,000 to $2.6 million and at December 31, 2011 the largest loan totaled $2.6 million and was performing in accordance with its terms.  At December 31, 2011, Alaska Pacific had $3.0 million of multifamily residential and $70.9 million of commercial real estate loans, or 2.0% and 48.0%, respectively, of the total loan portfolio at this date.  Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and an adjustment rate equal to the prime rate plus a negotiated margin of 1% to 3%. In addition, many of these loans have interest rate floors ranging from 5.00% to 6.00%.  Alaska Pacific is increasingly using interest rate floors in the current low interest rate environment to protect or enhance yield.  While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Oregon, Utah, Colorado, California, and Idaho.

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

Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $82.1 million at December 31, 2011.

            Commercial Business Lending.  At December 31, 2011, commercial business loans amounted to $19.2 million, or 13.0% of total loans.  Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $34.4 million at December 31, 2011.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area.  Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with operating lines of credit made for one year or less renewed annually at an interest rate based on the prime rate, usually adding a margin of between one-half and three percentage points.  Such loans generally are originated in principal amounts between $100,000 and $1.0 million.  At December 31, 2011, the largest commercial business loan for $2.6 million was secured by equipment and inventory and was performing in accordance with terms.

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

            Consumer Lending.  At December 31, 2011, consumer loans totaled $18.6 million, or 12.6% of total loans.  Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans.  In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences.  At December 31, 2011, home equity loans totaled $11.5 million, or 7.8% of the total loan portfolio, compared to $13.5 million, or 9.5% of the total loan portfolio at December 31, 2010.  Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment including the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest.  Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores.  Recently, with the slowdown in price appreciation or actual declines in values, homeowner’s equity in some high loan to value (LTV) home equity loans may have declined.  However, Alaska has not experienced the rapid declines in home prices experienced by many parts of the country where home prices rose much faster.

            At December 31, 2011, consumer boat loans amounted to $5.0 million, or 3.4%, of the total loan portfolio compared to $4.2 million, or 3.0% of the total loan portfolio at December 31, 2010.  Alaska Pacific offers boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats.  Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate.  Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on the borrower’s credit score.

            At December 31, 2011, automobile loans amounted to $913,000, or 0.6%, of the total loan portfolio, relatively unchanged from $1.2 million or 0.8% of the total loan portfolio at December 31, 2010.  Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals.  These loans amounted to $1.1 million or 0.8%, of total loans at December 31, 2011, compared to $909,000, or 0.6%, of total loans at December 31, 2010.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, deferred fees and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year
(in thousands) December 31, 2011	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One-to-four-family	$ 886	$3,212	3,381	$7,419	$9,656	$24,554	$23,062	$606
Multifamily	113	247	792	670	1,129	2,951	-	2,838
Commercial nonresidential	4,419	11,372	13,119	39,005	3,011	70,926	7,991	58,516
Land	884	2,325	2,432	2,683	111	8,435	1,537	6,014
Construction:
One-to-four-family	1,103	-	-	-	-	1,103	-	-
Commercial nonresidential	2,042	-	-	-	-	2,042	-	-
Commercial business	2,244	5,065	5,726	6,162	-	19,197	2,810	14,143
Consumer:
Home equity	610	1,458	1,221	2,092	6,151	11,532	6,741	4,181
Boat	366	766	795	1,807	1,277	5,011	4,316	329
Automobile	275	394	201	37	6	913	638	0
Other	223	244	160	210	265	1,102	835	44
Total Loans	$13,165	$25,083	$27,827	$60,085	$21,606	$147,766	$47,930	$86,671

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

            Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer and Senior Commercial Loan Officer, each has authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio, and up to the agency limit if the loan is to be sold in the secondary market; multifamily and commercial real estate loans up to and including $300,000; commercial business loans up to and including $300,000 ($100,000 if unsecured); and consumer loans up to and including $300,000 ($100,000 if unsecured).  Alaska Pacific’s Senior Loan Committee, consisting of the Chief

Executive Officer, Chief Credit Officer, and two senior lending officers, must approve loans in excess of these amounts up to and including $750,000.  The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

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

            Pursuant to federal banking regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2011, the loans-to-one-borrower limitation for Alaska Pacific was $3.3 million, and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

            Loan Originations, Sales and Purchases.   Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, commercial real estate, multifamily and consumer loans.

Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs.  Correspondent lending involves the sale of one-to-four-family mortgages to private (non-government sponsored enterprises or GSE) institutional investors, usually with servicing rights released.  By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance.  At December 31, 2011, Alaska Pacific’s servicing portfolio was $138.5 million. For the year ended December 31, 2011, loan servicing fees, net totaled $211,000.

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

            In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors.  Alaska Pacific is able to invest these funds but is not required to pay interest on them.  At December 31, 2011, these escrow balances totaled $542,000.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2011	2010
Loans originated:
Real estate:
Permanent:
One-to-four-family	$20,273	$30,538
Multifamily	-	270
Commercial nonresidential	18,950	9,677
Land	4,067	462
Construction:
One-to-four-family	2,414	1,709
Multifamily	-	140
Commercial nonresidential	6,491	531
Commercial business	11,571	12,439
Consumer:
Home equity	930	622
Boat	1,420	1,068
Automobile	253	416
Other	2,379	2,655
Total loans originated	68,748	60,527
Loans purchased	-	-
Loans sold	(21,697)	(31,245)
Foreclosed loans	(543)	(1,885)
Principal repayments and other changes	(40,154)	(43,172)
Net decrease in loans and loans held for sale	$ 6,354	$ (15,775)

One-to-four-family loans sold reflect loans sold primarily to Freddie Mac without recourse.  One-to-four-family mortgage loan originations declined in 2011 to $20.3 million, a 33.6% decrease over the $30.5 million of such loans originated in 2010.  Commercial real estate loan originations increased in 2011 to $19.0 million, a 96.0% increase over the $9.7 million of such loans originated in 2010.  The increase in commercial real estate originations is primarily attributable to four loans totaling $8.0 million that were originated in 2011 ranging in size from $1.6 million to $2.7 million secured by commercial real estate.

A portion of Alaska Pacific’s originations in 2011 and 2010 represent refinancing of loans originally made by Alaska Pacific and other lenders.

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; letters of credit are not offered. At December 31, 2011, Alaska Pacific had $14.8 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans.  For additional information on loan commitments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

            Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.”  Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan.  The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment.  Alaska Pacific had $513,000 of net deferred loan fees at December 31, 2011.

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

            The following table sets forth information with respect to Alaska Pacific’s nonperforming assets at the dates indicated.

(dollars in thousands) December 31,	2011	2010
Loans accounted for on a nonaccrual basis:
Consumer	$ 37	$ -
Commercial business	1,449	448
Real estate	1,159	-
Total	2,645	448
Accruing loans which are contractually past due 90 days or more	-	-
Total of nonaccrual and 90 days past due loans	2,645	448

Real estate owned and repossessed assets	880	1,791
Total nonperforming assets	$ 3,525	$ 2,239

Nonaccrual and 90 days or more past due loans as a percentage of loans	1.79%	0.32%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	1.54%	0.26%

Nonperforming assets as a percentage of total assets	2.05%	1.28%

During the years ended December 31, 2011 and 2010, approximately $75,000 and $13,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.  Nonaccrual loans increased $2.2 million from $448,000 at December 31, 2010 to $2.6 million at December 31, 2011.  Most of the increase in non-performing loans related to a $1.4 million commercial loan to one borrower secured by a marine vessel.

            Real Estate Owned and Repossessed Assets.  Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold.  When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value less cost to sell.  Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2011, Alaska Pacific held real estate owned and repossessed assets of $880,000, which consisted of other real estate owned. This compares to $1.8 million held in real estate owned and repossessed assets at December 31, 2010.

            Asset Classification.  The OCC has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis.   In addition, in connection with examinations of insured institutions, OCC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. If an asset or portion thereof is classified loss, the loss amount is charged off.

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

When the Committee classifies problem assets as either substandard or doubtful, a specific allowance in an amount deemed prudent may be established.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to recognize the loss in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC and FDIC, which can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves.  Assets which do not currently expose us to sufficient risk to warrant classification as substandard, doubtful and loss but possess weaknesses are designated by us as special mention.

            At December 31, 2011 and 2010, the aggregate amounts of Alaska Pacific’s classified, special mention and repossessed assets, net of loan balances guaranteed, (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2011	2010
Doubtful	$473	$200
Substandard assets	6,255	6,865
Special mention	2,282	436
Other real estate owned and repossessed assets	880	1,791
Total classified loans, special mention loans and repossessed assets	$9,890	$9,292

At December 31, 2011 classified loans totaled $6.7 million compared to $7.1 million at December 31, 2010.  Loans classified as substandard decreased $600,000 to $6.3 million at December 31, 2011 from $6.9 million at December 31, 2010 due to a decrease in loans to borrowers where the primary source of repayment is lacking and the Bank is relying on a secondary source for repayment.  Total special mention loans increased $1.9 million to $2.3 million at December 31, 2011 from $436,000 at December 31, 2010 as a result of the addition of a $659,000 multifamily real estate participation loan secured by real estate in Minnesota and due to the reclassification of a $815,000 commercial real estate loan in Alaska from substandard to special mention because of the improvement of the borrowers financial condition.  Measures taken to reduce classified assets since the Orders were issued include transferring nonperforming loans to real estate owned through the foreclosure process, accepting short sales and charge-offs.

Impaired Loans.  Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All loans considered to be impaired are evaluated for impairment.  Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.  Loans with balances totaling $12.0 million at December 31, 2011 and $9.6 million at December 31, 2010 were considered to be impaired.  The $2.4 million increase in impaired loans consisted of additional loans offset with loans no longer classified as impaired or charged off.  The total number of impaired loans was 22 and 16 as of December 31, 2011 and 2010, respectively.  Total estimated impairments of $473,000 and $310,000, respectively, were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at December 31, 2011 and 2010.

The following table reflects loan balances considered to be impaired by asset type at December 31, 2011 and 2010.

(in thousands) December 31,	2011	2010
Residential real estate	$ -	$ -
Multifamily real estate	659
Commercial real estate	7,395	6,855
Land	2,224	2,021
Construction – residential	-	-
Construction – commercial	-	-
Consumer	76	42
Commercial business	1,626	683
Total impaired loans	$11,980	$9,601

At December 31, 2011, 96% of impaired loans totaling $11.5 million included loans to eight borrowers.  Additional information regarding these eight borrowers, by market area as of December 31, 2011 is provided in the following table:

			Loan Balance December 31, 2011
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$ 2,021
Multifamily Real Estate	Multifamily Real Estate	Minnesota	659
Commercial Business	Commercial Secured	Alaska	1,427
Commercial Real Estate	Commercial Real Estate and Land	Alaska	1,735
Commercial Real Estate	Commercial Real Estate	Idaho	1,982
Commercial Real Estate	Commercial Real Estate	Alaska	2,366
Commercial Real Estate	Commercial Real Estate	Alaska	815
Commercial Real Estate	Commercial Real Estate	Idaho	537
Total – Impaired loans of eight largest credit relationships			$ 11,542

Potential Problem Loans.  Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual loan category.  At December 31, 2011, Alaska Pacific had $5.0 million of loans that were identified as potential problems consisting primarily of permanent commercial real estate loans located in Alaska.

Allowance for Loan Losses.   Alaska Pacific maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses increased $282,000, or 17.8%, to $1.9 million at December 31, 2011 from $1.6 million at December 31, 2010.  Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Asset Classification Committee reviews the following information:

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

            The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of December 31, 2011. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  For additional information, see the discussion included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses.”

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

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2011	2010
Allowance at beginning of period	$1,583	$1,786
Provision for loan losses	373	899
Charge-offs:
Permanent:
One-to-four-family	(99)	(211)
Commercial nonresidential	(85)	-
Land	(18)	(664)
Construction:
One-to-four-family	-	(180)
Commercial nonresidential	-	(209)
Commercial business	(4)	(30)
Consumer:
Home Equity	(137)
Boat	(6)	(58)
Auto	-	(14)
Total charge-offs	(349)	(1,366)
Recoveries:
Commercial business	-	264
Construction commercial	250
Consumer:
Home equity	2	-
Automobile	6	-
Total recoveries	258	264
Net charge-offs	(91)	(1,102)
Balance at end of period	$1,865	$1,583

Allowance for loan losses as a percentage of loans outstanding at the end of the period	1.26%	1.12%

Net charge-offs as a percentage of average loans outstanding during the period	0.06%	0.75%

Allowance for loan losses as a percentage of nonperforming loans at end of period	66.86%	355.55%

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,	2011			2010
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One-to-four-family	$102	0.42%	16.62%	$73	0.29%	17.75%
Multifamily	5	0.17	2.00	14	0.71	1.38
Commercial non-residential	1,223	1.72	48.00	858	1.30	46.56
Land	13	0.15	5.71	11	0.17	4.56
Construction:
One-to-four-family	2	0.18	0.75	4	0.22	1.28
Multifamily	-	-	-	-	-	-
Commercial nonresidential	4	0.20	1.38	3	0.24	0.86
Commercial	216	1.13	12.99	537	2.77	13.64
Consumer:
Home equity	26	0.23	7.80	23	0.17	9.52
Boat	34	0.68	3.39	29	0.68	2.99
Automobile	2	0.22	0.62	4	0.34	0.82
Other	3	0.27	0.75	3	0.33	0.64
Unallocated	235	-	-	24	-	-
Total allowance for loan losses	$1,865	1.26%	100.00%	$1,583	1.12%	100.00%

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

            The following table sets forth the composition of Alaska Pacific’s investment portfolios at the dates indicated.

December 31,	2011			2010
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$1,159	$1,112	20.05%	$1,567	$1,516	73.42%
Freddie Mac	1,018	992	17.88%	220	220	10.65%
Ginnie Mae	244	199	3.59%	283	246	11.91%
Municipal securities	1,706	1,668	30.08%	-	-	-
U.S. agencies and corporations:
Small Business Administration pools	1,587	1,575	28.40%	85	83	4.02%
Total investment securities available for sale	$5,714	$5,546	100.0%	$2,155	$2,065	100.0%

While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2011 and 2010, to allow flexibility in managing the portfolio.

            At December 31, 2011, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $1.6 million and the portfolio of mortgage-backed securities had an estimated fair value of $2.4 million.

            At December 31, 2011, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $2.3 million.  The mortgage-backed securities portfolio had coupon rates ranging from 1.6% to 9.0% and had a weighted average yield of 3.9% at December 31, 2011.

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

            The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment portfolios at December 31, 2011.

(dollars in thousands) as of December 31, 2011	Amortized Cost	Weighted Average Yield	Weighted Average Maturity (Yrs)
Mortgage backed securities	$2,303	3.881%	13.25
Municipal securities	1,668	3.695%	7.63
US government agencies	1,575	1.696%	8.0

            Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle.  The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances.  The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2011.  The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years.  Alaska Pacific did not receive a dividend during the years ended December 31, 2011 and 2010.

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

On October 25, 2010, the FHLB of Seattle agreed to the stipulation and issuance of a Consent Order by its primary regulator the Federal Housing Finance Agency (“FHFA”).  The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements.  Additionally, the FHFA and the FHLB of Seattle agreed to a Stabilization Period that ended upon the filing of the FHLB of Seattle’s June 30, 2011 financial statements.  With the exception of retained earnings requirement under the Consent Order as of June 30, 2011, the FHLB of Seattle met all minimum financial metrics at each quarter end during the Stabilization Period and as of the quarter ended September 30, 2011.  The Consent Order will remain in effect until modified or terminated by FHFA.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  Management believes the U.S. government would almost certainly support the credit obligations of the FHLB System.  Alaska Pacific has determined there is not an other-than-temporary impairment on its FHLB of Seattle stock investment as of December 31, 2011.  For additional information, see Item 1.A.  “Risk Factors -- Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.”

Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2011.

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

            Deposit Accounts.  Alaska Pacific attracts deposits from within its primary market area through the offering of a broad selection of deposits as set forth in the following table.  In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns.  Alaska Pacific’s deposit mix and pricing is generally reviewed weekly by Chief Financial and Chief Operating Officer.  Deposits from municipalities and other public entities were $6.9 million at December 31, 2011.

            Pursuant to the Order, Alaska Pacific may not increase its brokered deposits without regulatory approval.  At December 31, 2011, Alaska Pacific had $377,000 of brokered deposits issued through the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits.  As a result, Alaska Pacific utilizes these deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as the sole stockholder of the Bank.  Substantially all of the Bank’s depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2011.

Weighted Average Interest Rate	Original Term	Category	Amount (in thou- sands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$31,748	$100	21.57%
0.04	N/A	Interest-bearing demand	33,033	100	22.44
0.23	N/A	Money market	27,843	100	18.92
0.10	N/A	Savings	20,987	100	14.26

		Certificates of Deposit
0.10	Seven days	Fixed-rate	277	2,000	0.19
0.20	One month	Fixed-rate	199	2,000	0.14
0.20	Two months	Fixed-rate	246	2,000	0.17
0.20	Three months	Fixed-rate	1,783	2,000	1.21
0.30	Six months	Fixed-rate	3,993	2,000	2.71
0.40	Nine months	Fixed-rate	665	2,000	0.45
0.66	One year	Fixed-rate	8,937	2,000	6.07
1.03	18 months	Fixed-rate	3,971	2,000	2.70
1.26	Two years	Fixed-rate	3,328	2,000	2.26
2.08	Three years	Fixed-rate	752	2,000	0.51
1.87	Four years	Fixed-rate	372	2,000	0.25
2.66	Five years	Fixed-rate	2,799	2,000	1.90
0.87	Gold minor one year	Fixed-rate	1,553	500	1.05
8.00	Deferred Comp one year	Fixed-rate	1,365	2,000	0.93
0.50	CDARS - various	Fixed-rate	377	2,000	0.25
0.40	1 - 2-1/2 years	Variable-rate	2,973	2,000	2.02
0.34%		TOTAL	$147,201		100.00%

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2011			2010
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$31,748	21.57%	$2,702	$29,046	19.69%
Interest-bearing demand accounts	33,033	22.44	(1,070)	34,103	23.11
Money market deposit accounts	27,843	18.92	894	26,949	18.26
Savings accounts	20,987	14.26	1,163	19,824	13.44
Fixed-rate certificates which mature:
Within 1 year	22,694	15.41	(5,090)	27,784	18.83
After 1 year, but within 2 years	3,822	2.59	(472)	4,294	2.91
After 2 years, but within 5 years	4,101	2.79	1,655	2,446	1.66
Variable-rate certificates which mature:
Within 1 year	1,922	1.31	108	1,814	1.23
After 1 year, but within 2 years	843	0.57	(78)	921	0.62
After 2 years, but within 5 years	208	0.14	(159)	367	0.25
Total	$147,201	100.00%	$(347)	147,548	100.00%

            Time Deposits Maturities and Weighted Average Rates. The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2011.

(in thousands) Year ending December 31,		Weighted Average Interest Rate
2012	$24,739	0.69%
2013	4,665	1.13%
2014	756	1.79%
2015	1,426	2.49%
2016 and thereafter	2,004	5.77%
	$33,590

Deposit Activities. The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2011	2010
Beginning balance	$147,548	$148,217

Net increase (decrease) before interest credited	(901)	(1,516)
Interest credited	554	847
Net (decrease) in deposits	(347)	(669)

Ending balance	$147,201	$147,548

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2011, Alaska Pacific had a borrowing capacity of approximately $40.0 million with the FHLB of Seattle, of which $37.0 million was unused compared with $43.6 million and $37.6 million, respectively, at December 31, 2010.  At December 31, 2011, there was $3.0 million outstanding on the line.

            The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2011	2010
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$5,000	$13,200
Average outstanding during the year	9,021	9,021
Balance outstanding at end of year	3,500	5,000

Approximate weighted average rate paid:
Average during the year	3.92%	2.88%
At end of year	3.73	4.40

REGULATION

General

The Bank, as a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC as its deposit insurer.  Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve, as its primary federal regulator.  Alaska Pacific is a member of the FHLB System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) administered by the FDIC.  Alaska Pacific must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC, the Federal Reserve, and, under certain circumstances, the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•
On July 21, 2011, the responsibilities and authority of the OTS to supervise and examine federal thrifts, including the Bank, were transferred to the OCC, and the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Company, were transferred to the Federal Reserve.

•	Centralize responsibility for consumer financial protection by creating a new agency within Federal Reserve, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision

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
•
Require the federal banking regulators to seek to make their capital requirements counter cyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Regulation and Supervision of Savings Institutions

            Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of savings institutions.  The OCC also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

If the OCC deems an institution to be in “troubled condition” (because it receives a composite CAMELS rating of 4 or 5, is subject to a cease-and-desist order, a capital or prompt corrective action directive, or a formal written agreement, or because of other reasons), the institution will become subject to various restrictions, such as growth limits, requirement for prior application of any new director or senior executive officer, restrictions on dividends, compensation and golden parachute and indemnification payments, and restrictions on transactions with affiliates and third parties.  Higher assessment and application fees will also apply.

            In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OCC.  Federal savings institutions are also generally authorized to branch nationwide.  The Bank is in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of  $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2011, the Bank's lending limit under this restriction was $3.3 million and, at that date, the Bank had no loans to one borrower exceeding this amount except where guaranteed by a government agency.

The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

            All savings institutions are required to pay assessments to the OCC to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC assessment for the year ended December 31, 2011 was $108,000.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At December 31, 2011, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement.  The Bank did not receive any dividends from the FHLB of Seattle for the year ended December 31, 2011. Subsequent to December 31, 2008, the FHLB of Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB is not anticipated to resume dividend payments until its financial results improve. The FHLB has not indicated when dividend payments may resume.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in its capital.

Federal Deposit Insurance Corporation.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Alaska Pacific and the Bank entered into the Orders with the Federal Reserve and OCC, respectively, which became effective September 28, 2010.  The OCC has also notified the Bank that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without prior notification. In addition, the Bank may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the OCC.  For additional information, see “—Regulatory Matters” and Item 1.A. “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2010, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2011, Alaska Pacific incurred $13,000 in FICO assessments.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to  the Company and the Bank. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Bank of the Basel III rules cannot be determined at this time. For additional information, see “– Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III” set forth below.

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

            Capital Requirements. Federally insured savings institutions, such as Alaska Pacific Bank, are required to maintain a minimum level of regulatory capital.  The OCC has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and risk-based capital requirements applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OCC is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets as defined by regulation (“Tangible Capital Ratio”).  Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement.  At December 31, 2011, the Bank had tangible capital of $20.2 million, or 11.81% of adjusted total assets, which is $17.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio (“Tier 1 Core Capital Ratio”).  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  At December 31, 2011, the Bank had core capital equal to $20.2 million, or 11.81% of adjusted total assets, which is $13.4 million above the minimum requirement of 4% in effect on that date.

            The OCC also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 Risk-Based Capital Ratio").  At December 31, 2011, the Bank had Tier 1 risk-based capital of $20.2 million, or 15.5% of risk-weighted assets, which is $15.0 million above the minimum on that date.

The OCC risk-based requirement requires savings institutions to have total risk based capital of at least 8% of risk-weighted assets (“Total risk-based capital ratio”).  Total capital consists of core capital, as defined above and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OCC is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  For example, the OCC has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.  On December 31, 2011, the Bank had total risk-based capital of $21.8 million and risk-weighted assets of $130.7 million, or total capital of 16.71% of risk-weighted assets.  This amount was $11.4 million above the 8% requirement in effect on that date.

             The Bank is currently operating under restrictions imposed by the Order effective September 30, 2010.  Pursuant to the Order the Bank is required to maintain its Tier 1 Core Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.

At December 31, 2011, the Bank exceeded each of the Capital Ratio requirements of the Order, however, under  the OCC regulations an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized” and therefore the Bank is deemed “adequately capitalized” for OCC purposes.

            The OCC and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements.  The OCC is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risk-based capital ratio, or an 8.0% risk-based capital ratio.  Any such institution must submit a capital restoration plan and until the plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.  As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

            Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions.  In addition, the OCC must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to the general enforcement authority of the OCC and the FDIC, including the appointment of a conservator or a receiver.

            The OCC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

            Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to:  internal controls, information systems and internal audit systems,) loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the OCC determines that the Bank fails to meet any standard prescribed by the Guidelines, the OCC may require the Bank to submit an acceptable plan to achieve compliance with the standard.  OCC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

            Qualified Thrift Lender Test.  All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2011, the Bank met the test, with a ratio of 65.63%.

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

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Alaska Pacific, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.  The Bank may pay dividends to the Company in accordance with this general authority; however, it must also comply with the Order and provide notice to, and obtain approval from, the OCC prior to declaring a dividend.  For additional information, see “—Regulatory Matters” and Item 1.A. “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Savings institutions proposing to make any capital distribution need not submit written notice to the OCC prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OCC approval prior to making such distribution.  The OCC may object to the distribution during that 30-day period based on safety and soundness concerns.  See “- Capital Requirements.”

Liquidity.  All savings institutions, including the Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.  The Bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and FHLB advances.  The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Under the Order, the Bank is required to develop a policy for the management and maintenance of liquidity, which includes a contingency plan for anticipating funding needs and alternative funds sources, acceptable to the OCC.   See “– Regulatory Matters.”

            Activities of Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OCC 30 days in advance and provide the information each agency may, by regulation, require.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

            The OCC may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA.  Based upon that determination, the FDIC or the OCC has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF.  If so, it may require that no SAIF member engage in that activity directly.

            Transactions with Affiliates.  The Bank's authority to engage in transactions with "affiliates" is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W.  The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution.  The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Under the Order, the Bank cannot engage in any new transaction with an affiliate unless, with respect to each transaction, the Bank has provided 30 days advance notice to the OCC and the OCC do not object to the transaction within that 30 day period.  For additional information, see “—Regulatory Matters” and Item 1.A. “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2011, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

            Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined in 2007 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

Privacy Standards.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  The Bank is subject to OCC regulations implementing the privacy protection provisions of the GLBA.

These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Regulation and Supervision of the Company

            General.  The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve.  Accordingly, the Company is required to register and file reports with the OCC and is subject to regulation and examination by the Federal Reserve.  In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries which also permit the OCC to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

Pursuant to the Company’s Order, the Company is required to ensure the Bank’s compliance with applicable laws, rules and regulations and all terms and conditions of the Bank’s Order.  See “—Regulatory Matters” and Item 1A, “Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

As a result of our participation in the TARP CPP, we are subject to certain limitations regarding the payment of dividends on and the repurchase of our common stock. Without the consent of the U.S. Treasury, we may not increase the cash dividend on our common stock or, pay any dividends on our common stock unless we are current in our dividend payments to the U.S. Treasury on the Series A Preferred Stock.  In addition and subject to limited exceptions, with the consent of the U.S. Treasury, we also may not redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.  For additional information, see “Risk Factors -- We rely on dividends from Alaska Pacific Bank for most of our revenue.”

Mergers and Acquisitions.  The Company must obtain approval from the OCC before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the OCC would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Capital Requirements. Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements for five years, or until July 21, 2015. The OCC, however, expects the Company to support the Bank, including providing additional capital to the Bank when it does not meet its capital requirements. Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress.

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

The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.  In addition, under the Order, the Bank is restricted from paying dividends to the Company without the prior approval of the OCC.

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

Subsidiary Activities

            As of December 31, 2011, Alaska Pacific did not have any active subsidiaries.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at December 31,	Position
Name	2011	Company	Bank
Craig E. Dahl	62	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	40	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

Christopher P. Bourque	60	--	Senior Vice President and
			Chief Operating Officer

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

Personnel

            As of December 31, 2011, the Bank had fifty seven full-time and six part-time employees, none of whom are represented by a collective bargaining unit.  The Bank believes its relationship with its employees is good.

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

            Alaska Pacific’s market share is approximately 10.7% of deposits in Southeast Alaska, according to the FDIC Deposit Market Share Report; however, this calculation does not include deposits held by credit unions.  If state-wide credit unions were included in this calculation as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less.  Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 53.8%.  Wells Fargo acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells Fargo, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

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

Under the Orders, the Bank and Company must submit a written plan to maintain the Bank’s capital at the levels set forth in the Orders. The Orders also provide that the Bank and the Company must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements. The Orders specify certain timeframes for meeting these requirements, and the Company and the Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the Orders.

               At December 31, 2011, the Bank exceeded all current regulatory capital requirements, including the requirements specified in the Order.  The Bank has implemented a comprehensive plan to achieve compliance with all conditions in the Order.   For information regarding the Bank’s compliance with its capital requirements at December 31, 2011, see Item 1, "Business – Regulation –Regulation and Supervision of Savings Institutions – Capital Requirements," and Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding regulatory capital requirements for the Bank for the year ended December 31, 2011.

The Orders will remain in effect until stayed, modified, terminated or suspended by the Federal Reserve and the OCC. If either the Company or the Bank failed to comply with the respective Orders, they could be subject to various remedies, including among others, the regulator's exercise of powers to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors and to assess civil monetary penalties. Management of the Bank and the Company have been taking action and implementing programs to comply with the requirements of the Order. Although compliance will be determined by the Federal Reserve and the OCC, management believes that the Bank and the Company will comply in all material respects with the Orders.  The Federal Reserve and the OCC may determine at their sole discretion that the matters covered in the Orders have not been addressed satisfactorily, or that any current or past actions, violations, or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock, or the value of our common stock as well as our financial condition and results of operations.

Our business may continue to be adversely affected by downturns in the national economy and the states where our out of market area loans are located.

Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States outside of our primary area of Southeast Alaska, including areas where the Bank has participation loans, specifically in the States of Washington, Oregon, Idaho, California, Minnesota and Colorado.  We provide banking and financial services to customers located in our primary market of Southeast Alaska, which to date, up to this point in time and based upon its geographic location and diverse resource-based economy has not experienced the serious problems as those of markets in the lower-48 states.  If there were to be a further decline of the economic conditions in our primary market, this could have an adverse effect on our business, financial condition, results of operations and prospects.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;
•	the amount of our low-cost or non-interest-bearing deposits may decrease; and
•	the price of our common stock may decrease.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy includes the expansion of small business lending in the region, with a focus on owner-occupied commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

At December 31, 2011, we had $3.0 million of multifamily residential and $70.9 million of commercial real estate loans, representing 2.0% and 48.0%, respectively, of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $70.9 million balance in commercial real estate loans at December 31, 2011 represented 345% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2011, we had $19.2 million or 13.0% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

 Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2011, $24.6 million, or 16.6% of our total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in the housing market and the economy and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 1.26% of total loans held for investment and 66.9% of nonperforming loans at December 31, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected.  In addition, the Bank may not incur additional debt without the prior written non-objection of the OCC.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

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

There are regulatory and contractual limitations that may limit or prevent us from paying dividends on our common stock and we may limit or eliminate our dividends to shareholders.

As an Alaska corporation, under Alaska law we are subject to restrictions on the payment of dividends.  In addition, as a savings and loan holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. Alaska Pacific Bancshares is an entity separate and distinct from its principal subsidiary, Alaska Pacific Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary.  Accordingly, the Company is and will be dependent upon dividends from Alaska Pacific Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock.  Alaska Pacific Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements.  In the event the Bank is unable to pay dividends to Alaska Pacific Bancshares, the Company may not be able to pay its obligations or pay dividends on its common stock.  Under the Orders, the Company and the Bank may not pay dividends without the prior written approval of the Banking Regulators.  See “Regulation - Regulation and Supervision of Savings Institutions - Limitations on Capital Distributions” and Note 3 of the Notes to Consolidated Financial Statements.  Also, Alaska Pacific Bancshares’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Alaska Pacific Bancshares is also subject to certain regulatory restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock.  See “Regulation - Regulation and Supervision of the Company - Dividend Payments and Common Stock Repurchases” above.  In addition, the securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.

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

Our investment in Federal Home Loan Bank of Seattle stock may become impaired.

At December 31, 2011, we owned $1.8 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing.  The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an impairment on our investment in FHLB stock. However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has had a significant impact on the bank regulatory structure for financial institutions, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Much of the impact of the Dodd-Frank Act still remains to be seen in the coming months or years, as the effective dates of the many implementing regulations of the Dodd-Frank Act are gradually phased in.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment of the Dodd-Frank Act. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital and outstanding TARP preferred securities will continue to qualify as Tier 1 capital. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective July 21, 2011 a federal prohibition on the payment of interest on demand deposits was elminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact our interest expense.

In addition, the Dodd-Frank Act created a new Consumer Financial Protection Bureau, or CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

As the Company and Bank continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum we expect to experience an increase in our operating and compliance costs, which is expected to continue and further impact our interest expense.

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

In addition, Alaska Pacific Bank is subject to restrictions on its ability to pay dividends to Alaska Pacific Bancshares under the terms of the Order with the Office of the Comptroller of the Currency.  Alaska Pacific Bancshares also is subject to restrictions on its ability to pay dividends to stockholders under the terms of the Order with the Federal Reserve.  Further, Alaska Pacific Bancshares also is subject to restrictions on its ability to pay dividends pursuant to the terms of the securities purchase agreement between it and the U.S. Treasury. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.  See Item 1, “Business - Regulation – Limitations on Capital Distributions.”

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

Our assets as of December 31, 2011, include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which has been significantly larger than net loan charge-offs deducted for tax reporting proposes. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings, expected timing of reversals of temporary differences, and tax planning strategies. As a result of that review, management determined that a valuation allowance of $94,000 was required at December 31, 2011. We believe the remaining net deferred tax asset at December 31, 2011 of $544,000, is more than likely to be realized based on our expected future earnings; however, it is possible that an additional valuation allowance may be required, which could have a further adverse effect on our future results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2011.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$72,539
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	29,429
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	14,508
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	7,678
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	23,047
Sitka, Alaska 99835

Alaska Pacific Mortgage (5)

2092 Jordan Avenue, Suite 595	2003	2,500	Non-depository
Juneau, Alaska 99801
_____________
(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in February 2013, with option to renew for five-year term.
(3)	Lease extension expires in May 2012, with one 6-month option to renew.
(4)	Lease expires in December 2013, with option to renew for five-year term.
(5)	Lease expires in October 2013

            Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah.  At December 31, 2011, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $2.5 million.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

            The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.”  As of December 31, 2011, there were approximately 353 stockholders of record and 654,486 shares outstanding.  The following table sets forth market price information of the Company’s stock for 2011 and 2010. In 2008 the Board of Directors determined to suspend the payment of dividends until the Company’s earnings improved.  As a result, no dividend payments have been made during the years ended December 31, 2011 and 2010.

	Market Price
Years Ended December 31,	High	Low

2011:
First Quarter	$7.80	$6.00
Second Quarter	8.00	7.20
Third Quarter	8.00	6.00
Fourth Quarter	6.60	5.80

2010:
First Quarter	$6.50	$4.41
Second Quarter	6.60	5.90
Third Quarter	6.99	5.75
Fourth Quarter	6.15	4.00

Dividends

Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OCC regulations.  However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the institution’s mutual-to-stock conversion.

The Bank is restricted by the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods.  Based on this calculation, at December 31, 2011, none of the Bank’s retained earnings were available for the payment of dividends to the Company.  However, payment of dividends may be further restricted by Banking Regulators if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

In addition, the Bank is subject to restrictions on its ability to pay dividends to the Company under the terms of the Order with the OCC.  The Company also is subject to restrictions on its ability to pay dividends to stockholders under the terms of the Order with the Federal Reserve.  Further, the Company also is subject to restrictions on its ability to pay dividends pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.

For additional information regarding the Company’s and the Bank’s restrictions on the payment of dividends, see Item 1A, Risk Factors – Risk Factors -- We are subject to certain regulatory restrictions and lack of compliance could result in monetary penalties and/or additional regulatory actions.” and “ – There are regulatory and contractual limitations that may limit or prevent us from paying dividends on our common stock and we may limit or eliminate our dividends to shareholders.” And see “ –Because of our participation in the TARP Capital

Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.”

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the year ended December 31, 2011, the Company had no purchases of its Common Stock.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.  The Company is not engaged in any significant business activity other than holding the stock of the Bank.  Accordingly, the information in this discussion applies primarily to the Bank.  The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 8 of this annual report.  In the following discussion, except as otherwise noted, references to “2011” or “2010” indicate the year ended December 31, 2011 or 2010, respectively.

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

Financial Condition

Total assets were $172.1 million at December 31, 2011, compared with $174.4 million at December 31, 2010.  The $2.3 million, or 1.3%, decrease was primarily the result of a decline in cash and cash equivalents.

Loans increased $5.9 million, or 4.1%, to $147.8 million at December 31, 2011 from $141.9 million at December 31, 2010.  The increase is largely attributable to an increase in commercial real estate loans and land loans offset by a decrease in home equity loans.

Total commercial real estate loans increased 7.3% to $70.9 million, or 48.0% of the portfolio at December 31, 2011, from $66.1 million, or 46.6% of the portfolio at December 31, 2010.  Land loans increased 29.2% to $8.4 million, or 5.7% of the portfolio at December 31, 2011, from $6.5 million, or 4.6% of the portfolio at December 31, 2010.  Total commercial business loans decreased 1.0% to $19.2 million, or 13.0% of the portfolio at December 31, 2011, from $19.4 million, or 13.6% of the portfolio at December 31, 2010.

Production of one-to-four-family mortgage loans declined in 2011.  Originations totaled $20.3 million in 2011, a 33.4% decrease over the $30.5 million originated in 2010.  Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 16.6% of the loan portfolio at December 31, 2011, compared with 17.8% of the loan portfolio at December 31, 2010.

Cash and cash equivalents decreased $9.9 million to $11.1 million at December 31, 2011, compared to $21.0 million at December 31, 2010.

Available-for-sale securities increased $3.5 million to $5.7 million at December 31, 2011, compared to $2.2 million at December 31, 2010.  The increase was the result of investments purchased net of normal principal reductions on mortgage-backed securities.

Premises and equipment decreased $134,000 to $2.5 million at December 31, 2011, from $2.6 million at December 31, 2010.

Total deposits decreased $347,000 to $147.2 million at December 31, 2011 from $147.5 million at December 31, 2010.  Money market accounts increased a total of $894,000 to $27.8 million at December 31, 2011 compared to $27.0 million a year ago.  During the same period, however, interest bearing demand deposits decreased $1.1 million to $33.0 million and non-interest bearing demand deposits increased $2.7 million to $31.7 million.  Certificates of deposit decreased $4.0 million to $33.6 million at December 31, 2011 from $37.6 million at December 31, 2010.

At December 31, 2011 and 2010, $377,000 and $1.9 million, respectively, of the certificates of deposit were brokered certificates of deposit obtained through the Certificate of Deposit Account Registry Service (“CDARS”).  These deposits carry interest rates that are generally higher than locally obtained certificates of deposit, but which are generally lower than FHLB advances.

 FHLB advances decreased $2.0 million to $3.0 million at December 31, 2011 from $5.0 million at December 31, 2010.

Results of Operations

Net Income.  For the year ended December 31, 2011, the Company reported net income available to common shareholders of $631,000, or $0.87 per diluted share, after recording $373,000 provision for loan losses and no provision or benefit for income tax.  This compares to a net income available to common shareholders of $539,000, or $0.76 per diluted share, after recording an $899,000 provision for loan losses and $255,000 benefit for income tax.  The net income in 2011 is primarily attributable to a decrease in noninterest expense, and a decrease in the provision for loan losses.  For purposes of comparison, net income available to common shareholders may be separated into major components as follows:

			Income Increase
(in thousands) Year ended December 31,	2011	2010	(Decrease)
Net interest income	$7,891	$8,482	$(591)
Gain on sale of loans	286	524	(238)
Other noninterest income	1,114	1,262	(148)
Net revenues	9,291	10,268	(977)
Noninterest expense	(7,977)	(8,781)	804
Subtotal	1,314	1,487	(173)
Provision for loan losses	(373)	(899)	526
Income before income tax	941	588	353
Income tax benefit	-	255	(255)
Net Income	941	843	98
Preferred stock dividend and discount accretion	(310)	(304)	(6)
Net income available to common shareholders	$631	$539	$92

Net Interest Income.  Net interest income decreased $591,000, or 7.0%, to $7.9 million in 2011 from $8.5 million in 2010.  The increase is due to a combination of factors, including a decrease in interest expense.  See the tables in “--Average Balances, Interest and Average Yields/Cost” and in “--Rate/Volume Analysis” elsewhere in this discussion. The net interest margin on average earning assets was 5.08% for 2011 compared with 5.34% in 2010 reflecting a decrease in yield on interest earning assets offset with a decline in cost of funds.  Nonaccrual loans were $2.8 million and $448,000 at December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, approximately $75,000 and $13,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.

Average loans (including nonperforming loans and loans held for sale) decreased $8.1 million, or 5.3%, to $145.6 million in 2011 from $153.7 million in 2010.

Noninterest Income.  The gain on sale of loans decreased $238,000 to $286,000 in 2011 from $524,000 in 2010 as a result of a decline in gain on sale of loans and origination fees/costs associated with the decline in the production of one-to-four family mortgage loans.

Excluding gain on sale of loans, noninterest income decreased $148,000, or 11.7%, to $1.1 million in 2011 compared with $1.3 million in 2010.  The decrease is primarily in mortgage servicing income due to the fair value adjustment to mortgage servicing rights of $(144,000).  Additionally, other income of $46,000 was recognized in 2010 from the gain on sale of commercial loans.

Noninterest Expense.  Noninterest expense decreased $804,000, or 9.1%, to $8.0 million in 2011 from $8.8 million in 2010.  The net decrease in expense is attributable to lower real estate owned and repossessed asset expense, lower professional and consulting expense and lower FDIC premiums.

Income Tax.  During the fourth quarter of 2011, the Company reduced its net deferred tax asset and the valuation allowance in the amount of $377,000 primarily due to the utilization of net operating losses for federal and state purposes.  The remaining balance of the valuation allowance at December 31, 2011 of $94,000 is due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that the remaining $544,000 net deferred tax asset will be realized based on projected future earnings.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased $526,000 to $373,000 for 2011 from $899,000 for 2010.  The provision for both years was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.  The allowance for loan losses increased $282,000, or 17.8%, to $1.9 million at December 31, 2011 from $1.6 million at December 31, 2010.  The provision and the resulting allowance are reflective of numerous factors, including the following:

•	Loan losses. Net loan charge offs were $91,000 (0.06% of total loans) in 2011 compared with $1.1 million (0.8% of total loans) in 2010.

•
Growth and composition of the portfolio.  Total loans increased $5.9 million to $147.8 million at December 31, 2011 compared with $141.9 million at December 31, 2010.  The increase reflects gradual changes in the loan portfolio composition away from single-family mortgages and home equity loans, moving to a greater proportion of commercial real estate.  Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

•
Management analysis of loans.  As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectability may not be assured.  Loans judged to be impaired amounted to $12.0 million (8.1% of total loans) at December 31, 2011, compared with $9.6 million (6.8% of total loans) at December 31, 2010.  An allowance for loan loss at December 31, 2011 and 2010 for estimated impairments of $473,000 and $310,000, respectively, was established for these loans.

•	Past-due Loans. At December 31, 2011, $329,000, or 0.2% of all loan balances were past due 30 days or more, compared with $623,000, or $0.4% at December 31, 2010.

•
Nonperforming and classified loans.  Nonaccrual loans were $2.6 million (1.8% of total loans) at December 31, 2011, compared with $448,000 (0.3% of total loans) at December 31, 2010.  Loans classified as “substandard” or “doubtful” were $6.7 million (4.6% of total loans) at December 31, 2011 compared with $7.1 million (5.0% of total loans) at December 31, 2010.

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

(dollars in thousands) Year ended December 31,		2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$145,562	$8,420	5.78%	$153,736	$9,491	6.17%
Investment securities (1)	7,004	128	1.83	4,202	90	2.14
Interest-earning deposits in banks	2,747	33	1.20	981	8	0.82
Total interest-earning assets	155,313	8,581	5.52	158,919	9,589	6.03
Allowance for loan losses	(1,929)			(2,107)
Cash and due from banks	11,020			8,671
Other assets	8,224			10,150
Total assets	$172,628			$175,633

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$32,746	$14	0.04%	$32,417	$26	0.08%
Money market	27,570	64	0.23	27,117	88	0.32
Savings	20,214	20	0.10	19,328	26	0.13
Certificates of deposit	34,616	456	1.32	37,436	707	1.89
Total interest-bearing deposits	115,146	554	0.48	116,298	847	0.73
Borrowings	3,466	136	3.92	9,021	260	2.88
Total interest-bearing liabilities	118,612	690	0.58	125,319	1,107	0.88
Noninterest-bearing demand deposits	31,124			29,073
Mortgage escrows	1,071			1,202
Other liabilities	1,713			1,010
Shareholders’ equity	20,108			19,029
Total liabilities and shareholders’ equity	$172,628			$175,633

Net interest income		$7,891			$8,482

Interest rate spread			4.94%			5.15%

Net interest margin:
On average interest-earning assets			5.08%			5.34%
On average total assets			4.57			4.92

Ratio of average interest-earning assets to average interest-bearing liabilities	130.94%			126.81%

(1)	Average loans include nonperforming loans and loans held for sale. Interest income does not include interest on nonaccrual loans. Average investment securities includes FHLB stock.

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

(in thousands) Year ended December 31, 2011 compared with year ended 2010	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(598)	$(505)	$32	$(1,071)
Investment securities	(13)	60	(9)	38
Interest-earning deposits in banks	4	14	7	25
Total net change in interest income	(607)	(431)	30	(1,008)

Interest-bearing liabilities:
Interest-bearing demand accounts	(12)	-	-	(12)
Money market accounts	(25)	1	-	(24)
Savings accounts	(7)	1	-	(6)
Certificates of deposit	(214)	(53)	16	(251)
Borrowings	94	(160)	(58)	(124)
Total net change in interest expense	(164)	(211)	(42)	(417)

Net change in net interest income	$(443)	$(220)	$72	$(591)

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on the Company’s assets and the weighted average interest rates paid on the Company’s liabilities, together with the net yield on interest-earning assets.

	At December 31,	For the Year Ended December 31,
	2011	2011	2010

Weighted average yield on:
Loans	5.48%	5.78%	6.17%
Investment securities	2.42	1.83	2.14
Interest-earning deposits in banks	1.41	1.20	0.82
Total interest-earning assets	5.29	5.52	6.03

Weighted average rate paid on:
Interest-bearing demand accounts	0.04	0.04	0.08
Money market accounts	0.21	0.23	0.32
Savings accounts	0.11	0.10	0.13
Certificates of deposit	1.16	1.32	1.89
Total interest-bearing deposits	0.43	0.48	0.73
Borrowings	3.73	3.92	2.88
Total interest-bearing liabilities	0.52	0.58	0.88

Interest rate spread	4.77	4.94	5.15

Net interest margin on:
Average interest-earning assets	--	5.08	5.34
Average total assets	--	4.57	4.92

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank’s sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances.  During 2011 and 2010, the Bank used its sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals.  At December 31, 2011, the Bank had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $14.8 million.

At December 31, 2011, the Bank had $168,000 of net unrealized gains on investment securities classified as available for sale, which represented 3.05% of the amortized cost ($5.5 million) of the securities.  This represented an increase of $78,000 compared with $90,000 of net unrealized gains at December 31, 2010, primarily as a result of changes in market demand.  Movements in market interest rates will continue to affect the unrealized gains and losses in these securities.  However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

At December 31, 2011, certificates of deposit amounted to $33.6 million, or 22.8% of the Bank’s total deposits, including $24.7 million scheduled to mature by December 31, 2012.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $40.0 million at December 31, 2011, of which $37.0 million was unused.  At December 31, 2011, there was $3.0 million outstanding on the line.

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

The Bank is required to maintain specific amounts of capital pursuant to regulator requirements and the provisions set out in the Orders.  As of December 31, 2011, the Bank was in compliance with all regulatory capital requirements that were imposed as of this date, including those effective by the Order, with tangible, core, and risk-based capital ratios of 11.81%, 11.81% and 16.71%, respectively.  For further information, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

In order to encourage institutions to reduce interest rate risk, the federal banking regulators adopted a rule incorporating an interest rate risk component into its risk-based capital rules.  Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.  The OTS will cease to compile and provide a report that measures interest rate risk after the December 31, 2011 reporting period.  After that period, the Bank will compile and measure interest rate risk utilizing an Asset and Liability Management software program.  The OTS net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OCC regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt.  The Bank is exempt because of its asset size and risk-based capital ratio.  Based on the Bank’s regulatory capital levels at December 31, 2011, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2011, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)	Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300 bp	$25,221	$ 995	4%	14.32%	49 bp
200	25,278	1,052	4	14.32	50
100	24,931	705	3	14.13	35
0	24,226	-	-	13.76	-
(50)	23,676	(550)	(2)	13.48	(28)
(100)	23,722	(504)	(2)	13.50	(26)

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)
Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

The above table illustrates, for example, that at December 31, 2011 an instantaneous 200 basis point increase in market interest rates would increase the Bank’s net portfolio value by $1.1 million, or 4%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Bank’s net portfolio value by $504,000.

The following table summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward.

	December 31, 2011	September 30, 2011	December 31, 2010
Pre-shock net portfolio value ratio	13.76%	13.36%	14.31%
Post-shock net portfolio value ratio	14.32%	13.87%	14.31%
Decline in net portfolio value ratio	0 bp	0 bp	0 bp

These measures indicate a relatively low level of interest-rate risk at the present time.  Among other factors, this is attributable to management’s decisions in recent years to effect a relative decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

The OTS used certain assumptions in assessing the interest rate risk of thrift institutions.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams, LLP

Everett, Washington
March 21, 2012

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands) December 31,	2011	2010
Assets
Cash and due from banks	$8,307	$18,522
Interest-earning deposits in banks	2,751	2,501
Total cash and cash equivalents	11,058	21,023
Investment securities available for sale, at fair value (amortized cost: 2011 - $5,546; 2010 - $2,065)	5,714	2,155
Federal Home Loan Bank stock, at cost	1,784	1,784
Loans held for sale	976	450
Loans	147,766	141,938
Less allowance for loan losses	(1,865)	(1,583)
Loans, net	145,901	140,355
Accrued interest receivable	585	604
Premises and equipment, net	2,451	2,585
Real estate owned and repossessed assets	880	1,791
Mortgage servicing rights, at fair value	1,098	1,242
Other assets	1,610	2,380
Total Assets	$172,057	$174,369
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$31,748	$29,046
Interest-bearing demand	33,033	34,103
Money market	27,843	26,949
Savings	20,987	19,824
Certificates of deposit	33,590	37,626
Total deposits	147,201	147,548
Federal Home Loan Bank advances	3,000	5,000
Advance payments by borrowers for taxes and insurance	691	695
Accounts payable and accrued expenses	331	883
Accrued interest payable	131	195
Other liabilities	161	269
Total liabilities	151,515	154,590
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at December 31, 2011 and 2010, respectively)	4,631	4,562
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at December 31, 2011 and 2010)	7	7
Additional paid-in capital	6,486	6,470
Treasury stock	(11)	(11)
Retained earnings	9,290	8,659
Accumulated other comprehensive income	139	92
Total shareholders’ equity	20,542	19,779
Total Liabilities and Shareholders’ Equity	$172,057	$174,369

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2011	2010
Interest Income
Loans, including fees	$8,420	$9,491
Investment securities	128	90
Interest-earning deposits in banks	33	8
Total interest income	8,581	9,589
Interest Expense
Deposits	554	847
Federal Home Loan Bank advances	136	260
Total interest expense	690	1,107
Net Interest Income	7,891	8,482
Provision for loan losses	373	899
Net interest income after provision for loan losses	7,518	7,583
Noninterest Income
Mortgage servicing income, net	211	287
Service charges on deposit accounts	647	664
Other service charges and fees	255	265
Gain on sale of loans	286	524
Other noninterest income	1	46
Total noninterest income	1,400	1,786
Noninterest Expense
Compensation and benefits	4,321	4,344
Occupancy and equipment	1,326	1,312
Data processing	274	244
Professional and consulting fees	450	702
Marketing and public relations	235	255
Real estate owned and repossessed assets, net	140	461
Regulatory assessments	235	380
Other	996	1,083
Total noninterest expense	7,977	8,781
Income before income tax	941	588
Benefit for income tax	-	(255)
Net Income	$941	$843
Preferred stock dividend and discount accretion
Preferred stock dividend	$241	$239
Preferred stock discount accretion	69	65
Net income available to common shareholders	$631	$539

Net income per share:
Basic	$0.96	$0.82
Diluted	0.87	0.76

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

(in thousands)	Number of Shares Issued Preferred Stock	Number of Shares Issued Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Share-holders’ Equity
Balance, January 1, 2010	5	655	$4,497	$7	$6,446	$(11)	$7,699	$42	$18,680
Cumulative-effect adjustment of change in accounting principle							421		421
Comprehensive income:
Net income							843		843
C hange in net unrealized gains on securities available for sale, net of related income tax effect								50	50
Comprehensive income									1,314
Stock compensation expense					24				24
Accretion of preferred stock discount			65				(65)		-
Cash dividends on preferred stock							(239)		(239)
Balance, December 31, 2010	5	655	4,562	7	6,470	(11)	8,659	92	19,779
Comprehensive income:
Net income							941		941
Change in net unrealized gains on securities available for sale, net of related income tax effect								47	47
Comprehensive income									988
Stock compensation expense					16				16
Accretion of preferred stock discount			69				(69)		-
Cash dividends on preferred stock							(241)		(241)
Balance, December 31, 2011	5	655	$4,631	$7	$6,486	$(11)	$9,290	$139	$20,542

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2011	2010
Operating Activities
Net income	$941	$843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	373	899
Decrease in valuation allowance for deferred income tax assets	(377)	(434)
Gain on sale of loans	(286)	(524)
Fair value adjustment on mortgage servicing rights	144	(8)
Depreciation and amortization	278	288
Deferred income tax expense	-	179
Amortization of fees, discounts, and premiums, net	(167)	(162)
Stock compensation expense	16	24
Loans originated for sale	(17,496)	(30,683)
Proceeds from sale of loans originated for sale	17,256	30,812
Loss on sale and impairment of real estate owned and repossessed assets, net	57	224
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	19	94
Other assets	1,116	1,579
Advance payments by borrowers for taxes and insurance	(4)	(56)
Accrued interest payable	(64)	(112)
Accounts payable and accrued expenses	(552)	504
Other liabilities	11	10
Net cash provided by operating activities	1,265	3,477
Investing Activities
Purchase of investment securities available for sale	(6,173)	-
Maturities and principal repayments of investment securities available for sale	2,669	463
Loan originations, net of principal repayments	(6,272)	13,353
Purchase of premises and equipment	(144)	(57)
Proceeds from sale of real estate owned and repossessed assets	1,397	2,468
Net cash provided by (used in) investing activities	(8,523)	16,227
Financing Activities
Cash dividends paid on preferred stock	(360)	(120)
Repayments on Federal Home Loan Bank advances	(2,000)	(4,834)
Net increase in demand and savings deposits	3,689	1,880
Net decrease in certificates of deposit	(4,036)	(2,549)
Net cash used in financing activities	(2,707)	(5,623)
Increase (decrease) in cash and cash equivalents	(9,965)	14,081
Cash and cash equivalents at beginning of year	21,023	6,942
Cash and cash equivalents at end of year	$11,058	$21,023

Supplemental information:
Cash paid for interest	$754	$1,219
Cash received from income taxes	(222)	(1,571)
Loans foreclosed and transferred to real estate owned and repossessed assets	543	1,885
Net change in unrealized gains and losses on securities available for sale, net of tax	47	50
Cumulative adjustment – change in accounting principle	-	421
Accrued preferred stock dividends	31	150
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, fair value of financial instruments, and deferred tax assets.  Actual results could differ from these estimates.

SUBSEQUENT EVENTS:  The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

RECLASSIFICATIONS:  Certain amounts in prior-period financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income or shareholders equity.

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

Investment Securities:  Securities are classified based on management’s intention on the date of purchase. All securities are classified as available for sale and are presented at fair value. Unrealized gains or losses on securities available for sale are excluded from net income but are included as separate components of other comprehensive income, net of taxes. Purchase premiums or discounts on securities available for sale are amortized or accreted into income using the interest method over the terms of the individual securities. The Company performs a quarterly assessment to determine whether a decline in fair value below amortized cost is other-than-temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the

Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

In performing the quarterly assessment for debt securities, management considers whether or not the Company expects to recover the entire amortized cost basis of the security. In addition, management must determine its position with respect to its intent to sell the security and whether it is more likely than not that it will not have to sell the security before recovery of its cost basis. The total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis is separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses is recognized in earnings. The credit loss component of other-than-temporary impairment, representing an increase in credit risk, is determined by the Company using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors is recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and is not adjusted for subsequent recoveries in fair value. However, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of other-than-temporary impairment that is recognized in other comprehensive income, if any.

Realized gains or losses on sales of securities available for sale are recorded using the specific identification method.  No securities were designated as trading or held to maturity at December 31, 2011 or 2010.

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

Loans Held for Sale:  Loans held for sale consist primarily of residential mortgage loans and are individually valued at the lower of cost or fair value less estimated selling costs.  Loans are recorded as sold when the loan documents are sent to the investor.  Gains or losses on sale of loans are recognized at settlement date based on the difference between the selling price and the carrying value of the related loans sold.  Loan sales are made with and without recourse.

Allowance For Loan Losses:  The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for loan and lease losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses. Loan and lease losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan and lease losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is maintained at a level believed to be sufficient to absorb losses probable and inherent in the loan portfolio.

The allowance consists of general, specific and unallocated components. The general component covers loans not specifically measured for impairment and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are impaired. For impaired loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The unallocated allowance provides for other credit losses inherent in the Company’s loan portfolio that may not have been contemplated in the general and specific components of the allowance. This unallocated amount generally comprises less than 10% of the allowance. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets:  20 to 50 years for buildings, five to ten years for leasehold improvements depending on lease term, and three to 10 years for furniture and equipment.  Expenditures for improvements and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

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

Other Real estate owned and Repossessed Assets:  Real estate or other collateral acquired in satisfaction of a loan is initially recorded in repossessed assets at the lower of cost or estimated fair value less estimated selling costs, with any difference from the loan balance charged to the allowance for loan losses.  Subsequent changes in estimated fair value result in writing down the properties, directly or through valuation accounts.  Such writedowns and gains and losses on disposal, as well as operating income and costs incurred during the period of ownership, are recognized currently in noninterest expense.

Federal Home Loan Bank Stock:  The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock.  As a member of the FHLB System, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances.  The Bank’s minimum investment requirement was approximately $216,000 and $273,100 at December 31, 2011 and 2010, respectively.  The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold.  Stock redemptions are granted at the discretion of the FHLB.  This security is reported at par value, which represents the Company’s cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  As of December 31, 2011, management has concluded that the Bank’s investment in FHLB stock is not impaired.

Advertising Expense:  Advertising costs are expensed as incurred.  Advertising expense was $165,000 and $183,000 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes:  The Company accounts for income tax using the asset and liability method.  The asset and liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of current enacted tax laws and rates.  Net deferred tax assets are evaluated and reduced through a valuation allowance to the extent that it is more likely than not that such assets will not be fully recovered in the future.

Treasury Stock:  Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2011 and 2010.

Employee Stock Ownership Plan:  Compensation expense under the Company’s Employee Stock Ownership Plan (“ESOP”) is based upon the number of shares allocated to employees each year multiplied by the average share price for the year.  Expense is reduced by the amount of dividends paid on unallocated shares.  No shares held by the ESOP were unallocated at December 31, 2011 and 2010.  In computing earnings per share, shares outstanding are reduced by shares held by the ESOP that have not yet been allocated to employees.

EARNINGS PER SHARE: The Company calculates earnings per common share (“EPS”) using the two-class method in accordance with the Earnings per Share topic of the FASB ASC. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. Under authoritative guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. The Company grants restricted shares under a share-based compensation plan that qualifies as participating securities. Restricted shares issued under the Company’s share-based compensation plan are entitled to dividends at the same rate as common stock.

Basic EPS are computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflect the assumed conversion of all potential dilutive securities.

Stock Option Plan:  The Company accounts for its stock option plans in accordance with the provisions of ASC 718, Stock Compensation, which establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans and requires that the compensation cost relating to share-based payment transactions such as stock options be recognized in the Company’s financial statements over the period the options are earned by employees.  Recognized stock compensation expense was not reduced by estimated forfeitures because management believes the future effect to be minimal.  Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

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

Other Comprehensive Income:  The Company’s only item of “other comprehensive income” is net unrealized gains or losses on investment securities available for sale.  Comprehensive income is calculated in the following table:

(in thousands) years ended	2011	2010

Net income available to common shareholders	$631	$539
Other comprehensive income	47	50
Comprehensive income	$678	$589

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements:  Significant recent accounting pronouncements are described below.

During the year ended December 31, 2011, the following Accounting Standards Updates (“ASU”) were issued or became effective:

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. This ASU did not have any impact on the Company's financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. In December 2011, the FASB issued ASU 2011-11, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-11 deferred the effective date for certain amendments related to the presentation of reclassification of items out of accumulated other comprehensive income. The Company adopted the remaining applicable amendments in ASU 2011-05 during the current period and the adoption of this ASU had no impact on the Company's financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) (Topic 820). ASU 2011-04 developed common requirements between GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements. The effective date of ASU 2011-04 will be during interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In April 2011, the Financial Accounting Standards Board issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a Troubled Debt Restructuring ("TDR"). The Company adopted this ASU during the current period as well as the related disclosure requirements which were included in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). Adoption of this ASU had no impact on the Company's financial condition or results of operations. See Note 5 for expanded disclosure requirements related to TDR’s.

In April 2011, the FASB issued Accounting Standards Update ("ASU") 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860). ASU 2011-03 attempts to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before maturity. The effective date of ASU 2011-03 will be the first interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank of San Francisco in the form of cash.  Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. The Company is required to maintain a $25,000 minimum average daily balance with the Federal Reserve Bank for purposes of settling financial transactions and charges for Federal Reserve Bank services.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for years ended, December 31, 2011 and 2010 was $291,000 and $539,000, respectively.

Note 3 – Regulatory Capital Requirements and Restrictions

The Bank is restricted on the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods.  Based on this calculation, at December 31, 2011, none of the Bank’s retained earnings were available for dividends to the Company.  However, payment of dividends may be further restricted by the Bank’s regulatory agency if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

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

Pursuant to the Order the Bank, among other requirements, is required to maintain its Tier 1 (Core) Capital Ratio equal to or greater than 8% after providing for an adequate allowance for loan and lease losses and Total Risk-Based Capital Ratio equal to or greater than 12%.

At December 31, 2011, the Bank exceeded each of the Capital Ratio requirements of the Order.  Under OCC regulations, however, an institution that enters into a written order (such as the Order) is automatically considered to be not “well capitalized.”  Therefore the Bank is deemed “adequately capitalized” for OCC purposes at December 31, 2011.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at December 31, 2011:

(dollars in thousands)	Capital	Capital Ratio
December 31, 2011:
Core Capital:
Actual	$20,209	11.81%
Required by the Order	13,692	8.00
Excess	$6,517	3.81%

Total Risk-Based Capital:
Actual	$21,843	16.71%
Required by the Order	15,687	12.00
Excess	$6,156	4.71%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on the Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through December 31, 2011 on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At December 31, 2011, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at December 31, 2011 and December 31, 2010:

(in thousands)	Capital	Capital Ratio
December 31, 2011:
Tangible Capital:
Actual	$20,209	11.81%
Required	2,567	1.50
Excess	$17,642	10.31%

Core Capital:
Actual	$20,209	11.81%
Required	6,846	4.00
Excess	$13,363	7.81%

Total Risk-Based Capital:
Actual	$21,843	16.71%
Required	10,458	8.00
Excess	$11,385	8.71%

December 31, 2010:
Tangible Capital:
Actual	$19,535	11.24%
Required	2,607	1.50
Excess	$16,928	9.74%

Core Capital:
Actual	$19,535	11.24%
Required	6,951	4.00
Excess	$12,584	7.24%

Total Risk-Based Capital:
Actual	$20,808	16.29%
Required	10,220	8.00
Excess	$10,588	8.29%

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Mortgage-backed securities	$2,303	$118	$-	$2,421
Municipal securities	1,668	38	-	1,706
U.S. government agencies	1,575	13	(1)	1,587
Total	$5,546	$169	$(1)	$5,714

December 31, 2010:
Mortgage-backed securities	$1,982	$89	$(1)	$2,070
U.S. government agencies	83	2	-	85
Total	$2,065	$91	$(1)	$2,155

Available for sale securities at December 31, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$499	$(1)	$-	$-	$499	$(1)
Total	$499	$(1)	$-	$-	$499	$(1)

Available for sale securities at December 31, 2010 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$219	-	$146	$(1)	$365	$(1)
Total	$219	-	$146	$(1)	$365	$(1)

One and five securities with unrealized losses at December 31, 2011 and 2010, respectively, were mortgage-backed or other securities issued by the U.S. government and agencies; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary.

The fair value and amortized cost of investment securities at December 31, 2011 is presented below by contractual maturity.  Actual maturities may vary due to prepayment of the underlying loans.

in thousands	Fair Value Mortgage- Backed Securities	Amortized Cost Mortgage- Backed Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$8	$8	-	-	$499	$500
Maturing between 5 and 10 years	196	190	1,706	1,668	1,088	1,075
Maturing beyond 10 years	2,217	2,105	-	-	-	-
Total	$2,421	$2,303	$1,706	$1,668	$1,587	$1,575

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2011 was $5.5 million and $5.7 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2010 were $2.1 million and $2.2 million, respectively.

There were no sales of securities during 2011 or 2010.

Note 5 – Loans

Loans are summarized as follows:

(in thousands) December 31,	2011	2010
Real estate:
Permanent:
One- to four-family	$24,554	$25,194
Multifamily	2,951	1,959
Commercial nonresidential	70,926	66,084
Land	8,435	6,463
Construction:
One- to four-family	1,103	1,819
Commercial nonresidential	2,042	1,227
Commercial business	19,197	19,365
Consumer:
Home equity	11,532	13,509
Boat	5,011	4,242
Automobile	913	1,167
Other	1,102	909
Total loans	$147,766	$141,938

Loans held for sale	$976	$450

Loans are net of deferred loan fees and other discounts amounting to $513,000 and $495,000 at December 31, 2011 and 2010, respectively.

Loans include overdrawn balances of deposit accounts of $50,000 and $24,000 at December 31, 2011 and 2010, respectively.

Interest income from tax-exempt loans was $22,000 and $27,000 in 2011 and 2010, respectively.

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

Impaired loans are set forth in the following table as of December 31, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
Multifamily	$659	$659	$-	$659	$-
Commercial nonresidential	7,479	4,877	2,518	7,395	473
Land	2,237	2,224	-	2,224	-
Commercial business	1,626	1,626	-	1,626	-
Consumer:
Home equity	123	76	-	76	-
Total	$12,124	$9,462	$2,518	$11,980	$473

Impaired loans are set forth in the following table as of December 31, 2010.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
Commercial nonresidential	$6,855	$3,561	$2,757	$6,855	$267
Land	2,021	2,021	-	2,021	-
Commercial business	683	260	423	683	43
Consumer:
Other	42	42	-	42	-
Total	$9,601	$5,884	$3,180	$9,601	$310

The following table presents interest income and average recorded investment of impaired loans for the periods ended:

	Twelve months ended December 31, 2011		Twelve months ended December 31, 2010
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$37	$-	$300
Multifamily	24	498	-	-
Commercial nonresidential	470	7,989	531	7,027
Land	115	2,095	97	2,957
Construction:
Commercial nonresidential	-	-	-	187
Commercial business	58	1,526	48	452
Consumer:
Home equity	4	40	-	-
Boat	-	-	-	30
Other	1	10	3	32
Total	$672	$12,195	$679	$10,985

Troubled Debt Restructurings.  As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The troubled debt restructurings of certain receivables identified are deemed impaired.  The amendments in ASU No. 2011-02 require prospective application of the impairment measurement for those receivables newly identified as impaired.  As of December 31, 2011 and 2010, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $9.6 million, and $7.1 million, respectively.  Included in these amounts, the Company had $9.6 million and $4.6 million of troubled debt restructurings as of December 31, 2011 and December 31, 2010, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of December 31, 2011:

(in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	$6,438	$957	$7,395
Land	400	202	602
Commercial business	177	1,427	1,604
Consumer:
Home equity	40	-	40
Total	$7,055	$2,586	$9,641

The following table presents newly restructured loans that occurred during the twelve months ended December 31, 2011:

(in thousands)	Number of loans	Term Modifications	Interest Only Modifications	Combination Modifications	Total Modifications
Real Estate:
Commercial nonresidential	6	$2,019	$537	$1,626	$4,182
Land	3	615	-	-	615
Commercial business	2	1,558	-	-	1,558
Total	11	$4,192	$537	$1,626	$6,355

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification.

There was one commercial business loan for $1.4 million modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the year ended December 31, 2011.

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy refers to six months of payment performance as sufficient to warrant a return to accrual status. There were no loans modified in a troubled debt restructuring that were modified in 2011 and that subsequently defaulted.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$24,554	$24,554	$-
Multifamily	-	-	-	2,951	2,951	-
Commercial nonresidential	229	-	229	70,697	70,926	-
Land	-	-	-	8,435	8,435	-
Construction:
One- to four-family	-	-	-	1,103	1,103	-
Commercial nonresidential	-	-	-	2,042	2,042	-
Commercial business	-	-	-	19,197	19,197	-
Consumer:
Home equity	38	37	75	11,457	11,532	-
Boat	17	-	17	4,994	5,011	-
Automobile	8	-	8	905	913	-
Other	-	-	-	1,102	1,102	-
Total	$292	$37	$329	$147,437	$147,766	-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$444	$-	$444	$24,750	$25,194	$-
Multifamily	-	-	-	1,959	1,959	-
Commercial nonresidential	167	-	167	65,917	66,084	-
Land	-	-	-	6,463	6,463	-
Construction:
One- to four-family	-	-	-	1,819	1,819	-
Commercial nonresidential	-	-	-	1,227	1,227	-
Commercial business	12	-	12	19,353	19,365	-
Consumer:
Home equity	-	-	-	13,509	13,509	-
Boat	-	-	-	4,242	4,242	-
Automobile	-	-	-	1,167	1,167	-
Other	-	-	-	909	909	-
Total	$623	$-	$623	$141,315	$141,938	-

Year end non-accrual loans, segregated by class of loans, were as follows:

(in thousands) At December 31,	2011	2010
Commercial business	$1,449	$448
Real Estate:
Commercial nonresidential	957	-
Land	202	-
Consumer:
Home equity	37	-
Total	$2,645	$448

As of December 31, 2011 and 2010, approximately $75,000 and $13,000, respectively, of interest would have been recorded if these non-accrual loans had been current according to their original terms and had been outstanding throughout the year.  There were no loans 90 days past due and still accruing interest at December 31, 2011 and 2010.

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

The loan portfolio, segmented by risk range at December 31, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$24,506	$48	$-	$24,554
Multifamily	2,292	659	-	2,951
Commercial nonresidential	62,206	4,689	4,031	70,926
Land	5,879	333	2,223	8,435
Construction:
One- to four-family	1,103	-	-	1,103
Commercial nonresidential	2,042	-	-	2,042
Commercial business	16,524	1,118	1,555	19,197
Consumer:
Home equity	11,495	-	37	11,532
Boat	5,011	-	-	5,011
Automobile	913	-	-	913
Other	1,102	-	-	1,102
Total	$133,073	$6,847	$7,846	$147,766

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

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
2011 (in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$73	$128	$(99)	$-	$102	$-	$102
Multifamily	14	(9)	-	-	5	-	5
Commercial non-residential	858	450	(85)	-	1,223	473	750
Land	11	20	(18)	-	13	-	13
Construction:
One-to-four-family	4	(2)	-	-	2	-	2
Commercial nonresidential	3	(249)	-	250	4	-	4
Commercial	537	(317)	(4)	-	216	-	216
Consumer:
Home equity	23	138	(137)	2	26	-	26
Boat	29	11	(6)	-	34	-	34
Automobile	4	(8)	-	6	2	-	2
Other	3	-	-	-	3	-	3
Unallocated	24	211	-	-	235	-	235
Total allowance for loan losses	$1,583	$373	$(349)	$258	$1,865	$473	$1,392

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010.

						Period end allowance amount allocated to:
2010 (in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$56	$228	$(211)	$-	$73	$-	$73
Multifamily	13	1	-	-	14	-	14
Commercial non-residential	444	414	-	-	858	267	591
Land	56	619	(664)	-	11	-	11
Construction:
One-to-four-family	144	40	(180)	-	4	-	4
Commercial nonresidential	236	(24)	(209)	-	3	-	3
Commercial	615	(312)	(30)	264	537	43	494
Consumer:
Home equity	114	(91)	-	-	23	-	23
Boat	87	-	(58)	-	29	-	29
Automobile	2	16	(14)	-	4	-	4
Other	19	(16)	-	-	3	-	3
Unallocated	-	24	-	-	24	-	24
Total allowance for loan losses	$1,786	$899	$(1,366)	$264	$1,583	$310	$1,273

The Company’s recorded investment in loans as of December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

2011 (in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$24,554	$24,554
Multifamily	659	2,292	2,951
Commercial non-residential	7,395	63,531	70,926
Land	2,224	6,211	8,435
Construction:
One-to-four-family	-	1,103	1,103
Commercial nonresidential	-	2,042	2,042
Commercial	1,626	17,571	19,197
Consumer:
Home equity	76	11,456	11,532
Boat	-	5,011	5,011
Automobile	-	913	913
Other	-	1,102	1,102
Total loans	$11,980	$135,786	$147,766

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

Related Party Loans:  In the ordinary course of business, the Company makes loans to executive officers and directors of the Company and to their affiliates.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions.  The aggregate dollar amount of these loans was $4.3 million and $4.5 million at December 31, 2011 and 2010, respectively.  During the years ended December 31, 2011 and 2010, new loans of this type were $248,000 and $5.7 million, respectively, and repayments were $388,000 and $4.4 million, respectively.

Real Estate Owned and Repossessed Assets:  The Company held real estate owned and repossessed assets of $880,000 and $1.8 million at December 31, 2011 and 2010, respectively.  During 2011, the Company received $1.4 million in proceeds from the sale of real estate owned and repossessed assets and recognized $57,000 of net losses on sales and impairment of real estate owned and repossessed assets.  During 2010, the Company received $2.5 million in proceeds from the sale of real estate owned and repossessed assets and recognized $224,000 of net losses on sales and impairment of real estate owned and repossessed assets.  The Company also incurred $83,000 and $237,000 in operating expenses related to real estate owned and repossessed assets in 2011 and 2010, respectively.

Note 6 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at December 31, 2011 and 2010 was $138.5 million and $129.1 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.  Related servicing income, net amounted to $211,000 and $287,000 for 2011 and 2010, respectively.  Custodial escrow balances maintained for loans serviced for others was $542,000 and $533,000 at December 31, 2011 and December 31, 2010, respectively.  Key assumptions used in measuring the fair value of MSR as of December 31, 2011 and 2010 were as follows:

(in thousands)	December 31,
	2011	2010
Constant prepayment rate	18.56%	16.83%
Discount rate	8.08%	7.94%
Weighted average life (years)	23.6	23.9

The change in the balance of mortgage servicing assets is included in the following table:

	Year ended December 31,
(in thousands)	2011	2010

Balance beginning of period	$1,242	$813
Additions to servicing assets	175	172
Disposals of servicing assets	(175)	(222)
Fair value adjustment	(144)	479
Balance end of period	$1,098	$1,242

Note 7 – Premises and Equipment

Following is a summary of premises and equipment:

(in thousands) December 31,	2011	2010
Land	$424	$424
Buildings	2,256	2,254
Leasehold improvements	3,677	3,670
Furniture, fixtures and equipment	3,210	3,076
	9,567	9,424
Less accumulated depreciation and amortization	(7,116)	(6,839)
	$2,451	$2,585

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $278,000 and $288,000, respectively.

Note 8 – Deposits

Certificates of deposit of $100,000 and more at December 31, 2011 and 2010 were $12.9 million and $10.1 million, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2011, are as follows:

(in thousands) Year ending December 31,
2012	$24,739
2013	4,665
2014	756
2015	1,426
2016 and thereafter	2,004
$33,590

Interest expense on deposits consists of the following:

(in thousands) Year ended December 31,	2011	2010
Interest-bearing demand	$14	$26
Money market	64	88
Savings	20	26
Certificates of deposit	456	707
	$554	$847

The weighted averages interest rates paid on deposits are as follows:

Year ended December 31,	2011	2010
Interest-bearing demand	0.04%	0.08%
Money market	0.23	0.32
Savings	0.10	0.13
Certificates of deposit	1.32	1.89

Deposits from the Company’s executive officers, directors, and their related companies were $3.7 million and $4.5 million at December 31, 2011 and 2010, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances consist of the following:

(dollars in thousands) December 31,	2011	2010
Five-year advance, maturing in 2011, fixed 5.26%	$-	$2,000
Three-year advance, maturing in 2013 fixed 2.15%	1,500	1,500
Seven-year advance, maturing in 2013, fixed 5.30%	1,500	1,500
	$3,000	$5,000

FHLB advances at December 31, 2011 with final maturities of more than one year have scheduled maturities as follows:

(in thousands) Year ending December 31,
2013	$3,000
Total	$3,000

The average balance of FHLB advances outstanding during 2011 and 2010 was $3.5 million and $9.0 million, respectively.  The maximum amount of advances outstanding at any month end during 2011 and 2010 was $5.0 million and $13.2 million, respectively.  Under a blanket pledge agreement, all funds on deposit at the FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit, subject to collateral limits, with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $40.0 million at December 31, 2011.  The line is secured by a blanket pledge of the Company’s assets.  At December 31, 2011 and 2010, there was $3.0 million and $5.0 million outstanding on the line, respectively.

Note 10 – Stock-Based Compensation

Stock Option Plan:  In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the “Plans”); one for key employees and one for directors of the Company.   The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of shares repurchased by the Company in the open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of options granted under the Plan; plus (ii) any shares surrendered to the Company in payment of the exercise price of options granted under the Plan. The Committee of the Plans shall determine the time or times at which an option may be exercised.  Previous option awards generally vest based on five years of continuous service.   The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under the Plans shall not be less than 100% of the Market Value (as defined in the Plans) of a share on the date of grant of such option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock.  Under the terms of the 2000 Stock Option Plan, no new options can be awarded after July 2, 2010.  Under the terms of the 2003 Stock Option Plan, no new options can be awarded after May 22, 2013.

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

Following is a summary of the changes in stock options:

(in thousands) Year ended December 31,	2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options outstanding at beginning of year	23,000	$24.67	54,188	$16.08
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	31,188	9.75
Stock options outstanding at end of year	23,000	$24.67	23,000	$24.67

Options exercisable at end of year	21,140	$24.59	18,120	$24.44

There were no options exercised during the years ended December 31, 2010 and 2011.  Stock options outstanding at December 31, 2011 are summarized as follows:

Weighted- Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Exercisable
				Number of Shares	Aggregate Intrinsic Value
$17.50	2,400	1.1	$-	2,400	$-
25.50	20,600	5.7	$-	18,740	$-
$24.67	23,000	5.2	$-	21,140	$-

ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values.  Compensation cost is recorded as if each vesting portion of the award is a separate award.  Stock compensation expense was $16,800 and $24,000 for the years ended December 31, 2011 and 2010.  There was $10,000 in unamortized stock-based compensation expense at December 31, 2011 with a weighted average expense period of 0.6 years.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan.  Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan.  Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law.  Since 2006, the Bank has matched 100% of employee contributions of up to 4% of compensation.  For the years ended December 31, 2011 and 2010, the Bank contributed $95,900 and $107,000, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) that was established in connection with the mutual to stock conversion.  Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Company.  The shares are allocated to employees over a ten-year period in proportion to the principal and interest paid on the note at the end of each year.  All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees.  Employees are vested in the plan over a seven-year period.  Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan.  At

December 31, 2011 and 2010, 52,433 shares were allocated to employees.  The Company’s expense for the plan, including administrative expenses, amounted to $15,400 and $13,000 for the years ended December 31, 2011 and 2010, respectively.

Note 12 – Operating Leases

The Bank leases certain of its premises and equipment under non-cancelable operating leases with terms in excess of one year.  Future minimum lease payments under these leases at December 31, 2011, are summarized as follows:

(in thousands) Year ending December 31, 2011
2012	461
2013	385
2014	271
2015	271
2016	271
2017 and thereafter	565
$2,224

Rent expense was $507,000 and $502,000 for the years ended December 31, 2011 and 2010, respectively.  Rental income on owned premises amounted to $20,000 and $35,000 for the years ended December 31, 2011 and 2010, respectively.  Rental income under signed lease agreements is anticipated to be approximately $17,000 per year for the next five years.

Note 13 – Income Tax

The expense (benefit) for income tax consisted of the following:

(in thousands) Year ended December 31,	2011	2010
Current tax expense:
Federal	$22	$-
State	-	-
Total current	22	-
Deferred tax expense:
Federal	302	135
State	53	44
Total deferred	355	179
Increase (decrease) in deferred tax valuation allowance	(377)	(434)
Expense (Benefit) for income tax	$-	$(255)

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2011 and 2010) to tax expense, as shown in the accompanying statements of operations and changes in shareholders’ equity and comprehensive income, is as follows:

(in thousands) Year ended December 31,	2011	2010
Income tax expense at statutory rate	$320	$200
Income tax effect of:
State income tax	59	(42)
Tax-exempt interest	(11)	(9)
Decrease in deferred tax valuation allowance	(377)	(434)
Other	9	30
Benefit for income tax	$-	$(255)

Effective tax rate	(0%)	(43%)

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.  Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2011	2010
Deferred tax assets:
Bad debt reserves	$1,007	$878
Nonaccrual loan interest	30	5
Premises and equipment	158	147
Accrued vacation	64	69
Nondeductible REO write-down	230	173
Net operating loss carry-forward	27	584
Other	63	28
Gross deferred tax assets	1,579	1,884
Deferred tax liabilities:
Deferred loan fees, net	(82)	(70)
FHLB stock dividends	(628)	(628)
Prepaids	(110)	(96)
Unrecognized gain on available for sale securities	(93)	(61)
Other	(28)	(14)
Gross deferred tax liabilities	(941)	(869)
Net deferred tax assets	638	1,015
Valuation allowance for deferred tax asset	(94)	(471)
Net deferred tax assets after valuation allowance	$544	$544

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law.  Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995.  As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years.  In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method.  The Bank is not subject to this recapture in 2011 or 2010, as its tax bad debt reserves do not exceed its base year reserve.  As a result of the bad debt deductions, shareholders’ equity as of December 31, 2011, includes accumulated earnings of approximately $1.8 million for which federal income tax has not been provided.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Bank adopted FASB ASC 740, Income Taxes.  ASC 740 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ended December 31, 2011, 2010, 2009, and 2008 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of operations. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2011, beginning balance of retained earnings. The Company had no unrecognized tax benefits at December 31, 2011 or 2010.  As of December 31, 2011 and 2010, the Company had federal and state net operating loss carry forwards of $70,000 and $55,000, respectively.   Both carry forwards will expire on December 31, 2031.

Note 14 – Commitments and Contingencies

Commitments:   Commitments to extend credit, including unused lines of credit, totaled $10.6 million and $9.5 million at December 31, 2011 and 2010, respectively.  Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

There are no commitments to lend additional funds to debtors’ whose loan terms have been modified in troubled debt restructurings.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4.2 million and $1.4 million at December 31, 2011 and 2010, respectively.  These amounts are excluded from the balance of loans at year end.

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

In accordance with the relevant accounting pronouncements, the Company recorded the Series A Preferred Stock and Warrants within Stockholders’ Equity on the Consolidated Balance Sheets. The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 16 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period less treasury stock, unvested stock awards under the Management Recognition Plan (“unvested stock awards”).  Diluted EPS is calculated by dividing net income by the weighted-average number of common shares used to compute basic EPS plus the incremental amount of potential common stock from unvested stock awards and stock options, determined by the treasury stock method.  The following table shows the calculation of basic and diluted EPS.

(dollars in thousands) December 31,	2011	2010
Net income	$941	$843
Preferred stock dividend	(241)	(239)
Preferred stock discount accretion	(69)	(65)
Net income available to common shareholders	$631	$539

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Basic weighted average shares outstanding	654,486	654,486

Net incremental shares	72,679	53,501
Weighted incremental shares	727,165	707,987

Income per common share
Basic	$0.96	$0.82
Diluted	$0.87	$0.76

Options to purchase an additional 23,000 and shares of common stock were not included in the computation of diluted earnings per share as of December 31, 2011 and 2010 because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the year ended December 31, 2011 and 2010 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at December 31, 2011 and 2010.

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain/(Loss) for Year Ended
December 31, 2011:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,421	$-	$2,421	$-	$-
Municipal securities	1,706	-	1,706	-	-
U.S. government agencies	1,587	-	1,587	-	-
Mortgage servicing rights	1,098	-	-	1,098	(144)

Non-recurring:
Impaired loans	2,046	-	-	2,046	(473)
Other real estate owned and repossessed assets	880	-	-	880	(57)

December 31, 2010:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,070	$-	$2,070	$-	$-
U.S. government agencies	85	-	85	-	-
Mortgage servicing rights	1,242	-	-	1,242	(8)

Non-recurring:
Impaired loans	2,857	-	-	2,857	(310)
Other real estate owned and repossessed assets	1,791	-	-	1,791	224

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  Impaired loans were $2.5 million and $3.2 million at December 31, 2011 and 2010, respectively, with estimated reserves for impairment of $473,000 and $310,000, respectively.

Other Real estate owned and repossessed assets:  The $1.8 million in real estate owned and repossessed assets reflected in the table above represents impaired real estate and repossessed assets that has been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

The following table sets forth the estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010:

(in thousands) December 31,	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$11,058	$11,058	$21,023	$21,023
Investment securities available for sale	5,714	5,714	2,155	2,155
FHLB stock	1,784	1,784	1,784	1,784
Loans, including held for sale, net	148,742	129,941	142,388	124,239
Accrued interest receivable	585	585	604	604
Mortgage servicing rights	1,098	1,098	1,242	1,242

Financial Liabilities
Demand and savings deposits	113,611	113,611	109,922	109,922
Certificates of deposit	33,590	33,888	37,626	38,067
FHLB Advances	3,000	3,111	5,000	5,206
Accrued interest payable	131	131	195	195

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

Note 18 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(in thousands) December 31,	2011	2010
Assets
Cash	$116	$308
Investment in subsidiary	20,459	19,627
Total Assets	$20,575	$19,935

Liabilities and Shareholders’ Equity
Other liabilities	$33	$156
Shareholders’ equity	20,542	19,779
Total Liabilities and Shareholders’ Equity	$20,575	$19,935

Parent Company Condensed Income Statement

(in thousands) Year ended December 31,	2011	2010
Equity in earnings of subsidiary	$1,127	$1,052
Total income	1,127	1,052
Operating expenses, net	186	209
Net income	$941	$843

Parent Company Condensed Statement of Cash Flows

(in thousands) Year ended December 31,	2011	2010
Cash flows from operating activities:
Net income	$941	$843
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(1,128)	(1,052)
Change in operating assets and liabilities	(4)	6
Net cash used in operating activities	(191)	(203)

Cash flows from investing activities:
(Dividend from) Investment in subsidiary	359	(800)
Net cash used in investing activities	359	(800)

Cash flows from financing activities:
Cash dividends paid on preferred stock	(360)	(120)
Net used in financing activities	(360)	(120)

Net decrease in cash	(192)	(1,123)
Cash at beginning of year	308	1,431
Cash at end of year	$116	$308

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

(c)           Changes in Internal Controls:   For the year ended December 31, 2011, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2011 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

            The information contained under the section captioned “Proposal I -- Election of Directors” in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.  For information regarding the executive officers of the Company, see “Item 1. Business - Executive Officers.”

Audit Committee Financial Expert

The Audit Committee consisting of Directors Milner (Chairman), Thomas, Corbus and Rule are responsible for reviewing the internal auditors’ report and results of their examination prior to review by and with the entire Board of

Directors and retains and establishes the scope of the engagement of the Company’s independent auditors.  The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined by the SEC, by the Bank’s Board of Directors.  Although the Company’s common stock is not listed on NASDAQ, its Board of Directors has chosen to apply the definition of “independent “under the NASDAQ rules.  Using this definition, the Board has determined that Director Milner is independent.

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

Code of Ethics

            The Board of Directors adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors, and employees, which was filed is included as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended 2005.  The Code of Ethics requires the Company’s officers, directors, and employees to maintain the highest standards of professional conduct.  The Company has elected to provide a copy of its Code of Ethics without charge to anyone who requests it.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Security Ownership of Certain Beneficial Owners:  Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

(b)  Security Ownership of Management:  Information required by this item is incorporated herein by reference to the sections captioned and “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” in the Proxy Statement.

(c)  Changes in Control: The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plan Information:  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2011.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	21,140	$24.67	12,000

Equity compensation plans not approved by security holders	-		-
Total	21,140	$24.67	12,000

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
101
The following materials from Alaska Pacific Bancshares, Inc.’s  Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements  *

  _____________
*
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

ALASKA PACIFIC BANCSHARES, INC.

Date: March 21, 2012	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	March 21, 2012
Craig E. Dahl	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie M. Pierce	March 21, 2012
Julie M. Pierce	Date
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William A. Corbus	March 21, 2012
William A. Corbus	Date
Director

/s/ BethAnn Chapman	March 21, 2012
BethAnn Chapman	Date
Director

/s/ Scott C. Milner	March 21, 2012
Scott C. Milner	Date
Director

/s/ Hugh N. Grant	March 21, 2012
Hugh N. Grant	Date
Director

/s/ Linda C. Thomas	March 21, 2012
Linda Thomas	Date
Director

113

/s/ Maxwell S. Rule	March 21, 2012
Maxwell S. Rule	Date
Director

/s/ Doug Andrew	March 21, 2012
Doug Andrew	Date
Director

Exhibit Index

Exhibit No.                      Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Principal Executive Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
101
The following materials from Alaska Pacific Bancshares, Inc.’s  Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements