Form 10-Q
period 2012-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2012-05-14
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____	Smaller reporting company __X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  654,486   shares outstanding on May 1, 2012

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash and due from banks	$3,471	$8,307
Interest-earning deposits in financial institutions	915	2,751
Total cash and cash equivalents	4,386	11,058
Investment securities available for sale, at fair value (amortized cost: March 31, 2012 - $5,652; December 31, 2011 - $5,546)	5,836	5,714
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	162	976
Loans	149,441	147,766
Less allowance for loan losses	(1,919)	(1,865)
Loans, net	147,522	145,901
Interest receivable	573	585
Premises and equipment, net	3,177	2,451
Real estate owned and repossessed assets, net	754	880
Mortgage servicing rights, at fair value	1,085	1,098
Other assets	1,602	1,610
Total Assets	$166,881	$172,057
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$28,648	$31,748
Interest-bearing demand	32,147	33,033
Money market	26,727	27,843
Savings	20,832	20,987
Certificates of deposit	32,245	33,590
Total deposits	140,599	147,201
Federal Home Loan Bank advances	3,500	3,000
Advances from borrowers for taxes and insurance	1,199	691
Accounts payable and accrued expenses	454	331
Interest payable	150	131
Other liabilities	313	161
Total liabilities	146,215	151,515
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at March 31, 2012 and at December 31, 2011)	4,648	4,631
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at March 31, 2012 and at December 31, 2011)	7	7
Additional paid-in capital	6,489	6,486
Treasury stock	(11)	(11)
Retained earnings	9,387	9,290
Accumulated other comprehensive income	146	139
Total shareholders’ equity	20,666	20,542
Total Liabilities and Shareholders’ Equity	$166,881	$172,057

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Interest Income
Loans	$2,053	$2,103
Investment securities	34	30
Interest-earning deposits with financial institutions	3	9
Total interest income	2,090	2,142
Interest Expense
Deposits	119	150
Federal Home Loan Bank advances	28	51
Total interest expense	147	201
Net Interest Income	1,943	1,941
Provision for loan losses	90	60
Net interest income after provision for loan losses	1,853	1,881
Noninterest Income
Mortgage servicing income	80	86
Service charges on deposit accounts	158	145
Other service charges and fees	65	61
Gain on sale of loans	110	50
Total noninterest income	413	342
Noninterest Expense
Compensation and benefits	1,090	1,123
Occupancy and equipment	345	351
Data processing	68	71
Professional and consulting fees	115	125
Marketing and public relations	40	46
Real estate owned and repossessed assets, net	70	3
FDIC assessment	27	134
Other	224	225
Total noninterest expense	1,979	2,078
Income before provision for income taxes	287	145
Provision for income taxes	113	-
Net income	$ 174	$ 145
Preferred stock dividend and discount accretion
Preferred stock dividends	60	62
Preferred stock discount accretion	17	16
Net income available to common shareholders	$ 97	$ 67
Income per common share:
Basic	$0.15	$0.10
Diluted	$0.13	$0.09

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net income available to common shareholders	$97	$67
Other comprehensive income (loss)
Net unrealized income (loss) on investment securities, net of tax	7	(23)
Comprehensive income	$104	$44

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
(in thousands)	2012	2011
Operating Activities
Net income	$174	$145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	90	60
Gain on sale of loans	(110)	(50)
Fair value valuation adjustment mortgage servicing rights	13	7
Depreciation and amortization	69	69
Amortization of fees, discounts, and premiums, net	(14)	(57)
Stock compensation expense	3	4
Loss on sale and impairment of real estate owned and repossessed assets	40	1
Loans originated for sale	(6,849)	(7,554)
Proceeds from sale of loans originated for sale	7,773	3,150
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	12	5
Other assets	2	512
Advances from borrowers for taxes and insurance	508	507
Interest payable	19	(2)
Accounts payable and accrued expenses	123	(170)
Other liabilities	152	78
Net cash provided by (used in) operating activities	2,005	(3,295)
Investing Activities
Purchase of investment securities available for sale	(261)	(3,004)
Maturities and principal repayments of investment securities available for sale, net	145	141
Loan originations, net of principal repayments	(1,690)	(1,814)
Proceeds from sale of real estate owned and repossessed assets	86	601
Purchase of premises and equipment	(795)	(33)
Net cash (used in) investing activities	(2,515)	(4,109)
Financing Activities
Repayments on Federal Home Loan Bank advances	-	(1,500)
Proceeds from Federal Home Loan Bank advances	500	-
Net decrease in demand and savings deposits	(5,257)	(3,373)
Net decrease in certificates of deposit	(1,345)	(2,293)
Cash dividends paid	(60)	(181)
Net cash (used in) financing activities	(6,162)	(7,347)
Decrease in cash and cash equivalents	(6,672)	(14,751)
Cash and cash equivalents at beginning of period	11,058	21,023
Cash and cash equivalents at end of period	$4,386	$6,272
Supplemental information:
Cash paid for interest	$128	$203
Net cash paid for (received from) income taxes	50	(116)
Net change in fair value of securities available for sale, net of tax	7	(23)
Accrued dividends on Series A preferred stock issued to United States Department of Treasury
in Troubled Asset Relief Program Capital Purchase Plan	31	31

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim periods ended March 31, 2012 and 2011, are not necessarily indicative of the results which may be expected for an entire year or any other period.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income or shareholders’ equity.

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at March 31, 2012 and December 31, 2011 was $139.1 million and $138.5 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with Accounting Standards Codification (“ASC”) 860-50, Servicing Assets and Liabilities, which provides an election to record changes in fair value to be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of the MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Key assumptions used in measuring the fair value of the MSR as of March 31, 2012 and 2011 were as follows:

(in thousands)	March 31,
	2012	2011
Constant prepayment rate	18.56%	16.83%
Discount rate	8.08%	7.94%
Weighted average life (years)	23.6	23.9

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended March 31,
(in thousands)	2012	2011

Balance beginning of period	$1,098	$1,242
Additions to servicing assets	70	31
Disposals of servicing assets	(70)	(31)
Fair value adjustment	(13)	(7)
Balance end of period	$1,085	$1,235

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at March 31, 2012 and December 31, 2011.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,292	$-	$2,292	$-
Municipal securities	1,959	-	1,959	-
U.S. government agencies	1,585	-	1,585	-
Mortgage servicing rights	1,085	-	-	1,085

Non-recurring:
Impaired loans	2,035	-	-	2,035
Real estate owned and repossessed assets	754	-	-	754

December 31, 2011:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,421	$-	$2,421	$-
Municipal securities	1,706	-	1,706	-
U.S. government agencies	1,587	-	1,587	-
Mortgage servicing rights	1,098	-	-	1,098

Non-recurring:
Impaired loans	2,045	-	-	2,045
Real estate owned and repossessed assets	880	-	-	880

For three months ended March 31, 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

(in thousands)	Mortgage Servicing Rights	Impaired Loans	Real Estate Owned and Repossessed Assets	For the Year Ended March 31,
Balance as of January 1, 2012	$1,098	$2,035	$880	$4,013
Net change in principal			(86)	(86)
Realized and Unrealized Net Gains (Losses) included in income	(13)	-	(40)	(53)
Balance as of March 31, 2012	$1,085	$2,035	$754	$3,874

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input
Mortgage servicing rights	$1,085	Discounted Cash Flow	Weighted Average Constant Prepayment Rate	18.56%
			Weighted Average Discount Rate	8.08%

Impaired loans	2,035	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%
Real estate owned and repossessed assets	754	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

The following table sets forth the estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

(in thousands		Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$4,386	$4,386	$-	$-	$4,386
Investment securities available for sale	5,836	-	5,836	-	5,836
Federal Home Loan Bank stock	1,784	-	1,784	-	1,784
Loans, including held for sale, net	147,684	-	-	130,693	130,693
Accrued interest receivable	573	-	573	-	573
Mortgage servicing rights	1,085	-	-	1,085	1,085

Financial Liabilities
Demand and savings deposits	108,354	-	108,354	-	108,354
Certificates of deposit	32,245	-	-	33,052	33,052
Federal Home Loan Bank Advances	3,500	-	-	3,611	3,611
Accrued interest payable	150	-	150	-	150

(in thousands		Fair Value Measurements at December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,058	$11,058	$-	$-	$11,058
Investment securities available for sale	5,714	-	5,714	-	5,714
Federal Home Loan Bank stock	1,784	-	1,784	-	1,784
Loans, including held for sale, net	148,742	-	-	129,941	129,941
Accrued interest receivable	585	-	585	-	585
Mortgage servicing rights	1,098	-	-	1,098	1,098

Financial Liabilities
Demand and savings deposits	113,611	-	113,611	-	113,611
Certificates of deposit	33,590	-	-	33,888	33,888
Federal Home Loan Bank Advances	3,000	-	-	3,111	3,111
Accrued interest payable	131	-	131	-	131

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents, and accrued interest:  The fair value of cash and cash equivalents and accrued interest is estimated to be equal to the carrying value, due to their short-term nature.

Investment Securities:   Securities available-for-sale are recorded at fair value on a recurring basis.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable instruments with similar characteristics.  Changes in fair market value are recorded in other comprehensive income.

Mortgage servicing rights:  MSR are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.   The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rate assumptions are utilized for discounting the future cash flows.

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and included in the table are impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.  Impaired loans with a specific valuation allowance were $2.5 million at March 31, 2012 and December 31, 2011, respectively, with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $754,000 in real estate owned and repossessed assets at March 31, 2012, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  The fair value of real estate owned is determined by appraisal of the property, less estimated costs related to liquidation of the asset.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the asset.  Fair value adjustments on real estate owned and repossessed assets are recognized in noninterest expense.

Federal Home Loan Bank (“FHLB”) stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

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

Certificates of deposit:  The fair value disclosed for demand deposits, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.  The fair values of fixed-rate certificates of deposit are estimated using present value methods and current offering rates for such deposits.

FHLB advances:  The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed-rate borrowings is estimated by discounting future cash flows using current interest rates for similar financial instruments.

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Mortgage-backed securities:	$2,160	$132	$-	$2,292
Municipal securities:	1,921	39	(1)	1,959
U.S. government agencies	1,571	14	-	1,585
Total	$5,652	$185	($1)	$5,836

December 31, 2011:
Mortgage-backed securities:	$2,303	$118	$-	$2,421
Municipal securities:	1,668	38	-	1,706
U.S. government agencies	1,575	13	(1)	1,587
Total	$5,546	$169	($1)	$5,714

Available for sale securities at March 31, 2012 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$257	$ (1)	$ -	$ -	$257	$(1)

Available for sale securities at December 31, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government Agencies	$499	$ (1)	$ -	$ -	$499	$(1)

There was one security with unrealized losses at March 31, 2012 and December 31, 2011 respectively, which was a municipal security; collectability of principal and interest is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.

Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell and the Company will likely not be required to sell.

No securities were designated as trading or held to maturity at March 31, 2012 or December 31, 2011.

The fair value and amortized cost of investment securities at March 31, 2012 is presented below by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Back Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$7	$7	-	-	$500	$500
Maturing between 5 and 10 years	189	180	1,959	1,921	1,085	1,071
Maturing beyond 10 years	2,096	1,973	-	-	-	-
Total	$2,292	$2,160	$1,959	$1,921	$1,585	$1,571

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at March 31, 2012 was $5.7 million and $5.8 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2011 were $5.5 million and $5.7 million, respectively.

There were no sales of securities during the three months ended March 31, 2012 or 2011.

At March 31, 2012 the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the FHFA. The Stipulation and Consent provides that the FHLB of Seattle agrees to a Consent Order issued by the Finance Agency, which requires the bank to take certain specified actions related to its business and operations. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	March 31, 2012	December 31, 2011
Real estate:
Permanent:
One- to four-family	$24,005	$24,554
Multifamily	2,913	2,951
Commercial nonresidential	70,964	70,926
Land	8,386	8,435
Construction:
One- to four-family	914	1,103
Commercial nonresidential	3,826	2,042

Commercial business	20,899	19,197
Consumer:
Home equity	11,117	11,532
Boat	4,613	5,011
Automobile	866	913
Other	938	1,102
Total loans	$149,441	$147,766

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

Impaired loans are set forth in the following table as of March 31, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-
Multifamily	655	655	-	655	-
Commercial nonresidential	7,462	4,869	2,508	7,377	473
Land	2,236	2,223	-	2,223	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,643	1,643	-	1,643	-
Consumer:
Home equity	40	40	-	40	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$12,036	$9,430	$2,508	$11,938	$473

Impaired loans are set forth in the following table as of December 31, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-
Multifamily	659	659	-	659	-
Commercial nonresidential	7,479	4,877	2,518	7,395	473
Land	2,237	2,224	-	2,224	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,626	1,626	-	1,626	-
Consumer:
Home equity	123	76	-	76	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$12,124	$9,462	$2,518	$11,980	$473

The following table presents interest income recognized and average recorded investment of impaired loans for the period ended:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-
Multifamily	5	657	-	-
Commercial nonresidential	73	7,386	113	8,545
Land	19	2,224	25	2,021
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	8	1,635	5	682
Consumer:
Home equity	1	58	-	-
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	1	42
Total	$106	$11,960	$144	$11,289

Nonaccrual loans at March 31, 2012 and December 31, 2011, were as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Commercial business	$1,448	$1,449
Real Estate:
Commercial nonresidential	957	957
Land	202	202
Consumer:
Home equity	-	37
Total	$2,607	$2,645

Troubled Debt Restructurings.  Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The Company accounts for troubled debt restructurings in accordance with ASU No. 2011-02.  Troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  As of March 31, 2012 and December 31,

2011, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $9.6 million, respectively.  Included in these amounts, the Company had $9.0 million and $9.6 million of troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings by concession (terms modified) as of March 31, 2012:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	11	$6,420	$957	$7,377
Land	3	400	202	602
Commercial business	4	175	1,427	1,602
Consumer:
Home equity	1	40	-	40
Total	19	$7,035	$2,586	$9,621

The following tables present newly restructured loans that occurred during the three months ended March 31, 2012:

(in thousands)	Number of Contracts	Payment Modification
Real Estate:
Commercial nonresidential	1	$ 537

There was one commercial business loan for $1.4 million and one commercial non-residential loan for $630,000 modified as a troubled debt restructuring within the previous 12 months for which there was a payment default.

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy refers to six months of payment performance as sufficient to warrant a return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$24,005	$24,005	$-
Multifamily	-	-	-	2,913	2,913	-
Commercial nonresidential	1,971	630	2,601	68,363	70,964	-
Land	36	-	36	8,350	8,386	-
Construction:
One- to four-family	-	-	-	914	914	-
Commercial nonresidential	-	-	-	3,826	3,826	-
Commercial business	20	-	20	20,879	20,899	-
Consumer:
Home equity	-	-	-	11,117	11,117	-
Boat	-	-	-	4,613	4,613	-
Automobile	10	-	10	856	866	-
Other	-	-	-	938	938	-
Total	$2,037	$630	$2,667	$146,774	$149,441	-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$24,554	$24,554	$-
Multifamily	-	-	-	2,951	2,951	-
Commercial nonresidential	229	-	229	70,697	70,926	-
Land	-	-	-	8,435	8,435	-
Construction:
One- to four-family	-	-	-	1,103	1,103	-
Commercial nonresidential	-	-	-	2,042	2,042	-
Commercial business	-	-	-	19,197	19,197	-
Consumer:
Home equity	38	37	75	11,457	11,532	-
Boat	17	-	17	4,994	5,011	-
Automobile	8	-	8	905	913	-
Other	-	-	-	1,102	1,102	-
Total	$292	$37	$329	$147,437	$147,766	-

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

The loan portfolio, segmented by risk range at March 31, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$23,958	$47	$-	$24,005
Multifamily	2,259	654	-	2,913
Commercial nonresidential	62,608	4,337	4,019	70,964
Land	5,834	333	2,219	8,386
Construction:
One- to four-family	914	-	-	914
Commercial nonresidential	3,826	-	-	3,826
Commercial business	18,276	1,078	1,545	20,899
Consumer:
Home equity	11,117	-	-	11,117
Boat	4,613	-	-	4,613
Automobile	866	-	-	866
Other	938	-	-	938
Total	$135,209	$6,449	$7,783	$149,441

The loan portfolio, segmented by risk range at December 31, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$24,506	$48	$-	$24,554
Multifamily	2,292	659	-	2,951
Commercial nonresidential	62,206	4,689	4,031	70,926
Land	5,879	333	2,223	8,435
Construction:
One- to four-family	1,103	-	-	1,103
Commercial nonresidential	2,042	-	-	2,042
Commercial business	16,524	1,118	1,555	19,197
Consumer:
Home equity	11,495	-	37	11,532
Boat	5,011	-	-	5,011
Automobile	913	-	-	913
Other	1,102	-	-	1,102
Total	$133,073	$6,847	$7,846	$147,766

The Bank’s Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Bank’s Asset Classification Committee reviews the following information to analyze the credit risk inherent in the Bank’s portfolio:

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

The following table details activity in the allowance for loan losses by class for the quarter ended March 31, 2012.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$102	$2	$-	$-	$104	$-	$104
Multifamily	5	-	-	-	5	-	5
Commercial nonresidential	1,223	(25)	-	-	1,198	473	725
Land	13	-	-	-	13	-	13
Construction:
One-to-four-family	2	-	-	-	2	-	2
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	4	4	-	-	8	-	8
Commercial business	216	11	-	-	227	-	227
Consumer:
Home equity	26	47	(37)	-	36	-	36
Boat	34	(4)	-	1	31	-	31
Automobile	2	-	-	-	2	-	2
Other	3	(1)	-	-	2	-	2
Unallocated	235	56	-	-	291	-	291
Total allowance for loan losses	$1,865	$90	$(37)	$1	$1,919	$473	$1,446

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
2011 (in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$73	$34	$(15)	$-	$92	$-	$92
Multifamily	14	1	-	-	15	-	15
Commercial non-residential	858	42	-	-	900	267	633
Land	11	(2)	-	-	9	-	9
Construction:
One-to-four-family	4	-	-	-	4	-	4
Commercial nonresidential	3	(250)	-	250	3	-	3
Commercial	537	30	(4)	-	563	43	520
Consumer:
Home equity	23	(1)	-	-	22	-	22
Boat	29	8	(4)	-	33	-	33
Automobile	4	-	-	-	4	-	4
Other	3	-	-	-	3	-	3
Unallocated	24	198	-	-	222	-	222
Total allowance for loan losses	$1,583	$60	$(23)	$250	$1,870	$310	$1,560

The Company’s recorded investment in loans as of March 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$24,005	$24,005
Multifamily	655	2,258	2,913
Commercial nonresidential	7,377	63,587	70,964
Land	2,223	6,163	8,386
Construction:
One-to-four-family	-	914	914
Commercial nonresidential	-	3,826	3,826
Commercial business	1,643	19,256	20,899
Consumer:
Home equity	40	11,077	11,117
Boat	-	4,613	4,613
Automobile	-	866	866
Other	-	938	938
Total loans	$11,938	$137,503	$149,441

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

At March 31, 2012, the Bank exceeded each of the Capital Ratio requirements of the Order.  Under OCC regulations, however, an institution that enters into a written order (such as the Order) is automatically deemed “adequately capitalized” for OCC purposes at March 31, 2012 regardless of the calculated amount.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at March 31, 2012:

(in thousands)	Capital	Capital Ratio
March 31, 2012:
Core Capital:
Actual	$20,192	12.15%
Required by the Order	13,299	8.00
Excess	$6,893	4.15%

Total Risk-Based Capital:
Actual	$21,845	16.55%
Required by the Order	15,837	12.00
Excess	$ 6,008	4.55%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on the Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through March 31, 2012 on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At March 31, 2012, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at March 31, 2012 and December 31, 2011:

(in thousands)	Capital	Capital Ratio
March 31, 2012:
Tangible Capital:
Actual	$20,192	12.15%
Required	2,493	1.50
Excess	$17,699	10.65%

Core Capital:
Actual	$20,192	12.15%
Required	6,649	4.00
Excess	$13,543	8.15%

Total Risk-Based Capital:
Actual	$21,845	16.55%
Required	10,558	8.00
Excess	$11,287	8.55%

December 31, 2011:
Tangible Capital:
Actual	$20,209	11.81%
Required	2,567	1.50
Excess	$17,642	10.31%

Core Capital:
Actual	$20,209	11.81%
Required	6,846	4.00
Excess	$13,363	7.81%

Total Risk-Based Capital:
Actual	$21,843	16.71%
Required	10,458	8.00
Excess	$11,385	8.71%

Note 7 – Earnings Per Share

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

	Three Months Ended March 31,
(in thousands except for share and per share data)	2012	2011
Net income	$174	$145
Preferred stock dividends	(60)	(62)
Preferred stock discount accretion	(17)	(16)
Net income available to common shareholders	$97	$67

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding	654	654

Net incremental shares	66	69
Weighted average common shares outstanding and incremental shares	720	723

Earnings per common share
Basic	$0.15	$0.10
Diluted	$0.13	$0.09

Options to purchase an additional 23,000 shares of common stock were not included in the computation of diluted earnings per share as of March 31, 2012 and 2011, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the periods ended March 31, 2012 and 2011 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

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

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock and its Common Stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through March 31, 2012 on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

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

In accordance with the relevant accounting pronouncements, the Company recorded the Series A Preferred Stock and Warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income (loss) to arrive at net income (loss) available to common shareholders on the Condensed Consolidated Statements of Income.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 9 – Commitments

Commitments to extend credit, including unused lines of credit, totaled $8.4 million and $10.6 million at March 31, 2012 and December 31, 2011, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4.6 million and $4.2 million at March 31, 2012 and December 31, 2011, respectively.  These amounts are excluded from loan balances.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Orders entered into with the OTS, as determined by its successors, the OCC for the Bank and the Federal Reserve for the Company; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that adversely affect our business including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules; the time it may take to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury TARP Capital Purchase Program; and other risks detailed in our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

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

As of March 31, 2012 and December 31, 2011, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of $507,000 and $544,000, respectively.  As of March 31, 2012 and December 31, 2011 the Company had a total valuation allowance of $94,000 against its deferred tax asset of $601,000 and $638,000, respectively, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired further since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

The Company accounts for MSR in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements for information the Company’s methodology to estimate the fair value of MSR.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs , was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements, but the additional disclosures are included in Note 3 to the Selected Notes to Condensed Consolidated Interim Financial Statements.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous  statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements at the date of adoption. The Company has presented condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 as a separate statement immediately following the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , was issued in December 2011 updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This Update is effective concurrent with ASU 2011-05, Presentation of Comprehensive Income, and will not have a material effect on the Company’s consolidated financial statements at the date of adoption.

Financial Condition

Total assets of the Company at March 31, 2012 were $166.9 million, a decrease of $5.2 million or 3.0%, from $172.1 million at December 31, 2011.  The decrease is primarily the result of a decrease in cash and cash equivalents due to a decrease in total deposits.

Loans (excluding loans held for sale and the allowance for loan losses) were $149.4 million at March 31, 2012, a $1.6 million, or 1.1%, increase from $147.8 million at December 31, 2011.  Commercial nonresidential construction loans increased $1.8 million, or 87.4%, to $3.8 million offset by a decline in permanent one-to-four family loans of $549,000, or 2.24%.  Loans held for sale were $162,000 at March 31, 2012, a $814,000 decrease from $976,000 at December 31, 2011.

Deposits decreased $6.6 million, or 4.5%, to $140.6 million at March 31, 2012, compared with $147.2 million at December 31, 2011.  The decrease is primarily the result of a seasonal decline   in demand deposit accounts.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS deposits of $272,000 at March 31, 2012 and $377,000 at December 31, 2011.  The Bank’s usage of CDARS is limited by OCC regulation.  The Bank is prohibited from obtaining additional brokered deposits by the Order.

Total shareholders’ equity increased by $124,000, or 0.6% to $20.7 million at March 31, 2012 from $20.5 million at December 31, 2011.  The increase was primarily attributable to net income of $174,000 for the three months ended March 31, 2012, offset by preferred stock dividends of $60,000.

Results of Operations

Net Income.  Net income excluding the preferred stock dividend and discount accretion for the first quarter of 2012 and 2011 was $174,000 and $145,000, respectively.  After preferred stock dividend and discount accretion of $60,000 and $62,000, net income available to common shareholders for the first quarter of 2012 and 2011 was $97,000 and $67,000, or $0.13 and $0.09 per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011	Income Incr. (Decr.)

Net interest income	$1,943	$1,941	$2
Noninterest income	413	342	71
Provision for loan losses	(90)	(60)	(30)
Noninterest expense	(1,979)	(2,078)	99
Income before provision for income tax	287	145	142
Provision for income tax	(113)	-	(113)
Net income	$174	$145	$29

Net Interest Income.  Net interest income for the first quarter of 2012 decreased $2,000 compared with the first quarter of 2011.  Average loans increased $5.1 million, or 3.6%, to $149.0 million for the first quarter of 2012 compared to $143.9 million for the first quarter of 2011.  At the same time, the yield on loans decreased 33 basis points (“bp”) for the first quarter of 2012 to 5.51% compared to 5.85% for the first quarter of 2011 as a result of a continued low interest rate environment.  Average interest bearing deposits decreased $1.4 million, or 1.2%, to $112.8 million for the first quarter of 2012 compared to $114.2 million for the first quarter of 2011.  The cost of average interest bearing liabilities declined 11 bp to 0.42% for the first quarter of 2012 compared to 0.53% for the first quarter of 2011.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased eight bp to 4.80% for the first quarter 2012 compared to 4.88% for the first quarter of 2011.

Provision for Loan Losses.  The provision for loan losses increased to $90,000 for the first quarter of 2012, compared with $60,000 for the first quarter of 2011.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $36,000 for the first quarter of 2012, compared with net loan recoveries of $227,000 for the first quarter of 2011.

Noninterest Income.  Noninterest income for the first quarter of 2012 increased $71,000, or 20.8%, to $413,000 compared with $342,000 for the first quarter of 2011.

The increase in noninterest income during the first quarter was primarily attributable to an increase in mortgage banking income.  Gain on sale of loans income increased $60,000 to $110,000 for the first quarter of 2012 compared with $50,000 for the first quarter of 2011 as a result of an increase in mortgage loans originated for sale.  Loans held for sale consist of both mortgage loans and commercial loans.

Noninterest Expense.   Noninterest expense for the first quarter of 2012 decreased $99,000, or 4.8%, to $2.0 million compared to $2.1 million for the comparable period in 2011.  The decrease was primarily related to a decrease in FDIC assessment costs.

Provision for income taxes:  Provision for income taxes was $113,000 for the first quarter of 2012 compared with no provision for income taxes for the first quarter of 2011.

Asset Quality

Nonaccrual loans were $2.6 million at both March 31, 2012 and at December 31, 2011.

Loans with balances totaling $11.9 million at March 31, 2012 and $12.0 million at December 31, 2011 were considered to be impaired.  At both March 31, 2012 and December 31, 2011, there were 23 impaired loans.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $473,000 were specifically reserved on impaired loans at March 31, 2012 and December 31, 2011.

The following table reflects loan balances considered to be impaired by asset type at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(in thousands)	2012	2011
Commercial non residential	$7,377	$7,395
Permanent one- to four-family	-	-
Permanent multifamily	655	659
Land	2,223	2,224
Consumer	40	76
Commercial business	1,643	1,626
Total impaired loans	$11,938	$11,980

At March 31, 2012, 97% of impaired loans totaling $11.5 million included loans to eight borrowers.  Additional information regarding these borrowers, by market area as of March 31, 2012 is provided in the following table:

		Loan Balance March 31, 2012
Loan Type	Market Area	(in thousands)
Land	Alaska	$ 2,021
Commercial secured	Alaska	1,427
Permanent multifamily	Minnesota	655
Commercial real estate and Land	Alaska	1,735
Commercial real estate	Idaho	1,971
Commercial real estate	Alaska	2,366
Commercial real estate	Alaska	811
Commercial real estate	Idaho	537
Total – Impaired loans of eight largest credit relationships		$ 11,523

The Bank had $754,000 and $880,000 of real estate owned and repossessed assets at March 31, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $16.2 million at March 31, 2012, of which $12.7 million was unused.  There was $3.5 million and $3.0 million outstanding on the line at March 31, 2012 and December 31, 2011, respectively.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $6.7 million to $4.4 million as of March 31, 2012, from $11.1 million as of December 31, 2011.  Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2012.  Net cash of $2.5 million used in investing activities during the three months ended March 31, 2012 consisted principally of loan originations, net of principal repayments and purchases of premises and equipment.  The $6.2 million of cash used in financing activities during the three months ended March 31, 2012 primarily consisted of a $5.2 million net decrease in demand and money market deposits.

At March 31, 2012, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at March 31, 2012.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2012.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2012, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At March 31, 2012, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.                      Exhibits
3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc. (1)
3.2	Statement of Establishment and Designations of Series of Preferred Stock for the Series A Preferred Stock (2)
3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)
4.1	Warrant For Purchase of shares of Common Stock (2)
4.2
Letter Agreement dated February 6, 2009 between Alaska Pacific Bancshares, Inc. and United States Department of the Treasury, will respect to the issuance and sale of the Series A Preferred Stock and the Warrant(2)

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with Christopher P. Bourque (9)
10.6	Alaska Federal Savings Bank 401(k) Plan (1)
10.7	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.8	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.9	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.10	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.11	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income ; (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements (10)

________________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 24, 2012.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.
(10)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alaska Pacific Bancshares, Inc.

May 14, 2012	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

May 14, 2012	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income ; (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements