Form 10-Q
period 2012-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2012-08-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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
Non-accelerated filer  _____                                                                                     Smaller reporting company  __X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:        654,486   shares outstanding on August 1, 2012

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

(dollars in thousands except share data)	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash and due from banks	$10,561	$8,307
Interest-earning deposits in financial institutions	848	2,751
Total cash and cash equivalents	11,409	11,058
Investment securities available for sale, at fair value (amortized cost: June 30, 2012 - $5,504; December 31, 2011 - $5,546)	5,709	5,714
Federal Home Loan Bank stock	1,784	1,784
Loans held for sale	985	976
Loans	151,743	147,766
Less allowance for loan losses	(1,844)	(1,865)
Loans, net	149,899	145,901
Interest receivable	499	585
Premises and equipment, net	3,292	2,451
Real estate owned and repossessed assets, net	258	880
Mortgage servicing rights, at fair value	1,085	1,098
Other assets	2,497	1,610
Total Assets	$177,417	$172,057
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$35,882	$31,748
Interest-bearing demand	32,592	33,033
Money market	30,906	27,843
Savings	21,229	20,987
Certificates of deposit	31,042	33,590
Total deposits	151,651	147,201
Federal Home Loan Bank advances	3,000	3,000
Advances from borrowers for taxes and insurance	1,578	691
Accounts payable and accrued expenses	367	331
Interest payable	114	131
Other liabilities	224	161
Total liabilities	156,934	151,515
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at June 30, 2012 and at December 31, 2011)	4,667	4,631
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at June 30, 2012 and at December 31, 2011)	7	7
Additional paid-in capital	6,492	6,486
Treasury stock	(11)	(11)
Retained earnings	9,167	9,290
Accumulated other comprehensive income, net	161	139
Total shareholders’ equity	20,483	20,542
Total Liabilities and Shareholders’ Equity	$177,417	$172,057

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest Income
Loans	$2,040	$2,115	$4,093	$4,218
Investment securities	35	36	69	66
Interest-earning deposits with financial institutions	1	5	4	14
Total interest income	2,076	2,156	4,166	4,298
Interest Expense
Deposits	117	138	236	288
Federal Home Loan Bank advances	29	28	57	79
Total interest expense	146	166	293	367
Net Interest Income	1,930	1,990	3,873	3,931
Provision for loan losses	90	193	180	253
Net interest income after provision for loan losses	1,840	1,797	3,693	3,678
Noninterest Income
Mortgage servicing income	71	81	151	167
Service charges on deposit accounts	175	171	333	316
Other service charges and fees	61	62	126	123
Gain on sale of loans	87	79	197	129
Total noninterest income	394	393	807	735
Noninterest Expense
Compensation and benefits	1,169	1,124	2,259	2,247
Occupancy and equipment	350	312	695	663
Data processing	65	67	133	138
Professional and consulting fees	193	155	308	280
Marketing and public relations	71	70	111	116
Real estate owned and repossessed assets, net	180	(17)	250	(14)
FDIC assessment	127	35	154	169
Other	309	247	533	472
Total noninterest expense	2,464	1,993	4,443	4,071
(Loss) Income before (benefit) provision for income taxes	(230)	197	57	342
(Benefit) Provision for income taxes	(89)	-	24	-
Net (loss) income	$(141)	$197	$33	$342
Preferred stock dividend and discount accretion
Preferred stock dividends	60	59	120	121
Preferred stock discount accretion	19	18	36	34
Net (loss) income available to common shareholders	$(220)	$120	$(123)	$187
(Loss) income per common share:
Basic	$(0.34)	$0.18	$(0.19)	$0.29
Diluted	(0.34)	0.16	$(0.19)	$0.26

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net (loss) income available to common shareholders	$(220)	$120	$(123)	$187
Other comprehensive (loss) income
Net unrealized income on investment securities, net of tax	14	33	22	10
Comprehensive (loss) income	$(206)	$153	$(101)	$197

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Activities
Net income	$33	$342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	253
Gain on sale of loans	(197)	(129)
Fair value valuation adjustment mortgage servicing rights	13	7
Depreciation and amortization	139	137
Amortization of fees, discounts, and premiums, net	(44)	(86)
Stock compensation expense	6	8
(Gain) Loss on sale and impairment of real estate owned and repossessed assets	211	(40)
Loans originated for sale	(12,468)	(11,344)
Proceeds from sale of loans originated for sale	12,656	11,469
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	86	34
Other assets	(902)	46
Advances from borrowers for taxes and insurance	887	920
Interest payable	(17)	(36)
Accounts payable and accrued expenses	36	(273)
Other liabilities	63	(1)
Net cash provided by operating activities	682	1,307
Investing Activities
Purchase of investment securities available for sale	(261)	(3,004)
Maturities and principal repayments of investment securities available for sale, net	288	263
Loan originations, net of principal repayments	(4,119)	(5,574)
Proceeds from sale of real estate owned and repossessed assets	411	710
Purchase of premises and equipment	(980)	(87)
Net cash used in investing activities	(4,661)	(7,692)
Financing Activities
Net decrease in Federal Home Loan Bank advances	-	(2,000)
Net decrease in demand and savings deposits	6,998	1,672
Net decrease in certificates of deposit	(2,548)	(2,173)
Cash dividends paid	(120)	(240)
Net cash provided by (used in) financing activities	4,330	(2,741)
Increase (Decrease) in cash and cash equivalents	351	(9,126)
Cash and cash equivalents at beginning of period	11,058	21,023
Cash and cash equivalents at end of period	$11,409	$11,897
Supplemental information:
Cash paid for interest	$310	$403
Net cash paid for (received from) income taxes	320	(110)
Net change in fair value of securities available for sale, net of tax	22	10
Accrued dividends on Series A preferred stock issued to United States Department of Treasury
in Troubled Asset Relief Program Capital Purchase Plan	31	31

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for an entire year or any other period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2012 for potential recognition and disclosure.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net (loss) income or shareholders’ equity.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at June 30, 2012 and December 31, 2011 were $137.8 million and $138.5 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with Accounting Standards Codification (“ASC”) 860-50, Servicing Assets and Liabilities, which provides an election to record changes in fair value to be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to update the estimate of fair value of the MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the annual valuation of the MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Key assumptions used in measuring the fair value of the MSR as of June 30, 2012 and 2011 were as follows:

(in thousands)	June 30,
	2012	2011
Constant prepayment rate	18.56%	16.83%
Discount rate	8.08%	7.94%
Weighted average life (years)	23.6	23.9

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Balance beginning of period	$1,085	$1,235	$1,098	$1,242
Change in fair value:
Due to additions to servicing assets	104	43	174	68
Due to payoffs of servicing assets	(69)	(36)	(138)	(68)
Fair value adjustment	(35)	(7)	(49)	(7)
Total change in fair value	-	-	(13)	-
Balance end of period	$1,085	$1,235	$1,085	$1,235

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at June 30, 2012 and December 31, 2011.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,150	$-	$2,150	$-
Municipal securities	1,974	-	1,974	-
U.S. government agencies	1,585	-	1,585	-
Mortgage servicing rights	1,085	-	-	1,085

Non-recurring:
Impaired loans	1,982	-	-	1,982
Real estate owned and repossessed assets	258	-	-	258

December 31, 2011:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,421	$-	$2,421	$-
Municipal securities	1,706	-	1,706	-
U.S. government agencies	1,587	-	1,587	-
Mortgage servicing rights	1,098	-	-	1,098

Non-recurring:
Impaired loans	2,045	-	-	2,045
Real estate owned and repossessed assets	880	-	-	880

For three months ended June 30, 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

(in thousands)	Mortgage Servicing Rights	Impaired Loans	Real Estate Owned and Repossessed Assets	For the Three Months Ended June 30,
Balance as of March 31, 2012	$1,085	$2,035	$754	$3,874
Additions to servicing assets, net	35	-	-	35
Principal repayments	-	(53)	-	(53)
Proceeds from sale of real estate owned and repossessed assets	-	-	(325)	(325)
Fair value adjustment	(35)	-	-	(35)
Impairment and loss on sale of real estate owned and repossessed assets	-	-	(171)	(171)
Balance as of June 30, 2012	$1,085	$1,982	$258	$3,325

For six months ended June 30, 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows:

(in thousands)	Mortgage Servicing Rights	Impaired Loans	Real Estate Owned and Repossessed Assets	For the Six Months Ended June 30,
Balance as of January 1, 2012	$1,098	$2,045	$880	$4,023
Additions to servicing assets, net	36	-	-	36
Principal repayments	-	(63)	-	(63)
Proceeds from sale of real estate owned and repossessed assets	-	-	(411)	(411)
Fair value adjustment	(49)	-	-	(49)
Impairment and loss on sale of real estate owned and repossessed assets	-	-	(211)	(211)
Balance as of June 30, 2012	$1,085	$1,982	$258	$3,325

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2011	2011
Impaired loans *	$ 262	$ 572
Real estate owned and repossessed assets	-	1
Total	$ 262	$ 573

*Amounts include specific reserves on impaired loans at June 30, 2011.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input
Mortgage servicing rights	$1,085	Discounted Cash Flow	Weighted Average Constant Prepayment Rate	19.0%
			Weighted Average Discount Rate	8.0%

Impaired loans	1,982	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	258	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

The following table sets forth the estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

(in thousands		Fair Value Measurements at June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,409	$11,409	$-	$-	$11,409
Investment securities available for sale	5,709	-	5,709	-	5,709
Federal Home Loan Bank stock	1,784	-	1,784	-	1,784
Loans, including held for sale, net	152,728	-	-	137,631	137,631
Interest receivable	499	-	499	-	499
Mortgage servicing rights	1,085	-	-	1,085	1,085

Financial Liabilities
Demand and savings deposits	120,609	-	120,609	-	120,609
Certificates of deposit	31,042	-	-	30,838	30,838
Federal Home Loan Bank advances	3,000	-	-	3,012	3,012
Interest payable	114	-	114	-	114

(in thousands		Fair Value Measurements at December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,058	$11,058	$-	$-	$11,058
Investment securities available for sale	5,714	-	5,714	-	5,714
Federal Home Loan Bank stock	1,784	-	1,784	-	1,784
Loans, including held for sale, net	148,742	-	-	129,941	129,941
Interest receivable	585	-	585	-	585
Mortgage servicing rights	1,098	-	-	1,098	1,098

Financial Liabilities
Demand and savings deposits	113,611	-	113,611	-	113,611
Certificates of deposit	33,590	-	-	33,888	33,888
Federal Home Loan Bank advances	3,000	-	-	3,111	3,111
Interest payable	131	-	131	-	131

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and included in the table are impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.  Impaired loans with a specific valuation allowance were $2.5 million at both June 30, 2012 and December 31, 2011 with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $258,000 in real estate owned and repossessed assets at June 30, 2012, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  The fair value of real estate owned is determined by appraisal of the property, less estimated costs related to liquidation of the asset.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the asset.  Fair value adjustments on real estate owned and repossessed assets are recognized in noninterest expense.

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

Deposits and other liabilities:  The fair value disclosed for demand deposits, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.  For accrued interest payable, fair value is considered to be carrying value.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
Mortgage-backed securities:	$2,019	$131	$-	$2,150
Municipal securities:	1,915	59	-	1,974
U.S. government agencies	1,570	15	-	1,585
Total	$5,504	$205	-	$5,709

December 31, 2011:
Mortgage-backed securities:	$2,303	$118	$-	$2,421
Municipal securities:	1,668	38	-	1,706
U.S. government agencies	1,575	13	(1)	1,587
Total	$5,546	$169	$(1)	$5,714

There are no available for sale securities that have been in a continuous unrealized loss position at June 30, 2012.

Available for sale securities at December 31, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$499	$(1)	$-	$-	$499	$(1)

There were no securities with unrealized losses at June 30, 2012 and one security at December 31, 2011 which were agency securities issued by the U.S. government and state government agencies; collectability of principal and interest of these securities is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at June 30, 2012 or December 31, 2011.

The fair value and amortized cost of investment securities at June 30, 2012 is presented below by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Back Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$6	$6	-	-	$500	$500
Maturing between 5 and 10 years	334	323	1,974	1,915	1,085	1,070
Maturing beyond 10 years	1,810	1,690	-	-	-	-
Total	$2,150	$2,019	$1,974	$1,915	$1,585	$1,570

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at June 30, 2012 was $5.5 million and $5.7 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2011 were $5.5 million and $5.7 million, respectively.

There were no sales of securities during the six months ended June 30, 2012 or 2011.

At June 30, 2012 the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (Finance Agency). The Stipulation and Consent provides that the FHLB of Seattle agrees to a Consent Order issued by the Finance Agency, which requires the bank to take certain specified actions related to its business and operations. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	June 30, 2012	December 31, 2011
Real estate:
Permanent:
One- to four-family	$23,491	$24,554
Multifamily	2,711	2,951
Commercial nonresidential	71,466	70,926
Land	8,380	8,435
Construction:
One- to four-family	1,929	1,103
Commercial nonresidential	2,412	2,042
Commercial business	24,129	19,197
Consumer:
Home equity	10,834	11,532
Boat	4,597	5,011
Automobile	795	913
Other	999	1,102
Total loans	$151,743	$147,766

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

Impaired loans are set forth in the following table as of June 30, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$223	$223	$-	$223	$-
Multifamily	-	-	-	-	-
Commercial nonresidential	7,404	4,714	2,455	7,169	473
Land	2,236	2,207	-	2,207	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,557	1,557	-	1,557	-
Consumer:
Home equity	60	60	-	60	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$11,480	$8,761	$2,455	$11,216	$473

Impaired loans are set forth in the following table as of December 31, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-
Multifamily	659	659	-	659	-
Commercial nonresidential	7,479	4,877	2,518	7,395	473
Land	2,237	2,224	-	2,224	-
Construction:

One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,626	1,626	-	1,626	-
Consumer:
Home equity	123	76	-	76	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$12,124	$9,462	$2,518	$11,980	$473

The following table presents interest income recognized and average recorded investment of impaired loans for the period ended:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$223	$-	$-
Multifamily	-	328	11	334
Commercial nonresidential	66	10,858	154	8,512
Land	17	3,319	34	2,021
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	3	2,379	40	1,404
Consumer:
Home equity	-	80	2	21
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	-	21
Total	$86	$17,187	$241	$12,313

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$74	$-	$-
Multifamily	5	438	11	223
Commercial nonresidential	139	7,314	267	8,523
Land	36	2,218	59	2,021
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	11	1,609	45	1,163
Consumer:
Home equity	1	59	2	14
Boat	-	-	-	-

Automobile	-	-	-	-
Other	-	-	1	28
Total	$192	$11,712	$385	$11,972

Nonaccrual loans at June 30, 2012 and December 31, 2011, were as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Commercial business	$1,447	$1,449
Real Estate:
One- to four-family	223
Commercial nonresidential	3,837	957
Land	186	202
Consumer:
Home equity	60	37
Total	$5,753	$2,645

Troubled Debt Restructurings.  Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The Company accounts for troubled debt restructurings in accordance with ASU No. 2011-02.  Troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  As of June 30, 2012 and December 31,
2011, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $9.3 million and $9.6 million, respectively.  Included in these amounts, the Company had $5.0 million and $9.6 million of troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following tables present troubled debt restructurings by concession (terms modified) as of June 30, 2012:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	11	$3,332	$3,837	$7,169
Land	3	400	186	586
Commercial business	3	130	1,427	1,557
Total	17	$3,862	$5,450	$9,312

The following table presents the accrual status of troubled debt restructurings as of December 31, 2011:

(dollars in thousands)	Number of Contracts	Accrual Status	Non-Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	11	$6,438	$957	$7,395
Land	3	400	202	602
Commercial business	4	177	1,427	1,604
Consumer:
Home equity	1	40	-	40
Total	19	$7,055	$2,586	$9,641

There were no newly restructured loans that occurred during the three months ended June 30, 2012.

The following tables present newly restructured loans that occurred during the six months ended June 30, 2012:

(dollars in thousands)	Number of Contracts	Payment Modification
Real Estate:
Commercial nonresidential	1	$537

There was one commercial business loan for $1.4 million, three commercial non-residential loan for $2.7 million, and two land loans for $186,000 modified as troubled debt restructuring within the previous 12 months for which there was a payment default.

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy refers to six months of payment performance as sufficient to warrant a return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of June 30, 2012 were as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$223	$223	$23,268	$23,491	$-
Multifamily	-	-	-	-	2,711	2,711	-
Commercial nonresidential	-	2,100	630	2,730	68,736	71,466	-
Land	-	67	120	187	8,193	8,380	-
Construction:
One- to four-family	-	-	-	-	1,929	1,929	-
Commercial nonresidential	-	-	-	-	2,412	2,412	-
Commercial business	1,550	-	-	1,550	22,579	24,129	-
Consumer:
Home equity	-	-	60	60	10,774	10,834	-
Boat	-	-	-	-	4,597	4,597	-
Automobile	-	-	-	-	795	795	-
Other	-	-	-	-	999	999	-
Total	$1,550	$2,167	$1,033	$4,750	$146,993	$151,743	$-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$24,554	$24,554	$-
Multifamily	-	-	-	-	2,951	2,951	-
Commercial nonresidential	229	-	-	229	70,697	70,926	-
Land	-	-	-	-	8,435	8,435	-
Construction:
One- to four-family	-	-	-	-	1,103	1,103	-
Commercial nonresidential	-	-	-	-	2,042	2,042	-
Commercial business	-	-	-	-	19,197	19,197	-
Consumer:
Home equity	38	-	37	75	11,457	11,532	-
Boat	17	-	-	17	4,994	5,011	-
Automobile	8	-	-	8	905	913	-
Other	-	-	-	-	1,102	1,102	-
Total	$292	$-	$37	$329	$147,437	$147,766	$-

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

The loan portfolio, segmented by risk range at June 30, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$23,223	$45	$223	$23,491
Multifamily	2,062	649	-	2,711
Commercial nonresidential	63,124	4,321	4,021	71,466
Land	5,828	333	2,219	8,380
Construction:
One- to four-family	1,929	-	-	1,929
Commercial nonresidential	2,412	-	-	2,412
Commercial business	21,195	1,025	1,909	24,129
Consumer:
Home equity	10,774	-	60	10,834
Boat	4,597	-	-	4,597
Automobile	795	-	-	795
Other	999	-	-	999
Total	$136,938	$6,373	$8,432	$151,743

The loan portfolio, segmented by risk range at December 31, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$24,506	$48	$-	$24,554
Multifamily	2,292	659	-	2,951
Commercial nonresidential	62,206	4,689	4,031	70,926
Land	5,879	333	2,223	8,435
Construction:
One- to four-family	1,103	-	-	1,103
Commercial nonresidential	2,042	-	-	2,042
Commercial business	16,524	1,118	1,555	19,197
Consumer:
Home equity	11,495	-	37	11,532
Boat	5,011	-	-	5,011
Automobile	913	-	-	913
Other	1,102	-	-	1,102
Total	$133,073	$6,847	$7,846	$147,766

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

The following table details activity in the allowance for loan losses by class for the three months ended June 30, 2012.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$104	$-	$-	$-	$104	$-	$104
Multifamily	5	12	-	-	17	-	17
Commercial nonresidential	1,198	198	(166)	-	1,230	473	757
Land	13	-	-	-	13	-	13
Construction:
One-to-four-family	2	2	-	-	4	-	4
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	8	(3)	-	-	5	-	5
Commercial business	227	44	-	-	271	-	271
Consumer:
Home equity	36	1	-	-	37	-	37
Boat	31	(2)	-	1	30	-	30
Automobile	2	-	-	-	2	-	2
Other	2	-	-	-	2	-	2
Unallocated	291	(162)	-	-	129	-	129
Total allowance for loan losses	$1,919	$90	$(166)	$1	$1,844	$473	$1,371

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$92	$-	$-	$-	$92	$-	$92
Multifamily	15	(12)	-	-	3	-	3
Commercial non-residential	900	319	-	-	1,219	515	704
Land	9	1	-	-	10	-	10
Construction:
One-to-four-family	4	(2)	-	-	2	-	2
Commercial nonresidential	3	(1)	-	-	2	-	2
Commercial	563	17	-	-	580	57	523
Consumer:
Home equity	22	89	(90)	-	21	-	21
Boat	33	1	-	-	34	-	34
Automobile	4	(6)	-	6	4	-	4
Other	3	(2)	-	-	1	-	1
Unallocated	222	(211)	-	-	11	-	11
Total allowance for loan losses	$1,870	$193	$(90)	$6	$1,979	$572	$1,407

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$102	$2	$-	$-	$104
Multifamily	5	12	-	-	17
Commercial non-residential	1,223	173	(166)	-	1,230
Land	13	-	-	-	13
Construction:
One-to-four-family	2	2	-	-	4
Multifamily	-	-	-	-	-
Commercial nonresidential	4	1	-	-	5
Commercial	216	55	-	-	271
Consumer:
Home equity	26	48	(37)	-	37
Boat	34	(6)	-	2	30
Automobile	2	-	-	-	2
Other	3	(1)	-	-	2
Unallocated	235	(106)	-	-	129
Total allowance for loan losses	$1,865	$180	$(203)	$2	$1,844

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$73	$34	$(15)	$-	$92
Multifamily	14	(11)	-	-	3
Commercial non-residential	858	361	-	-	1,219
Land	11	(1)	-	-	10
Construction:
One-to-four-family	4	(2)	-	-	2
Multifamily	-	-	-	-	-
Commercial nonresidential	3	(251)	-	250	2
Commercial	537	47	(4)	-	580
Consumer:
Home equity	23	88	(90)	-	21
Boat	29	9	(4)	-	34
Automobile	4	(6)	-	6	4
Other	3	(2)	-	-	1
Unallocated	24	(13)	-	-	11
Total allowance for loan losses	$1,583	$253	$(113)	$256	$1,979

The Company’s recorded investment in loans as of June 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$223	$23,268	$23,491
Multifamily	-	2,711	2,711
Commercial nonresidential	7,169	64,297	71,466
Land	2,207	6,173	8,380
Construction:
One-to-four-family	-	1,929	1,929
Commercial nonresidential	-	2,412	2,412
Commercial business	1,557	22,572	24,129
Consumer:
Home equity	60	10,774	10,834
Boat	-	4,597	4,597
Automobile	-	795	795
Other	-	999	999
Total loans	$11,216	$140,527	$151,743

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

At June 30, 2012, the Bank exceeded each of the Capital Ratio requirements of the Order.  Under OCC regulations, however, an institution that enters into a written order (such as the Order) is automatically deemed “adequately capitalized” for OCC purposes at June 30, 2012 regardless of the calculated amount.

The following table summarizes the Bank's regulatory capital position and minimum requirements of the Order at June 30, 2012:

(in thousands)	Capital	Capital Ratio
June 30, 2012:
Core Capital:
Actual	$20,060	11.37%
Required by the Order	14,120	8.00
Excess	$5,940	3.37%

Total Risk-Based Capital:
Actual	$21,767	15.95%
Required by the Order	16,374	12.00
Excess	$5,393	3.95%

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) issued under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and its common stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on the Series A Preferred Stock were $150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through June 30, 2012 on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

At June 30, 2012, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at June 30, 2012 and December 31, 2011:

(in thousands)	Capital	Capital Ratio
June 30, 2012:
Core Capital:
Actual	$20,060	11.37%
Required	7,060	4.00
Excess	$13,000	7.37%

Tier 1 Risk Based Capital:
Actual	$20,060	14.70%
Required	5,458	4.00
Excess	$14,602	10.70%

Total Risk-Based Capital:
Actual	$21,767	15.95%
Required	10,916	8.00
Excess	$10,851	7.95%

December 31, 2011:
Tangible Capital:
Actual	$20,209	11.81%
Required	2,567	1.50
Excess	$17,642	10.31%

Core Capital:
Actual	$20,209	11.81%
Required	6,846	4.00
Excess	$13,363	7.81%

Total Risk-Based Capital:
Actual	$21,843	16.71%
Required	10,458	8.00
Excess	$11,385	8.71%

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

	Three Months Ended June 30,
(in thousands except for per share data)	2012	2011
Net income (loss)	$(141)	$197
Preferred stock dividends	(60)	(59)
Preferred stock discount accretion	(19)	(18)

Net income (loss) available to common shareholders	$(220)	$120

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	-	83
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	654	737

Earnings (loss) per common share
Basic	$(0.34)	$0.18
Diluted	$(0.34)	$0.16

	Six Months Ended June 30,
	2012	2011
Net income	$33	$342
Preferred stock dividend accrual	(120)	(121)
Preferred stock discount accretion	(36)	(34)

Net income (loss) available to common shareholders	$(123)	$187

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	-	76
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	654	731

Earnings (loss) per common share
Basic	$(0.19)	$0.29
Diluted	$(0.19)	$0.26

Diluted earnings per share is equal to basic earnings per share for the three and six months ended June 30, 2012 because there is no income available to common shareholders.  Options to purchase an additional 23,000 shares of common stock were not included in the computation of diluted earnings per share as of June 30, 2012 and 2011, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the period ended June 30 2011 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

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

During the second quarter of 2010, pursuant to restrictions imposed on the Company and the Bank by the OTS, the Company suspended its dividend payments on its Series A Preferred Stock and its Common Stock and continued to defer these payments through December 31, 2010.  At December 31, 2010 accumulated deferred dividend payments on Series A Preferred Stock were$150,000.  During the first quarter of 2011, the restrictions were lifted by the OTS and the Company has paid all dividends payable and deferred dividends payable through June 30, 2012 on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 9 – Commitments

Commitments to extend credit, including unused lines of credit, totaled $8.1 million and $10.6 million at June 30, 2012 and December 31, 2011, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $3.5 million and $4.2 million at June 30, 2012 and December 31, 2011, respectively.  These amounts are excluded from loan balances.

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

Under the terms of the Orders, the Company and the Bank, without the prior written approval of the Banking Regulators, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding Common Stock;
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business); and
•	Make payments on any existing debt.

Other material provisions of the Orders require the Bank and the Company to:

•	develop a capital plan for preserving and enhancing capital levels that is acceptable to the Banking Regulators;
•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, acceptable to the Banking Regulators;
•	submit a comprehensive plan for reducing classified assets, acceptable to the Banking
•	Regulators;
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

As of June 30, 2012 and December 31, 2011, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of $497,000 and $544,000, respectively.  As of June 30, 2012 and December 31, 2011 the Company had a total valuation allowance of $94,000 against its deferred tax asset of $592,000 and $638,000, respectively, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With the Update, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Financial Condition

Total assets of the Company at June 30, 2012 were $177.4 million, an increase of $5.3 million or 3.1%, from $172.1 million at December 31, 2011.  The increase is primarily the result of an increase in loans and property plant and equipment.

Loans (excluding loans held for sale and the allowance for loan losses) were $151.7 million at June 30, 2012, a $3.9 million, or 2.6%, increase from $147.8 million at December 31, 2011.  Commercial business loans increased $4.9 million, or 25.7%, to $24.1 million offset by a decline in permanent one-to-four family loans of $1.1 million, or 4.3%.  Loans held for sale were $985,000 at June 30, 2012, a $9,000 increase from $976,000 at December 31, 2011.

Deposits increased $4.5 million, or 3.0%, to $151.7 million at June 30, 2012, compared with $147.2 million at December 31, 2011.  The increase is primarily the result of a seasonal increase in demand deposit accounts.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS deposits of $274,000 at June 30, 2012 and $377,000 at December 31, 2011.  The Bank’s usage of CDARS is limited by OCC regulation.  The Bank is prohibited from obtaining additional brokered deposits by the Order.

Total shareholders’ equity decreased by only $59,000, or 0.3% and was $20.5 million at both June 30, 2012 and December 31, 2011.  The lack of change in shareholders’ equity during the six months ended June 30, 2012 was primarily attributable to net income of $33,000 offset by preferred stock dividends of $120,000.

Results of Operations

Net (Loss) Income.  Net (loss) income excluding the preferred stock dividend and discount accretion for the second quarter of 2012 and 2011 was $(141,000) and $197,000, respectively.  After preferred stock dividend and discount accretion of $60,000 and $59,000, net (loss) income available to common shareholders for the second quarter of 2012 and 2011 was $(220,000) and $123,000, or $(0.34) and $0.16 per diluted share, respectively.

For purposes of comparison, (loss) income can be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2012	2011	Income Incr. (Decr.)	2012	2011	Income Incr. (Decr.)

Net interest income	$1,930	$1,990	$(60)	$3,873	$3,931	$(58)
Noninterest income	394	393	1	807	735	72
Provision for loan losses	(90)	(193)	103	(180)	(253)	73
Noninterest expense	(2,464)	(1,993)	(471)	(4,443)	(4,071)	(372)
Income before provision for income tax	(230)	197	(427)	57	342	(285)
Benefit (Provision) for income tax	89	-	89	(24)	-	(24)
Net (loss) income	$(141)	$197	$(338)	$33	$342	$(309)

Net Interest Income.  Net interest income for the second quarter of 2012 decreased $60,000 compared with the second quarter of 2011.  Average loans increased $5.4 million, or 3.7%, to $151.9 million for the second quarter of 2012 compared to $146.5 million for the second quarter of 2011.  At the same time, the yield on loans decreased 40 basis points (“bp”) for the second quarter of 2012 to 5.37% compared to 5.77% for the second quarter of 2011 as a result of a continued low interest rate environment and non-performing loans.  Average interest bearing deposits increased $742,000, or 0.6%, to $114.5 million for the second quarter of 2012 compared to $113.7 million for the second quarter of 2011.  The cost of average interest bearing liabilities declined seven bp to 0.50% for the second quarter of 2012 compared to 0.57% for the second quarter of 2011.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased 28 bp to 4.68% for the second quarter 2012 compared to 4.96% for the second quarter of 2011.

Provision for Loan Losses.  The provision for loan losses decreased to $90,000 for the second quarter of 2012, compared with $193,000 for the second quarter of 2011.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $165,000 for the second quarter of 2012, compared with net loan charge offs of $83,000 for the second quarter of 2011.

Noninterest Income.  Noninterest income for the second quarter of 2012 increased $1,000, or 0.3%, to $394,000 compared with $393,000 for the second quarter of 2011.

Noninterest Expense.   Noninterest expense for the second quarter of 2012 increased $471,000, or 23.6%, to $2.5 million compared to $2.0 million for the comparable period in 2011.  The increase was primarily related to an increase in real estate owned and repossessed asset expense and an increase in FDIC assessment costs associated with a retroactive adjustment.

Benefit for income taxes:  Benefit for income taxes was $(89,000) for the second quarter of 2012.  There was no provision for income taxes for the second quarter of 2011.

Asset Quality

Nonaccrual loans were $5.7 million at June 30, 2012 compared with $2.6 million at December 31, 2011.  The increase is due primarily to two commercial nonresidential loans totaling $2.5 million to the same borrower that were troubled debt restructurings deemed to be impaired and were placed on nonaccrual status due to a decline in the borrowers’ net worth and global cash flow.

Loans with balances totaling $11.2 million at June 30, 2012 and $12.0 million at December 31, 2011 were considered to be impaired.  At June 30, 2012 and December 31, 2011, there were 20 and 23 impaired loans, respectively.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $473,000 were specifically reserved on impaired loans at June 30, 2012 and December 31, 2011.

The following table reflects loan balances considered to be impaired by asset type at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(in thousands)	2012	2011
Commercial non residential	$7,169	$7,395
Permanent one- to four-family	223	-
Permanent multifamily	-	659
Land	2,207	2,224
Consumer	60	76
Commercial business	1,557	1,626
Total impaired loans	$11,216	$11,980

At June 30, 2012, 95% of impaired loans totaling $10.6 million included loans to seven borrowers.  Additional information regarding these borrowers, by market area as of June 30, 2012 is provided in the following table:

		Loan Balance June 30, 2012
Loan Type	Market Area	(in thousands)
Land	Alaska	$2,021

Commercial business	Alaska	1,427
Commercial real estate and land	Alaska	1,569
Commercial real estate	Idaho	1,923
Commercial real estate	Alaska	2,366
Commercial real estate	Alaska	807
Commercial real estate	Idaho	532
Total – Impaired loans of seven largest credit relationships		$10,645

The Bank had $258,000 and $880,000 of real estate owned and repossessed assets at June 30, 2012 and December 31, 2011, respectively.  The decrease is due to the sale and final charge off of real estate owned from one of the remaining out of state problem credits and additional impairment on another out of state real estate owned property.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $44.4 million at June 30, 2012, of which $39.4 million was unused.  There was $3.0 million outstanding on the line at December 31, 2011.  At June 30, 2012, there was $3.0 million outstanding on the line and an additional $2.0 million of the borrowing line was committed to secure public deposits.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents increased $351,000 to $11.4 million as of June 30, 2012, from $11.1 million as of December 31, 2011.  Net cash provided by operating activities was $724,000 for the six months ended June 30, 2012.  Net cash of $4.7 million used in investing activities during the six months ended June 30, 2012 consisted principally of loan originations, net of principal repayments and purchases of premises and equipment.  The $4.3 million of cash provided by financing activities during the six months ended June 30, 2012 primarily consisted of a $7.0 million net increase in demand and money market deposits.

At June 30, 2012, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at June 30, 2012.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2012, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At June 30, 2012, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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
101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income ; (d) Condensed Consolidated Statements of Cash Flows; and (e) Selected Notes to Unaudited Condensed Consolidated Interim Financial Statements (10)

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

Alaska Pacific Bancshares, Inc.

August 13, 2012	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

August 13, 2012	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income ; (d) Condensed Consolidated Statements of Cash Flows; and (e) Selected Notes to Unaudited Condensed Consolidated Interim Financial Statements