Form 10-Q/A
period 2012-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2012-09-12
CIK 1081860

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 13, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

PART II.                                       OTHER INFORMATION

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

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with Christopher P. Bourque (9)
10.6	Alaska Federal Savings Bank 401(k) Plan (1)
10.7	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.8	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.9	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.10	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.11	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements (11)

________________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 24, 2012.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.
(10)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 13, 2012.
(11)
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

Alaska Pacific Bancshares, Inc.

September 8, 2012	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

September 8, 2012	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer