Form 10-Q
period 2012-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2012-11-14
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer _____	Smaller reporting company __X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:        654,486   shares outstanding on November 1, 2012

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands except share data)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$15,157	$8,307
Interest-earning deposits in financial institutions	1,937	2,751
Total cash and cash equivalents	17,094	11,058
Investment securities available for sale, at fair value (amortized cost: September 30, 2012 - $4,759; December 31, 2011 - $5,546)	4,968	5,714
Federal Home Loan Bank stock	1,768	1,784
Loans held for sale	473	976
Loans	150,454	147,766
Less allowance for loan losses	(1,855)	(1,865)
Loans, net	148,599	145,901
Interest receivable	587	585
Premises and equipment, net	3,297	2,451
Real estate owned and repossessed assets, net	390	880
Mortgage servicing rights, at fair value	1,002	1,098
Other assets	1,936	1,610
Total Assets	$180,114	$172,057
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$37,890	$31,748
Interest-bearing demand	33,565	33,033
Money market	32,230	27,843
Savings	22,218	20,987
Certificates of deposit	29,478	33,590
Total deposits	155,381	147,201
Federal Home Loan Bank advances	3,000	3,000
Advances from borrowers for taxes and insurance	213	691
Accounts payable and accrued expenses	750	331
Interest payable	132	131
Other liabilities	88	161
Total liabilities	159,564	151,515
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at September 30, 2012 and at December 31, 2011)	4,685	4,631
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at September 30, 2012 and at December 31, 2011)	7	7
Additional paid-in capital	6,494	6,486
Treasury stock	(11)	(11)
Retained earnings	9,212	9,290
Accumulated other comprehensive income, net	163	139
Total shareholders’ equity	20,550	20,542
Total Liabilities and Shareholders’ Equity	$180,114	$172,057

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Interest Income
Loans	$2,126	$2,122	$6,219	$6,340
Investment securities	33	10	102	76
Interest-earning deposits with financial institutions	5	9	9	23
Total interest income	2,164	2,141	6,330	6,439
Interest Expense
Deposits	110	137	346	425
Federal Home Loan Bank advances	28	29	85	108
Total interest expense	138	166	431	533
Net Interest Income	2,026	1,975	5,899	5,906
Provision for loan losses	60	60	240	313
Net interest income after provision for loan losses	1,966	1,915	5,659	5,593
Noninterest Income
Mortgage servicing income (expense)	(2)	93	149	260
Service charges on deposit accounts	156	171	489	487
Other service charges and fees	73	70	199	193
Gain on sale of loans	134	88	331	217
Gain on sale of investment securities available for sale	15	-	15	-
Total noninterest income	376	422	1,183	1,157
Noninterest Expense
Compensation and benefits	1,150	1,084	3,409	3,331
Occupancy and equipment	369	332	1,064	995
Data processing	70	70	203	208
Professional and consulting fees	117	84	425	364
Marketing and public relations	70	50	181	166
Real estate owned and repossessed assets, net	(13)	36	237	22
FDIC assessment	54	55	208	224
Other	322	262	855	734
Total noninterest expense	2,139	1,973	6,582	6,044
Income before provision for income taxes	203	364	260	706
Provision for income taxes	80	-	104	-
Net income	$123	$364	$156	$706
Preferred stock dividend and discount accretion
Preferred stock dividends	60	$60	180	$181
Preferred stock discount accretion	18	17	54	51
Net income (loss) available to common shareholders	$45	$287	$(78)	$474
Income (Loss) per common share:
Basic	$0.07	$0.44	$(0.12)	$0.72
Diluted	0.06	0.39	$(0.12)	$0.65

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income (loss) available to common shareholders	$45	$287	$(78)	$474
Other comprehensive income (loss)
Net unrealized gains on investment securities available for sale, net of tax	11	36	33	46
Reclassification adjustment for net gains on sale of investment securities available for sale realized in earnings (net of tax expense $6 for the three months ended September 30, 2012, and net of tax expense of $6 for the nine months ended September 30, 2012)	(9)	-	(9)	-
Comprehensive income (loss)	$47	$323	$(54)	$520

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Activities
Net income	$156	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	313
Gain on sale of loans	(331)	(217)
Fair value valuation adjustment mortgage servicing rights	96	7
Depreciation and amortization	218	207
Amortization of fees, discounts, and premiums, net	(92)	(133)
Stock compensation expense	8	12
(Gain) Loss on sale and impairment of real estate owned and repossessed assets	194	(39)
Gain on sale of investment securities available for sale	(15)	-
Loans originated for sale	(18,463)	(16,898)
Proceeds from sale of loans originated for sale	19,297	16,951
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	(2)	75
Other assets	(342)	654
Advances from borrowers for taxes and insurance	(478)	(403)
Interest payable	1	(28)
Accounts payable and accrued expenses	419	(496)
Other liabilities	(73)	137
Net cash provided by operating activities	833	848
Investing Activities
Purchase of investment securities available for sale	(258)	(4,119)
Proceeds from sale of investment securities available for sale	569	-
Maturities and principal repayments of investment securities available for sale, net	467	419
Proceeds from FHLB stock redemption	16	-
Loan originations, net of principal repayments	(2,979)	(3,666)
Proceeds from sale of real estate owned and repossessed assets	452	891
Purchase of premises and equipment	(1,064)	(116)
Net cash used in investing activities	(2,797)	(6,591)
Financing Activities
Net decrease in Federal Home Loan Bank advances	-	(2,000)
Net increase in demand and savings deposits	12,292	7,899
Net decrease in certificates of deposit	(4,112)	(3,526)
Cash dividends paid on preferred stock	(180)	(300)
Net cash provided by financing activities	8,000	2,073
Increase (Decrease) in cash and cash equivalents	6,036	(3,670)
Cash and cash equivalents at beginning of period	11,058	21,023
Cash and cash equivalents at end of period	$17,094	$17,353
Supplemental information:
Cash paid for interest	$430	$561
Net cash paid for (received from) income taxes	320	(222)
Loans foreclosed and transferred to real estate owned and repossessed assets	156	435
Net change in fair value of securities available for sale, net of tax	24	46
Accrued dividends on Series A preferred stock issued to United States Department of Treasury
in Troubled Asset Relief Program Capital Purchase Plan	31	31

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for an entire year or any other period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2012 for potential recognition and disclosure.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  The unpaid principal balance of loans serviced for others at September 30, 2012 and December 31, 2011 were $138.0 million and $138.5 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with Accounting Standards Codification (“ASC”) 860-50, Servicing Assets and Liabilities, which provides an election to record changes in fair value to be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to update the estimate of fair value of the MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the annual valuation of the MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Key assumptions used in measuring the fair value of the MSR as of September 30, 2012 and 2011 were as follows:

(in thousands)	September 30,
	2012	2011
Constant prepayment rate	18.56%	16.83%
Discount rate	8.08%	7.94%
Weighted average life (years)	23.6	23.9

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Balance beginning of period	$1,085	$1,235	$1,098	$1,242
Change in fair value:
Due to additions to servicing assets	78	43	253	111
Due to payoffs of servicing assets	(76)	(43)	(215)	(111)
Fair value adjustment	(85)	-	(134)	(7)
Total change in fair value	(83)	-	(96)	(7)
Balance end of period	$1,002	$1,235	$1,002	$1,235

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at September 30, 2012 and December 31, 2011.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,970	$-	$1,970	$-
Municipal securities	1,417	-	1,417	-
U.S. government agencies	1,581	-	1,581	-
Mortgage servicing rights	1,002	-	-	1,002

Non-recurring:
Impaired loans	1,946	-	-	1,946
Real estate owned and repossessed assets	390	-	-	390

December 31, 2011:
Recurring:
Available for sale securities:
Mortgage-backed securities	$2,421	$-	$2,421	$-
Municipal securities	1,706	-	1,706	-
U.S. government agencies	1,587	-	1,587	-
Mortgage servicing rights	1,098	-	-	1,098

Non-recurring:
Impaired loans	2,045	-	-	2,045
Real estate owned and repossessed assets	880	-	-	880

For the three months ended September 30, 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring (MSR) and non-recurring (impaired loans and real estate owned and repossessed assets) basis were as follows:

(in thousands)	Mortgage Servicing Rights	Impaired Loans	Real Estate Owned and Repossessed Assets
Balance as of June 30, 2012	$1,085	$1,982	$258
Additions to servicing assets, net	2	-	-
Principal repayments	-	(36)	-
Proceeds from sale of real estate owned and repossessed assets	-	-	(41)
Loans foreclosed and transferred to real estate owned and repossessed assets	-	-	156
Fair value adjustment	(85)	-	-
Impairment and loss on sale of real estate owned and repossessed assets, net	-	-	17
Balance as of September 30, 2012	$1,002	$1,946	$390

For the nine months ended September 30, 2012, the changes in Level 3 assets and liabilities measured at fair value on a recurring (MSR) and non-recurring (impaired loans and real estate owned and repossessed assets) basis were as follows:

(in thousands)	Mortgage Servicing Rights	Impaired Loans	Real Estate Owned and Repossessed Assets
Balance as of January 1, 2012	$1,098	$2,045	$880
Additions to servicing assets, net	38	-	-
Principal repayments	-	(99)	-
Proceeds from sale of real estate owned and repossessed assets	-	-	(452)
Loans foreclosed and transferred to real estate owned and repossessed assets	-	-	156
Fair value adjustment	(134)	-	-
Impairment and loss on sale of real estate owned and repossessed assets, net	-	-	(194)
Balance as of September 30, 2012	$1,002	$1,946	$390

The following table presents the total losses resulting from nonrecurring fair value adjustments for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2011	2011
Impaired loans *	$96	$668
Real estate owned and repossessed assets	-	1
Total	$96	$669

*Amounts include specific reserves on impaired loans at September 30, 2011.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input
Mortgage servicing rights	$1,002	Discounted Cash Flow	Weighted Average Constant Prepayment Rate	19.0%
			Weighted Average Discount Rate	8.0%

Impaired loans	1,946	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	390	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

The following table sets forth the estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

(in thousands		Fair Value Measurements at September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$17,094	$17,094	$-	$-	$17,094
Investment securities available for sale	4,968	-	4,968	-	4,968
Federal Home Loan Bank stock	1,768	-	1,768	-	1,768
Loans, including held for sale, net	150,927	-	-	136,992	136,992
Interest receivable	587	-	587	-	587
Mortgage servicing rights	1,002	-	-	1,002	1,002

Financial Liabilities
Demand and savings deposits	125,903	-	125,903	-	125,903
Certificates of deposit	29,478	-	-	29,308	29,308
Federal Home Loan Bank advances	3,000	-	-	3,273	3,273
Interest payable	132	-	132	-	132

(in thousands		Fair Value Measurements at December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,058	$11,058	$-	$-	$11,058
Investment securities available for sale	5,714	-	5,714	-	5,714
Federal Home Loan Bank stock	1,784	-	1,784	-	1,784
Loans, including held for sale, net	148,742	-	-	129,941	129,941
Interest receivable	585	-	585	-	585
Mortgage servicing rights	1,098	-	-	1,098	1,098

Financial Liabilities
Demand and savings deposits	113,611	-	113,611	-	113,611
Certificates of deposit	33,590	-	-	33,888	33,888
Federal Home Loan Bank advances	3,000	-	-	3,111	3,111
Interest payable	131	-	131	-	131

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and included in the table are impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.  Impaired loans with a specific valuation allowance were $2.4 million at September 30, 2012 and $2.5 million at December 31, 2011 with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $390,000 in real estate owned and repossessed assets at September 30, 2012, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  The fair value of real estate owned is determined by appraisal of the property, less estimated costs related to liquidation of the asset.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the asset.  Fair value adjustments on real estate owned and repossessed assets are recognized in noninterest expense.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
Mortgage-backed securities:	$1,837	$133	$-	$1,970
Municipal securities:	1,354	63	-	1,417
U.S. government agencies	1,568	13	-	1,581
Total	$4,759	$209	-	$4,968

December 31, 2011:
Mortgage-backed securities:	$2,303	$118	$-	$2,421
Municipal securities:	1,668	38	-	1,706
U.S. government agencies	1,575	13	(1)	1,587
Total	$5,546	$169	$(1)	$5,714

There are no available for sale securities that are in an unrealized loss position at September 30, 2012.

Available for sale securities at December 31, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$499	$(1)	$-	$-	$499	$(1)

There were no securities with unrealized losses at September 30, 2012 and one security at December 31, 2011 which was an agency security issued by a U.S. government agency; collectability of principal and interest of these securities is considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at September 30, 2012 or December 31, 2011.

The fair value and amortized cost of investment securities at September 30, 2012 is presented in the following table by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Backed Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$6	$5	-	-	$500	$500
Maturing between 5 and 10 years	292	281	1,417	1,354	1,081	1,068
Maturing beyond 10 years	1,672	1,551	-	-	-	-
Total	$1,970	$1,837	$1,417	$1,354	$1,581	$1,568

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at September 30, 2012 was $4.8 million and $5.0 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2011 were $5.5 million and $5.7 million, respectively.

There was one sale of securities during the nine months ended September 30, 2012 resulting in gain on sale of investment securities available for sale of $15,000.

At September 30, 2012 the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.  In October 2010, the FHLB entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (Finance Agency). The Stipulation and Consent provides that the FHLB of Seattle agrees to a Consent Order issued by the Finance Agency, which requires the bank to take certain specified actions related to its business and operations. During 2012, the FHFA designated FHLB to be adequately capitalized and FHLB repurchased some of its outstanding capital stock.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment in FHLB stock.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	September 30, 2012	December 31, 2011
Real estate:
Permanent:
One- to four-family	$22,163	$24,554
Multifamily	3,032	2,951
Commercial nonresidential	71,248	70,926
Land	8,299	8,435
Construction:
One- to four-family	2,903	1,103
Commercial nonresidential	1,737	2,042
Commercial business	24,557	19,197
Consumer:
Home equity	9,907	11,532
Boat	4,657	5,011
Automobile	783	913
Other	1,168	1,102
Total loans	$150,454	$147,766

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

Impaired loans are set forth in the following table as of September 30, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$223	$223	$-	$223	$-
Multifamily	-	-	-	-	-
Commercial nonresidential	7,363	4,663	2,419	7,082	473
Land	2,021	2,021	-	2,021	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,535	1,535	-	1,535	-
Consumer:
Home equity	60	60	-	60	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$11,202	$8,502	$2,419	$10,921	$473

Impaired loans are set forth in the following table as of December 31, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$-
Multifamily	659	659	-	659	-
Commercial nonresidential	7,479	4,877	2,518	7,395	473
Land	2,237	2,224	-	2,224	-
Construction:

One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	1,626	1,626	-	1,626	-
Consumer:
Home equity	123	76	-	76	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$12,124	$9,462	$2,518	$11,980	$473

The following table presents interest income recognized and average recorded investment of impaired loans for the period ended:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$223	$-	$75
Multifamily	-	-	6	666
Commercial nonresidential	73	7,126	84	8,009
Land	26	2,114	21	2,067
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	3	1,546	6	1,898
Consumer:
Home equity	-	60	-	41
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	-	-
Total	$102	$11,069	$117	$12,756

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$149	$-	$37
Multifamily	5	218	17	333
Commercial nonresidential	212	7,209	351	8,277
Land	62	2,150	80	2,044
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	14	1,578	51	1,290
Consumer:
Home equity	1	53	2	21
Boat	-	-	-	-

Automobile	-	-	-	-
Other	-	-	1	21
Total	$294	$11,357	$502	$12,023

Nonaccrual loans at September 30, 2012 and December 31, 2011, were as follows:

	September 30,	December 31,
(in thousands)	2012	2011
Commercial business	$1,549	$1,449
Real Estate:
One- to four-family	223
Commercial nonresidential	3,802	957
Land	-	202
Consumer:
Home equity	60	37
Total	$5,634	$2,645

Troubled Debt Restructurings.  Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The Company accounts for troubled debt restructurings in accordance with ASU No. 2011-02.  Troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  As of September 30, 2012 and December 31, 2011, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $9.0 million and $9.6 million, respectively.  Included in these amounts, the Company had $4.4 million and $9.6 million of troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of September 30, 2012:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	11	$3,280	$3,802	$7,082
Land	1	400	-	400
Commercial business	3	108	1,427	1,535
Total	15	$3,788	$5,229	$9,017

The following table presents the accrual status of troubled debt restructurings as of December 31, 2011:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
Commercial nonresidential	11	$6,438	$957	$7,395
Land	3	400	202	602
Commercial business	4	177	1,427	1,604
Consumer:
Home equity	1	40	-	40
Total	19	$7,055	$2,586	$9,641

There were no newly restructured loans that occurred during the three months ended September 30, 2012.

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2012:

(dollars in thousands)	Number of Contracts	Payment Modification
Real Estate:
Commercial nonresidential	1	$532

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011:

Three months Ended September 30, 2011
(in thousands)	Term Modification
Land	$400

Nine months Ended September 30, 2011
(in thousands)	Term Modification
Real Estate:
Commercial nonresidential	$2,009
Land	400
Total	$2,409

There was one commercial business loan for $1.4 million and four commercial non-residential loans totaling $3.2 million modified as troubled debt restructuring within the previous 12 months for which there was a payment default.

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy requires six months of payment performance in order for the loan to return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of September 30, 2012 were as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four- family	$149	$-	$223	$372	$21,791	$22,163	$-
Multifamily	-	-	-	-	3,032	3,032	-
Commercial nonresidential	750	3,725	807	5,282	65,966	71,248	-
Land	-	-	-	-	8,299	8,299	-
Construction:
One- to four- family	-	-	-	-	2,903	2,903	-
Commercial nonresidential	-	-	-	-	1,737	1,737	-
Commercial business	111	-	1,426	1,537	23,020	24,557	-
Consumer:
Home equity	9	-	60	69	9,838	9,907	-
Boat	-	-	-	-	4,657	4,657	-
Automobile	-	-	-	-	783	783	-
Other	-	-	-	-	1,168	1,168	-
Total	$1,019	$3,725	$2,516	$7,260	$143,194	$150,454	$-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four- family	$-	$-	$-	$-	$24,554	$24,554	$-
Multifamily	-	-	-	-	2,951	2,951	-
Commercial nonresidential	229	-	-	229	70,697	70,926	-
Land	-	-	-	-	8,435	8,435	-
Construction:
One- to four- family	-	-	-	-	1,103	1,103	-
Commercial nonresidential	-	-	-	-	2,042	2,042	-
Commercial business	-	-	-	-	19,197	19,197	-
Consumer:
Home equity	38	-	37	75	11,457	11,532	-
Boat	17	-	-	17	4,994	5,011	-
Automobile	8	-	-	8	905	913	-
Other	-	-	-	-	1,102	1,102	-
Total	$292	$-	$37	$329	$147,437	$147,766	$-

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

•
Rating 7:  These are “Substandard” loans which are no longer protected by adequate cash flow, net worth, or collateral.  There is a well-defined weakness that jeopardizes the repayment of the debt and subjects the institution to the possibility of loss.  Loans in this category may or may not have specific valuation allowance assigned to the loan depending on conditions.

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

The loan portfolio, segmented by risk range at September 30, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$21,896	$44	$223	$22,163
Multifamily	2,388	644	-	3,032
Commercial nonresidential	61,162	6,098	3,988	71,248
Land	6,278	-	2,021	8,299
Construction:
One- to four-family	2,903	-	-	2,903
Commercial nonresidential	1,737	-	-	1,737
Commercial business	22,048	628	1,881	24,557
Consumer:
Home equity	9,847	-	60	9,907
Boat	4,657	-	-	4,657
Automobile	783	-	-	783
Other	1,168	-	-	1,168
Total	$134,867	$7,414	$8,173	$150,454

The loan portfolio, segmented by risk range at December 31, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$24,506	$48	$-	$24,554
Multifamily	2,292	659	-	2,951
Commercial nonresidential	62,206	4,689	4,031	70,926
Land	5,879	333	2,223	8,435
Construction:
One- to four-family	1,103	-	-	1,103
Commercial nonresidential	2,042	-	-	2,042
Commercial business	16,524	1,118	1,555	19,197
Consumer:
Home equity	11,495	-	37	11,532
Boat	5,011	-	-	5,011
Automobile	913	-	-	913
Other	1,102	-	-	1,102
Total	$133,073	$6,847	$7,846	$147,766

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

Our methodology for assessing the appropriateness of the allowance for loan loss reserves consists of several key elements, which include specific allowances for individual loans, general loan loss reserves and an unallocated allowance.  The amount that is to be added to the allowance for loan losses is based upon a variety of factors.  An important component is a loss percentage set for each major category of loan that is based upon the Bank’s past loss experience.  In certain instances, the Bank’s own loss experience has been minimal, and the related loss factor is modified based on consideration of published national loan loss data.  The loss percentages are also influenced by economic factors as well as management experience.

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

The calculated reserve amount as re-evaluated by management is compared to the actual amount recorded in the allowance at the end of each quarter, and a determination is made as to whether the allowance is adequate or needs to be increased.  Management’s determination of adequacy may be reflected as an adjustment to the reserve that is unallocated to a major category of loan.    The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the general and specific allowances.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans (charged off) net of recoveries.

The following table details activity in the allowance for loan losses by class for the three months ended September 30, 2012.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four- family	$104	$(11)	$-	$-	$93	$-	$93
Multifamily	17	1	-	-	18	-	18
Commercial nonresidential	1,230	(106)	-	-	1,124	473	651
Land	13	32	(30)	-	15	-	15
Construction:
One-to-four- family	4	1	-	-	5	-	5
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	5	(2)	-	-	3	-	3
Commercial business	271	(133)	(19)	-	119	-	119
Consumer:
Home equity	37	(2)	-	-	35	-	35
Boat	30	(2)	-	-	28	-	28
Automobile	2	(1)	-	-	1	-	1
Other	2	-	-	-	2	-	2
Unallocated	129	283	-	-	412	-	412
Total allowance for loan losses	$1,844	$60	$(49)	$-	$1,855	$473	$1,382

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four- family	$92	$85	$-	$-	$177	$85	$92
Multifamily	3	2	-	-	5	-	5
Commercial non-residential	1,219	73	-	-	1,292	583	709
Land	10	3	-	-	13	-	13
Construction:
One-to-four- family	2	-	-	-	2	-	2
Commercial nonresidential	2	-	-	-	2	-	2
Commercial	580	(165)	-	-	415	-	415
Consumer:
Home equity	21	(2)	-	2	21	-	21
Boat	34	3	(2)	-	35	-	35
Automobile	4	(3)	-	-	1	-	1
Other	1	2	-	-	3	-	3
Unallocated	11	62	-	-	73	-	73
Total allowance for loan losses	$1,979	$60	$(2)	$2	$2,039	$668	$1,371

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$102	$(9)	$-	$-	$93
Multifamily	5	13	-	-	18
Commercial non-residential	1,223	67	(166)	-	1,124
Land	13	32	(30)	-	15
Construction:
One-to-four-family	2	3	-	-	5
Multifamily	-	-	-	-	-
Commercial nonresidential	4	(1)	-	-	3
Commercial	216	(78)	(19)	-	119
Consumer:
Home equity	26	46	(37)	-	35
Boat	34	(8)	-	2	28
Automobile	2	(1)	-	-	1
Other	3	(1)	-	-	2
Unallocated	235	177	-	-	412
Total allowance for loan losses	$1,865	$240	$(252)	$2	$1,855

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$73	$119	$(15)	$-	$177
Multifamily	14	(9)	-	-	5
Commercial non-residential	858	434	-	-	1,292
Land	11	2	-	-	13
Construction:
One-to-four-family	4	(2)	-	-	2
Multifamily	-	-	-	-	-
Commercial nonresidential	3	(251)	-	250	2
Commercial	537	(118)	(4)	-	415
Consumer:
Home equity	23	86	(90)	2	21
Boat	29	12	(6)	-	35
Automobile	4	(9)	-	6	1
Other	3	-	-	-	3
Unallocated	24	49	-	-	73
Total allowance for loan losses	$1,583	$313	$(113)	$256	$2,039

The Company’s recorded investment in loans as of September 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$223	$21,940	$22,163
Multifamily	-	3,032	3,032
Commercial nonresidential	7,082	64,166	71,248
Land	2,021	6,278	8,299
Construction:
One-to-four-family	-	2,903	2,903
Commercial nonresidential	-	1,737	1,737
Commercial business	1,535	23,022	24,557
Consumer:
Home equity	60	9,847	9,907
Boat	-	4,657	4,657
Automobile	-	783	783
Other	-	1,168	1,168
Total loans	$10,921	$139,533	$150,454

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

Note 6 – Capital Compliance

At September 30, 2012, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at September 30, 2012 and December 31, 2011:

(in thousands)	Capital	Capital Ratio
September 30, 2012:
Tier 1 Leverage Capital:
Actual	$20,181	11.28%
Required	7,159	4.00
Excess	$13,022	7.28%

Tier 1 Risk Based Capital:
Actual	$20,181	14.63%
Required	5,517	4.00
Excess	$14,664	10.63%

Total Risk-Based Capital:
Actual	$21,907	15.88%
Required	11,034	8.00
Excess	$10,873	7.88%

December 31, 2011:
Tangible Capital:
Actual	$20,209	11.81%
Required	2,567	1.50
Excess	$17,642	10.31%

Tier 1 Leverage Capital:
Actual	$20,209	11.81%
Required	6,846	4.00
Excess	$13,363	7.81%

Total Risk-Based Capital:
Actual	$21,843	16.71%
Required	10,458	8.00
Excess	$11,385	8.71%

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

	Three Months Ended September 30,
(in thousands except for per share data)	2012	2011
Net income	$123	$364
Preferred stock dividends	(60)	(60)
Preferred stock discount accretion	(18)	(17)
Net income available to common shareholders	$45	$287

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	91	75
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	745	729

Earnings per common share
Basic	$0.07	$0.44
Diluted	$0.06	$0.39

	Nine Months Ended September 30,
	2012	2011
Net income	$156	$706
Preferred stock dividend accrual	(180)	(181)
Preferred stock discount accretion	(54)	(51)
Net income (loss) available to common shareholders	$(78)	$474

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	81	76
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	736	731

Earnings (loss) per common share
Basic	$(0.12)	$0.72
Diluted	$(0.12)	$0.65

Options to purchase an additional 23,000 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the three and nine months ended September 30 2012 and 2011, respectively, because the warrant’s exercise price was less than the average market price of the Company’s common shares during those periods.

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

The Company may not declare or pay dividends on its Common Stock or, with certain exceptions, repurchase Common Stock without first having paid all cumulative preferred dividends that are due.  If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.  The Company has paid all dividends payable and deferred dividends payable through September 30, 2012 on its Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 9 – Commitments

Commitments to extend credit, including unused lines of credit, totaled $9.5 million and $10.6 million at September 30, 2012 and December 31, 2011, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $3.0 million and $4.2 million at September 30, 2012 and December 31, 2011, respectively.  These amounts are excluded from loan balances.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations by our banking regulators including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us in the Order entered into with the OTS, as determined by its successor, the Federal Reserve; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and implementing regulations that adversely affect our business including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules including changes related to Basel III; the time it may take to lease excess space in Company-owned buildings; future legislative changes in the United States Department of Treasury TARP Capital Purchase Program; and other risks detailed in our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Matters

On September 28, 2010, the Company each entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).  As a result of the elimination of the OTS on July 21, 2011, the Board of Governors of the Federal Reserve System (“FRB”), the Company’s new primary regulator, has continued to administer the Order.

Under the terms of the Order, the Company, without the prior written approval of the FRB, may not:

•	Pay dividends;
•	Repurchase shares of the Company’s outstanding Common Stock;
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business); and
•	Make payments on any existing debt.

Other material provisions of the Order require the Bank and the Company to:

•	develop a capital plan for preserving and enhancing capital levels that is acceptable to the Banking Regulators;
•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, acceptable to the Banking Regulators;
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the Banking Regulators;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order; and
•	prepare and submit progress reports to the Banking Regulators regarding compliance with the capital plan, business plan

The Order will remain in effect until modified or terminated by the FRB.

All customer deposits remain fully insured to the fullest extent permitted by the FDIC. The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.

For additional information regarding the terms of the Order, please see our Form 8-K that we filed with the SEC on October 4, 2010.  Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the Order.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  The most significant estimates are the allowance for loan losses, valuation of real estate owned and repossessed assets, valuation of deferred tax assets and valuation of mortgage servicing rights.  Actual results may differ from these estimates under different assumptions or conditions.

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

As of September 30, 2012 and December 31, 2011, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of $496,000 and $544,000, respectively.  As of September 30, 2012 and December 31, 2011 the Company had a total valuation allowance of $94,000 against its deferred tax asset of $590,000 and $638,000, respectively, due to uncertainty about the Company’s ability to generate sufficient taxable income in the near term. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

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

Recent Accounting Pronouncements

In September 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections:  Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.   This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, “Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification,” Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU 2010-22,Accounting for Various Topics.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

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

Financial Condition

Total assets of the Company at September 30, 2012 were $180.1 million, an increase of $8.0 million or 4.6%, from $172.1 million at December 31, 2011.  The increase is primarily the result of an increase in loans and cash and cash equivalents.

Loans (excluding loans held for sale and the allowance for loan losses) were $150.5 million at September 30, 2012, a $2.7 million, or 1.8%, increase from $147.8 million at December 31, 2011.  Commercial business loans increased $5.4 million, or 27.9%, to $24.6 million offset by a decline in permanent one-to-four family loans of $2.4 million, or 9.7%.  Loans held for sale were $473,000 at September 30, 2012, a $503,000 decrease from $976,000 at December 31, 2011.

Deposits increased $8.2 million, or 5.6%, to $155.4 million at September 30, 2012, compared with $147.2 million at December 31, 2011.  The increase is primarily the result of a seasonal increase in demand deposit accounts and money market accounts.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  There were no CDARS deposits included in certificates of deposit at September 30, 2012 and there were $377,000 of CDARS deposits included in certificates of deposit at December 31, 2011.

Total shareholders’ equity increased by $8,000, or 0.04% and was $20.6 million at September 30, 2012 compared with $20.5 million at December 31, 2011.  The change in shareholders’ equity during the nine months ended September 30, 2012 was primarily attributable to net income of $156,000 offset by preferred stock dividends of $180,000 and preferred stock discount accretion of $54,000.

Results of Operations

Net Income.  Net income excluding the preferred stock dividend and discount accretion for the third quarter of 2012 and 2011 was $123,000 and $364,000, respectively.  After preferred stock dividend and discount accretion of $78,000 and $77,000, net income available to common shareholders for the third quarter of 2012 and 2011 was $45,000 and $287,000, or $0.06 and $0.39 per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011	Income Incr. (Decr.)	2012	2011	Income Incr. (Decr.)

Net interest income	$2,026	$1,975	$51	$5,899	$5,906	$(7)
Noninterest income	376	422	(46)	1,183	1,157	26
Provision for loan losses	(60)	(60)	-	(240)	(313)	73
Noninterest expense	(2,139)	(1,973)	(166)	(6,582)	(6,044)	(538)
Income before provision for income tax	203	364	(161)	260	706	(446)
Provision for income tax	(80)	-	(80)	(104)	-	(104)
Net income	$123	$364	$(241)	$156	$706	$(550)

Net Interest Income.  Net interest income for the third quarter of 2012 increased $51,000 compared with the third quarter of 2011.  Average loans increased $5.6 million, or 3.8%, to $152.7 million for the third quarter of 2012 compared to $147.1 million for the third quarter of 2011.  At the same time, the yield on loans decreased 20 basis points (“bp”) for the third quarter of 2012 to 5.57% compared to 5.77% for the third quarter of 2011 as a result of a continued low interest rate environment and non-performing loans.  Average interest bearing deposits decreased $41,000, or 0.04%, to $116.2 million for the third quarter of 2012 compared to $116.3 million for the third quarter of 2011.  The cost of average interest bearing liabilities declined nine bp to 0.38% for the third quarter of 2012 compared to 0.47% for the third quarter of 2011.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased one bp to 4.91% for the third quarter 2012 compared to 4.92% for the third quarter of 2011.

Provision for Loan Losses.  The provision for loan losses was $60,000 for the third quarter of 2012 and 2011.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge offs were $49,000 for the third quarter of 2012.  There were no net loan charge offs for the third quarter of 2011.

Noninterest Income.  Noninterest income for the third quarter of 2012 decreased $46,000, or 10.9%, to $376,000 compared with $422,000 for the third quarter of 2011.  The decrease is primarily in mortgage servicing income due to the fair value adjustment to mortgage servicing rights of $(85,000).

Noninterest Expense.   Noninterest expense for the third quarter of 2012 increased $166,000, or 8.4%, to $2.1 million compared to $2.0 million for the comparable period in 2011.  The increase was primarily related to an increase in compensation and benefits expense and other expenses.

Provision for income taxes:  Provision for income taxes was $80,000 for the third quarter of 2012.  There was no provision for income taxes for the third quarter of 2011.

Asset Quality

Nonaccrual loans were $5.6 million at September 30, 2012 compared with $2.6 million at December 31, 2011.  The increase is due primarily to two commercial nonresidential loans totaling $2.4 million to the same borrower that were troubled debt restructurings deemed to be impaired and were placed on nonaccrual status due to a decline in the borrowers’ net worth and global cash flow.

Loans with balances totaling $10.9 million at September 30, 2012 and $12.0 million at December 31, 2011 were considered to be impaired.  At September 30, 2012 and December 31, 2011, there were 18 and 23 impaired loans, respectively.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $473,000 were specifically reserved on impaired loans at September 30, 2012 and December 31, 2011.

The following table reflects loan balances considered to be impaired by asset type at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
(in thousands)	2012	2011
Commercial non residential	$7,082	$7,395
Permanent one- to four-family	223	-
Permanent multifamily	-	659
Land	2,021	2,224
Consumer	60	76
Commercial business	1,535	1,626
Total impaired loans	$10,921	$11,980

At September 30, 2012, 95% of impaired loans totaling $10.4 million included loans to seven borrowers.  Additional information regarding these borrowers, by market area as of September 30, 2012 is provided in the following table:

		Loan Balance September 30, 2012
Loan Type	Market Area	(in thousands)
Land	Alaska	$2,021
Commercial business	Alaska	1,427
Commercial real estate	Alaska	1,382
Commercial real estate	Idaho	1,887
Commercial real estate	Alaska	2,319
Commercial real estate	Alaska	803
Commercial real estate	Idaho	532
Total – Impaired loans of seven largest credit relationships		$10,371

The Bank had $390,000 and $880,000 of real estate owned and repossessed assets at September 30, 2012 and December 31, 2011, respectively.  The decrease is due to the sale and final charge off of real estate owned from one of the remaining out of state problem credits and additional impairment on another out of state real estate owned property, offset with two loans foreclosed and transferred to real estate owned and repossessed assets.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels believed to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $45.0 million at September 30, 2012, of which $40.0 million was unused.    At September 30, 2012, there was $3.0 million outstanding on the line and an additional $2.0 million of the borrowing line was committed to secure public deposits.  There was $3.0 million outstanding on the line at December 31, 2011.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents increased $6.0 million to $17.1 million as of September 30, 2012, from $11.1 million as of December 31, 2011.  Net cash provided by operating activities was $833,000 for the nine months ended September 30, 2012.  Net cash of $2.8 million used in investing activities during the nine months ended September 30, 2012 consisted principally of loan originations, net of principal repayments and purchases of premises and equipment.  The $8.0 million of cash provided by financing activities during the nine months ended September 30, 2012 primarily consisted of a $12.3 million net increase in demand and money market deposits.

At September 30, 2012, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

In accordance with the Order, the Company is subject to regulatory capital requirements separate from its banking subsidiary.  The Company and the Bank exceeded all of its regulatory capital requirements at September 30, 2012.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2012, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings
From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At September 30, 2012, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

10.1	Employment Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with Christopher P. Bourque (9)
10.6	Alaska Federal Savings Bank 401(k) Plan (1)
10.7	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.8	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.9	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.10	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.11	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements (10)

________________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 24, 2012.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.
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

Alaska Pacific Bancshares, Inc.

November 14, 2012	/s/Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 14, 2012	/s/Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements