Form 10-K
period 2012-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2013-03-22
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of March 15, 2013, there were 655,415 issued and 654,486 outstanding shares of the registrant’s common stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the common stock on June 30, 2012, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $4.4 million (533,223 shares at $8.20 per share). For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Board of Governors of the Federal Reserve System (“FRB” or “Federal Reserve”) and our bank subsidiary by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments;[Duplicate of prior two factors] increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “we”, “our” or “us” refer to Alaska Pacific Bancshares, Inc. and our consolidated subsidiary, Alaska Pacific Bank.

Available Information

Alaska Pacific Bancshares, Inc. posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.alaskapacificbank.com.  These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC.  All of Alaska Pacific Bancshares, Inc’s SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  Business

General

            Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999.  At December 31, 2012, the Company had total assets of $182.1 million, total deposits of $156.5 million and stockholders’ equity of $20.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

            Alaska Pacific was founded as “Alaska Federal Savings and Loan Association of Juneau” in 1935 and changed its name to “Alaska Federal Savings Bank” in October 1993.  In connection with the Conversion, Alaska Pacific changed its name from “Alaska Federal Savings Bank” to its current title. The Bank, as a federally-chartered savings institution, is regulated by the OCC, its primary federal regulator and successor to the Office of Thrift Supervision (“OTS”), and the FDIC, as its deposit insurer. The Company is regulated by the FRB, its primary federal regulator.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund administered by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.

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

Participation in the U.S. Treasury’s Capital Purchase Program.

On February 9, 2009, the Company received $4.8 million from the U.S. Treasury Department (“Treasury”) as part of the Treasury’s Troubled Asset Relief (“TARP”) Capital Purchase Program.  The Company issued $4.8 million in Series A preferred stock, with a related warrant to purchase up to $717,150 in Company common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 175,772 shares of the Company’s common stock at a price of $4.08 per share at any time during the next ten years.  The Series A preferred stock pays a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company. The additional capital enhanced our capacity to support the communities we serve through expanded lending activities and economic development.  This capital also added flexibility in considering strategic opportunities that may be available to us as the financial services industry continues to consolidate.

On November 29, 2012, the Company's $4.8 million of Series A preferred stock issued to the Treasury was sold by the Treasury as part of its efforts to manage and recover its investments under TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to $717,150 in Company common stock.

Regulatory Matters

On September 28, 2010, the Company and the Bank each entered into an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).  As a result of the elimination of the OTS on July 21, 2011, the FRB, the Company’s new primary bank regulator, and the OCC, the Bank’s new primary bank regulator continued to administer the Company’s and Bank’s Order, respectively. On February 1, 2013 the Federal Reserve Bank of San Francisco terminated the Company’s Order. The Bank’s Order was previously terminated by the OCC on August 14, 2012.

Market Area

Alaska Pacific Bank‘s primary market areas are the communities of Juneau, Ketchikan and Sitka, located in the geographically unique region referred to as Southeast Alaska.  The region consists of over 35,000 square miles (approximately the size of the state of Indiana), and spans nearly 500 miles from Yakutat in the north to Prince of Wales Island to the south. The narrow strip of coastline and islands next to British Columbia is often referred to as the Alaskan Panhandle. Deep fjords, islands, glaciers and mountains preclude any road system from connecting the various communities so travel throughout the region is either by air or water. Alaska Airlines serves the larger cities, with dozens of private scheduled and charter float plane companies providing service for the smaller communities. The Alaska Marine Highway system provides scheduled vehicle and passenger service throughout the region, along with other smaller private vessels.  Freight comes into the region either by barge or by air.

According to the 2012 census data obtained from the State of Alaska Department of Labor, Southeast Alaska’s economic region is home to 74,423 residents in 14 communities.  The population of the region has remained very stable, with periods of decline during 2004-2007, with modest but consistent growth occurring through 2012.  The Bank’s three major markets of Juneau, Ketchikan and Sitka have a combined population of 55,854 (an increase of 893 people over 2011), which is 75% of the region’s total population. While the region shares similar economic characteristics there are diverse and unique industries from community to community.

The Bank directly serves the communities of Juneau, Ketchikan and Sitka with six retail offices, but has consumer and business customers throughout the entire region.  The Bank’s products and services are marketed by radio, newspaper and Internet, reaching all but the most remote locations.  The Bank, through its correspondent banking relationships in Anchorage and Fairbanks, has some business in the northern regions of the state, but does not do any direct marketing in those regions.

Historically, Southeast Alaska has been relatively immune from the direct impact of economic problems in the “lower 48.”  The region has demonstrated its stability over time missing the “booms” and avoiding the “busts” without significant swings in either direction.  While not totally immune, the region remained relatively insulated from the recent deep recession and did not experience the levels of unemployment or drop in real estate values felt in many other parts of the country.  As a primary example, according to the State of Alaska Department of Labor, the December 2012 unemployment rate for Juneau, the Bank’s largest market area, was 5.0% compared to 6.6% statewide and 7.8% nationwide.

Relative to housing, Juneau saw its greatest drop in values during 2008, which was 9%, but over 2009 and midway through the 2010, values had recovered by 4% for each of the periods, offsetting the 2008 decline.  According the Juneau Economic Council, during 2011, home values rose to their highest levels, surpassing the levels in place prior to the recession.

           Tourism, and more specifically the cruise ship industry, has returned to pre-recession levels with over one million ship-visitors visiting the region. This has a major impact on the many local businesses that are dependent on the tourism market with various retail stores, excursions and charters that define the Alaskan experience.  In Juneau, the Kensington Gold Mine is entering its second year of production adding a significant private sector employer to the local market.  The long established Greens Creek silver mine also continues as one of the largest private employers in the area. In Ketchikan, the Ketchikan Ship Yard continues with its expansion program, with mineral exploration (gold and rare earth minerals) in and around the Ketchikan area also creating economic growth that we believe will prove to be a long-term boost to the region.

Alaska Pacific Bank’s branching system starts in Juneau where the Bank has its administrative headquarters and largest banking office, one other full service branch and a retail mortgage office (Alaska Pacific Mortgage).  The City and Borough of Juneau encompasses 3,248 square miles, of which 704 square miles is water and 928 square miles are ice fields.  While serving as a major transportation hub for all of Southeast Alaska, Juneau has fewer than 191 miles of road.  Juneau had an estimated population of 32,290 as of the end of 2012.  Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining.  Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy.  According to the Alaska Department of Labor, the top ten largest employers in Juneau at the end of 2010 were the State of Alaska, Juneau School District, Juneau City & Borough, Bartlett Regional Hospital, University of Alaska, REACH, Inc., Fred Meyer Inc., Southeast Alaska Regional Health Consortium (SEARHC), Hecla Greens Creek Mining Company, Coeur Alaska (Kensington gold mine), and the Central Council of Tlingit & Haida.

            Two full service offices of Alaska Pacific are located in Ketchikan, which has an estimated population of approximately 13,938 according to the U.S. Census Bureau.  Ketchikan is an industrial center and a major port of entry into Southeast Alaska. Ketchikan’s key economic industries are a large fishing fleet, fish processing facilities, timber and wood products manufacturing, and tourism. The largest employers in the Ketchikan Gateway Borough include the city and state government, Ketchikan General Hospital, the Ketchikan Gateway School District, the Ketchikan Ship Yard and the federal government.

            One full service office of Alaska Pacific is located in Sitka, which has an estimated population of approximately 9,084 according to the U.S. Census Bureau. Sitka is located on the west coast of Baranof Island on Sitka Sound.  The primary economic sources in Sitka are fishing, fish processing, tourism, government, transportation, and retail and health care services.  The largest employers in Sitka include the Southeast Alaska Regional Health Corp., the Sitka Borough School District, city, state and federal governments and the Sitka Community Hospital.  Other Sitka employers include the Alaska State Trooper Training Academy and numerous businesses involved in commercial and sport fishing and tourism.

Lending Activities

            General.  At December 31, 2012, Alaska Pacific’s loan portfolio (excluding loans held for sale) was $148.4 million, or 81% of total assets at that date.  Alaska Pacific originates conventional mortgage loans, construction loans, commercial real estate loans, land loans, consumer loans and commercial business loans.  Over 75% of Alaska Pacific’s loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market area.

            Loan Portfolio Analysis.  The following table sets forth the composition of Alaska Pacific’s loan portfolio as of the dates indicated.  Loan balances are net of undisbursed loan proceeds, deferred fees and unearned discounts, and do not include loans held for sale.

(dollars in thousands) December 31,	2012		2011
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One-to-four-family	$21,433	14.45%	$24,554	16.62%
Multifamily	3,008	2.03	2,951	2.00
Commercial non-residential	73,447	49.50	70,926	48.00
Total permanent	97,888	65.98	98,431	66.61
Land	8,107	5.46	8,435	5.71
Construction:
One-to-four-family	2,410	1.62	1,103	0.75
Commercial non-residential	607	0.41	2,042	1.38
Total construction	3,017	2.03	3,145	2.13
Commercial business	23,245	15.67	19,197	12.99
Consumer:
Home equity	9,115	6.14	11,532	7.80
Boat	4,772	3.22	5,011	3.39
Automobile	773	0.52	913	0.62
Other	1,453	0.98	1,102	0.75
Total consumer	16,113	10.86	18,558	12.56
Total loans	$148,370	100.00%	147,766	100.00%
Less:
Allowance for loan losses	1,876		1,865
Loans, net	$146,494		$145,901

            One-to-four-family Real Estate Lending.  Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area.  At December 31, 2012, $21.4 million, or 14.5%, of Alaska Pacific’s total loan portfolio consisted of these loans.  Alaska Pacific originated $37.2 million and $20.3 million of one-to-four-family residential mortgage loans of which $34.5 and $17.5 were originated for sale during the years ended December 31, 2012 and 2011, respectively.

            Generally, Alaska Pacific’s fixed-rate one-to four-family mortgage loans have maturities of 15 and 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  Generally, Alaska Pacific originates these loans under terms, conditions and documentation which permits them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal National Mortgage Association (“Fannie Mae”) and the Alaska Housing Finance Corporation (“AHFC”), a state agency that provides affordable housing programs.  Alaska Pacific’s fixed-rate loans customarily include “due on sale” clauses, which gives the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not paid.

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2012, $3.2 million, or 15.1%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans.  Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years and typically adjust annually thereafter.

            Alaska Pacific originates one-to-four-family mortgage loans under Freddie Mac, Fannie Mae, the Federal Housing Administration, the Veterans Administration, and AHFC programs. Alaska Pacific generally sells most of these loans in the secondary market, with servicing retained.  This means that Alaska Pacific retains the right to collect principal and interest payments on the loans and forward these payments to the purchaser of the loan, maintain escrow accounts for payment of taxes and insurance and perform other loan administration functions.  See “Loan Originations, Sales and Purchases.”  Alaska Pacific also uses a larger private mortgage investor as an additional source for funding mortgages.

Some of the one- to four-family residential mortgage loans we retain in our portfolio consist of loans that are "non-conforming" because they do not satisfy acreage limits, income, credit or various other requirements imposed by government sponsored agencies or other secondary market purchasers.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy government sponsored agencies credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to government sponsored agencies guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy a need in our market area.  As a result, subject to market conditions, we intend to continue to originate these types of loans.

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

           Land Lending.  Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence.  These loans generally have terms of up to 12 years and can be either fixed-rate or floating rate loans.  Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually.  At December 31, 2012 and 2011, land loans amounted to $8.1 million and $8.4 million, respectively.  The $300,000 decrease in land loans was primarily attributable to a decrease in commercial land loans.

            Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, Alaska Pacific may be confronted with a property value that is insufficient to assure full repayment of the loan.

            Construction Lending.  At December 31, 2012, construction loans amounted to $3.0 million, or 2.0% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area.  This compares with $3.1 million, or 2.1% of the total loan portfolio at December 31, 2011.  The $100,000 decrease was attributable to a decrease in demand for commercial non-residential construction loans offset with an increase in market demand for residential construction loans.

At December 31, 2012, $3.0 million of our construction loan portfolio consisted of loans requiring interest only payments of which $1.5 million or 50% of the total construction loans were relying on the interest reserve to make this payment.  As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

Construction loans are made for terms of nine to 18 months and are made at fixed or adjustable rates with interest payable monthly. Alaska Pacific originates construction loans to individuals who have a contract with a builder for the construction of their residence. Alaska Pacific typically requires that permanent financing with Alaska Pacific or some other lender be in place prior to closing any construction loan to an individual.  Alaska Pacific generally underwrites these loans, which typically convert to a fully amortizing adjustable- or fixed-rate loan at the end of the construction term, according to the underwriting standards for a permanent loan.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders.  One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial non-residential and multifamily construction loans have generally ranged from $500,000 to $2.5 million.  At December 31, 2012, the largest commercial non-residential construction loan was $1.4 million for remodeling a non-residential building located in our market area, which was performing in accordance with its repayment terms.

            Multifamily and Commercial Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial non-residential real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties.  These loans generally range in size from $100,000 to $2.5 million and at December 31, 2012 the largest loan totaled $2.5 million and was performing in accordance with its repayment terms. At December 31, 2012, Alaska Pacific had $3.0 million of multifamily residential and $73.4 million of commercial non-residential real estate loans, or 2.0% and 49.5%, respectively, of the total loan portfolio at this date.  Multifamily and commercial real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and an adjustment rate equal to the prime rate plus a negotiated margin of 1% to 3%. In addition, many of these loans have interest rate floors ranging from 5.00% to 6.00%.  Alaska Pacific is increasingly using interest rate floors in the current low interest rate environment to protect or enhance yield.  While a majority of Alaska Pacific’s multifamily and commercial real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Colorado, California, and Idaho.

            Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides financing for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

            From time to time, Alaska Pacific purchases participations in multifamily and commercial real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $2.5 million.  Such loans are on similar terms and are underwritten by us utilizing the same underwriting standards as loans originated by Alaska Pacific.  Alaska Pacific’s lending policy limits participation loans by geographic region, loan type and lead lender concentrations.  Additionally, the Board of Directors must approve all participation loans.  Alaska Pacific monitors participation loans by maintaining consistent communication with lead lenders, receipt of status updates on each credit and by review of annual financial statements of the borrowers.

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

Future growth of commercial real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $83.2 million at December 31, 2012.

            Commercial Business Lending.  At December 31, 2012, commercial business loans amounted to $23.2 million, or 15.7% of total loans.  Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $36.4 million at December 31, 2012.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area.  Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with operating lines of credit made for one year or less renewed annually at an interest rate based on the prime rate, usually adding a margin of between one-half and three percentage points.  Such loans generally are originated in principal amounts between $100,000 and $1.0 million.  At December 31, 2012, the largest commercial business loan for $3.0 million was secured by equipment and inventory and was performing in accordance with its repayment terms.

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

            Alaska Pacific also makes commercial business loans secured by commercial charter boats and commercial fishing vessels. These loans have 10 to 15 year terms with an interest rate that adjusts based on the prime interest rate.  In connection with the loans on these boats, Alaska Pacific receives a ship’s preferred marine mortgage to protect its interest in the collateral. Alaska Pacific has also granted a flooring line to one boat dealer for the purchase of boats and other related marine equipment.

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

            Consumer Lending.  At December 31, 2012, consumer loans totaled $16.1 million, or 10.9% of total loans.  Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans.  In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences.  At December 31, 2012, home equity loans totaled $9.1 million, or 6.1% of the total loan portfolio, compared to $11.5 million, or 7.8% of the total loan portfolio at December 31, 2011.  Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment including the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest.  Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores.  Recently, with the slowdown in price appreciation or actual declines in values, homeowner’s equity in some high loan to value (LTV) home equity loans may have declined.  However, Alaska has not experienced the rapid declines in home prices experienced by many parts of the country where home prices rose much faster.

            At December 31, 2012, consumer boat loans amounted to $4.8 million, or 3.2%, of the total loan portfolio compared to $5.0 million, or 3.4% of the total loan portfolio at December 31, 2011.  Alaska Pacific offers boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats.  Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate.  Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on the borrower’s credit score.

            At December 31, 2012, automobile loans amounted to $773,000, or 0.5%, of the total loan portfolio, relatively unchanged from $913,000 or 0.6% of the total loan portfolio at December 31, 2011.  Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals.  These loans amounted to $1.5 million or 1.0%, of total loans at December 31, 2012, compared to $1.1 million, or 0.8%, of total loans at December 31, 2011.

            Alaska Pacific also requires title, fire and casualty insurance on secured consumer loans. The only title exception is for home equity loans under $50,000 where a property profile, obtained from a title company, indicates there are no liens or encumbrances not previously disclosed.

            Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans secured by rapidly depreciating assets such as automobiles or boats.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Further adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments.  Loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, deferred fees and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year
(in thousands) December 31, 2012	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One-to-four-family	$1,330	$2,765	$2,762	$4,396	$10,180	$21,433	$18,163	$1,940
Multifamily	376	803	877	952	-	3,008	2,632	-
Commercial non-residential	3,958	9,994	11,073	32,830	15,592	73,447	3,237	66,252
Land	1,461	2,977	3,021	558	90	8,107	1,014	5,632
Construction:
One-to-four-family	2,410	-	-	-	-	2,410	-	-
Commercial non-residential	607	-	-	-	-	607	-	-
Commercial business	2,388	5,187	5,788	9,882	-	23,245	2,676	18,181
Consumer:
Home equity	726	1,723	1,443	3,458	1,765	9,115	4,654	3,735
Boat	365	761	773	1,746	1,127	4,772	4,125	282
Automobile	243	384	131	15	-	773	530	-
Other	420	295	220	252	266	1,453	993	40
Total Loans	$14,284	$24,889	$26,088	$54,089	$29,020	$148,370	$38,024	$96,062

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

            Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer and Senior Commercial Loan Officer, each has authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio, and up to the purchasing agency limit if the loan is to be sold in the secondary market; multifamily and commercial real estate loans up to and including $300,000; commercial business loans up to and including $300,000 ($100,000 if unsecured); and consumer loans up to and including $300,000 ($100,000 if unsecured).  Alaska Pacific’s Senior Loan Committee, consisting of the Chief Executive Officer, Chief Credit Officer, and two senior lending officers, must approve loans in excess of these amounts up to and including $750,000.  The Directors’ Loan Committee must approve all loans in excess of the Senior Loan Committee’s approval authority up to 75% of Alaska Pacific’s legal lending limit. The Board of Directors must approve all loans in excess of the Directors’ Loan Committee’s approval authority.

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

            Pursuant to federal banking regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2012, the loans-to-one-borrower limitation for Alaska Pacific was $3.3 million, and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

            Loan Originations, Sales and Purchases.   Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, commercial real estate, multifamily and consumer loans.

Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs.  Correspondent lending involves the sale of one-to-four-family mortgages to private (non-government sponsored enterprises or GSE) institutional investors, usually with servicing rights released.  By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance.  At December 31, 2012, Alaska Pacific’s servicing portfolio was $138.8 million. For the year ended December 31, 2012, related servicing income, net totaled $295,000.

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

            In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors.  Alaska Pacific is able to invest these funds but is not required to pay interest on them.  At December 31, 2012, these escrow balances totaled $491,000.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2012	2011
Loans originated:
Real estate:
Permanent:
One-to-four-family	$37,176	$20,273
Multifamily	350	-
Commercial non-residential	9,940	18,950
Land	367	4,067
Construction:
One-to-four-family	6,554	2,414
Multifamily	-	-
Commercial non-residential	3,223	6,491
Commercial business	14,657	11,571
Consumer:
Home equity	1,358	930
Boat	864	1,420
Automobile	386	253
Other	2,236	2,379
Total loans originated	77,111	68,748
Loans purchased	-	-
Loans sold	(32,266)	(21,697)
Foreclosed loans	(156)	(543)
Principal repayments and other changes	(41,814)	(40,154)
Net decrease in loans and loans held for sale	$2,875	$6,354

One-to-four-family loans sold reflect loans sold primarily to Freddie Mac without recourse.  One-to-four-family mortgage loan originations increased in 2012 to $37.2 million, an 83.4% increase over the $20.3 million of such loans originated in 2011.  Commercial real estate loan originations increased in 2012 to $14.7 million, a 26.7% increase over the $11.6 million of such loans originated in 2011.  The decrease in commercial real estate originations was primarily attributable to a decrease in large balance loan originations in 2012 compared to four loans totaling $8.0 million that were originated in 2011 ranging in size from $1.6 million to $2.7 million and secured by commercial non-residential real estate.

A portion of Alaska Pacific’s originations in 2012 and 2011 represent refinancing of loans originally made by Alaska Pacific and other lenders.

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; generally, letters of credit are not offered. At December 31, 2012, Alaska Pacific had $15.9 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans.  For additional information on loan commitments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

            Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.”  Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan.  The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees associated with loans that are prepaid are recognized as income at the time of prepayment.  Alaska Pacific had $529,000 of net deferred loan fees at December 31, 2012.

            Nonperforming Assets and Delinquencies.  Alaska Pacific utilizes one loan collector that is a Bank employee to monitor the loan portfolio and communicate with customers concerning past due payments.  The size of the portfolio and historically low number of delinquent borrowers allow one individual to manage consumer, commercial and residential loans, including those loans serviced for other investors.  When a borrower fails to make a required payment, Alaska Pacific institutes collection procedures.  The process for monitoring consumer, commercial and residential loans is the same for each type of loan until foreclosure or repossession of the collateral.  Depending on the value or nature of the collateral, the loan servicing manager, senior lender or senior management directs any further action in consultation with the Bank’s legal counsel.

            Customers who miss a payment are mailed computer-generated notice 15 and 25 days after the payment due date.  If the customer does not pay promptly, the collector telephones the customer 20 days after the payment due date. After 35 days, the collector sends a demand letter, which outlines the demand process. Follow-up contacts are made between the 30th and 60th day, after which the collector sends a demand letter that specifies the action Alaska Pacific will take and the deadline for resolving the delinquency. While most delinquencies are cured promptly, the collector initiates foreclosure or repossession, according to the terms of the security instrument and applicable law, if the deadline in the 60-day letter is not met.

            Residential loans have a highly structured process for foreclosure.  In addition to Alaska Pacific’s residential loan portfolio, Alaska Pacific services real estate loans for other investors who in turn have their own requirements that must be followed.  Alaska Pacific evaluates consumer and commercial business loans individually depending on the nature and value of the collateral.

            Alaska Pacific places all loans that are past due 90 days or more on nonaccrual status and all previously accrued interest income is reversed, unless the loan is well secured and in the process of collection.  Alaska Pacific charges off consumer loans when it is determined they are no longer collectible.

            Alaska Pacific’s Board of Directors is informed monthly as to the status of all mortgage, commercial and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by Alaska Pacific.

            The following table sets forth information with respect to Alaska Pacific’s nonperforming assets and troubled debt restructurings at the dates indicated.

(dollars in thousands) December 31,	2012	2011
Loans accounted for on a nonaccrual basis:
Consumer	$8	$37
One-to-four-family	291	-
Commercial business	1,427	1,449
Commercial non-residential	3,953	1,159
Total	5,679	2,645
Accruing loans which are contractually past due 90 days or more	1,839	-
Total of nonaccrual and 90 days past due loans	7,518	2,645

Real estate owned and repossessed assets	344	880
Total nonperforming assets	$7,862	$3,525

Troubled debt restructurings	$9,212	$9,641

Nonaccrual and 90 days or more past due loans as a percentage of loans	5.07%	1.79%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	4.13%	1.54%

Nonperforming assets as a percentage of total assets	4.32%	2.05%

During the years ended December 31, 2012 and 2011, $234,000 and $75,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.  Nonaccrual loans increased $2.8 million from $2.6 million at December 31, 2011 to $5.4 million at December 31, 2012.  Most of the increase in non-performing loans related to two permanent commercial non-residential loans to one borrower totaling $2.4 million secured by hotels not located in Idaho.

            Real Estate Owned and Repossessed Assets.  Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold.  When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value less cost to sell.  Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2012, Alaska Pacific held real estate owned and repossessed assets of $344,000, which consisted entirely of real estate owned. This compares to $880,000 held in real estate owned and repossessed assets at December 31, 2011, which consisted entirely of real estate owned.

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

            At December 31, 2012 and 2011, the aggregate amounts of Alaska Pacific’s classified, special mention and repossessed assets, net of loan balances guaranteed, (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2012	2011
Doubtful	$473	$473
Substandard assets	6,714	6,255
Special mention	2,318	2,282
Other real estate owned and repossessed assets	344	880
Total classified loans, special mention loans and repossessed assets	$9,849	$9,890

At December 31, 2012 classified loans totaled $7.2 million compared to $6.7 million at December 31, 2011.  Loans classified as substandard increased $400,000 to $6.7 million at December 31, 2012 from $6.3 million at December 31, 2011 due to an increase in loans to borrowers where the primary source of repayment is lacking and the Bank is relying on a secondary source for repayment.  Total special mention loans were $2.3 million at both December 31, 2012 and December 31, 2011.

Impaired Loans.  Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All loans considered to be impaired are evaluated for impairment.  Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.  Loans with balances totaling $11.6 million at December 31, 2012 and $12.0 million at December 31, 2011 were considered to be impaired.  The $400,000 decrease in impaired loans was primarily due to an additional residential real estate loan offset by a multifamily real estate loan no longer classified as impaired. The total number of impaired loans was 21 and 22 as of December 31, 2012 and 2011, respectively.  Total specific reserves of $473,000 were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at both December 31, 2012 and 2011. As of December 31, 2012 and 2011, the recorded investment in receivables that had been modified in a troubled debt restructuring and that were impaired was $9.2 million, and $9.6 million, respectively.  Included in these amounts, were $6.5 million and $9.6 million of troubled debt restructurings as of December 31, 2012 and December 31, 2011, respectively, which were performing in accordance with their modified loan terms.

The following table reflects loan balances considered to be impaired by asset type at December 31, 2012 and 2011.

(in thousands) December 31,	2012	2011
One-to-four family	$291	$-
Multifamily real estate	-	659
Commercial non-residential	7,363	7,395
Land	2,021	2,224
Consumer	8	76
Commercial business	1,898	1,626
Total impaired loans	$11,581	$11,980

At December 31, 2012, 89% of impaired loans totaling $10.3 million included loans to six borrowers.  Additional information regarding these six borrowers, by market area as of December 31, 2012 is provided in the following table:

			Loan Balances December 31, 2012
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$2,021
Commercial Business	Commercial Secured	Alaska	1,427
Commercial Real Estate	Commercial Real Estate	Alaska	1,335
Commercial Real Estate	Commercial Real Estate	Idaho	2,399
Commercial Real Estate	Commercial Real Estate	Alaska	2,295
Commercial Real Estate	Commercial Real Estate	Alaska	801
Total – Impaired loans of six largest credit relationships			$10,278

Potential Problem Loans.  Potential problem loans are classified and special mention loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual loan category.  At December 31, 2012, Alaska Pacific had $2.0 million of loans, net of loan balances guaranteed, that were identified as potential problems consisting primarily of permanent commercial real estate loans located in Alaska.

Allowance for Loan Losses.   Alaska Pacific maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses increased $11,000, and is $1.9 million at both December 31, 2012 and December 31, 2011.  Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Asset Classification Committee reviews the following information:

•	All loans classified during the previous analysis.
•	Growth and composition of the portfolio.
•	Historical loan losses.
•	Past due loans.
•	Reports from Alaska Pacific’s managers and analysis of potential problem loans.
•	Current economic conditions.
•	Trends in Alaska Pacific’s delinquencies.

For additional information regarding the information reviewed by the Asset Classification Committee to determine the allowance for loan losses, see Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of December 31, 2012. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Since future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. For additional information, see the discussion included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses.” In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2012	2011
Allowance at beginning of period	$1,865	$1,583
Provision for loan losses	300	373
Charge-offs:
Permanent:
One-to-four-family	-	(99)
Multifamily	-	-
Commercial non-residential	(189)	(85)
Land	(46)	(18)
Construction:
One-to-four-family	-	-
Commercial non-residential	-	-
Commercial business	(19)	(4)
Consumer:
Home Equity	(37)	(137)
Boat	-	(6)
Auto	-	-
Total charge-offs	(291)	(349)
Recoveries:
Commercial business	-	-
Construction commercial	-	250
Consumer:
Home equity	-	2
Boat	2
Automobile	-	6
Total recoveries	2	258
Net charge-offs	(289)	(91)
Balance at end of period	$1,876	$1,865

Allowance for loan losses as a percentage of loans outstanding at the end of the period	1.26%	1.26%

Net charge-offs as a percentage of average loans outstanding during the period	0.19%	0.06%

Allowance for loan losses as a percentage of nonperforming loans at end of period	33.0%	70.51%

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,	2012			2011
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One-to-four-family	$93	0.43%	14.45%	$102	0.42%	16.62%
Multifamily	17	0.57	2.03	5	0.17	2.00
Commercial non-residential	1,117	1.52	49.50	1,223	1.72	48.00
Land	15	0.19	5.46	13	0.15	5.71
Construction:
One-to-four-family	4	0.17	1.62	2	0.18	0.75
Commercial non-residential	1	0.16	0.41	4	0.20	1.38
Commercial	107	0.46	15.67	216	1.13	12.99
Consumer:
Home equity	35	0.38	6.14	26	0.23	7.80
Boat	20	0.42	3.22	34	0.68	3.39
Automobile	1	0.13	0.52	2	0.22	0.62
Other	3	0.21	0.98	3	0.27	0.75
Unallocated	463	-	-	235	-	-
Total allowance for loan losses	$1,876	1.26%	100.00%	$1,865	1.26%	100.00%

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

            The following table sets forth the composition of Alaska Pacific’s investment portfolios at the dates indicated.

December 31,	2012			2011
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$891	$847	20.80%	$1,159	$1,112	20.05%
Freddie Mac	670	644	15.82%	1,018	992	17.88%
Ginnie Mae	207	166	4.08%	244	199	3.59%
Municipal securities	1,409	1,350	33.15%	1,706	1,668	30.08%
U.S. Government and agency:
Small Business Administration	1,076	1,065	26.15%	1,587	1,575	28.40%
Total investment securities available for sale	$4,253	$4,072	100.0%	$5,714	$5,546	100.0%

While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2012 and 2011, to allow flexibility in managing the portfolio.

            At December 31, 2012, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $1.1 million and the portfolio of mortgage-backed securities had an estimated fair value of $1.8 million.

            At December 31, 2012, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $1.7 million.  The mortgage-backed securities portfolio had coupon rates ranging from 1.8% to 9.0% and had a weighted average yield of 3.9% at December 31, 2012.

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

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment portfolios at December 31, 2012.

(dollars in thousands) as of December 31, 2012	Amortized Cost	Weighted Average Yield	Weighted Average Maturity (Yrs)
Mortgage backed securities	$1,657	3.85%	13.29
Municipal securities	1,350	3.96%	7.29
US government agencies	1,065	2.12%	8.57

            Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle.  The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances.  The carrying value of FHLB of Seattle stock totaled $1.8 million at December 31, 2012.  The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years.  During the year ended December 31, 2012, the Bank received a $32,000 stock redemption.  The Bank did not receive a dividend during the year ended December 31, 2012 or 2011.

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

In September 2012, the Finance Agency reclassified the Seattle Bank as "adequately capitalized." Although this capital classification change means that FHLB will no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, FHLB remains subject to the requirements stipulated in the Consent Arrangement.

Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  Management believes the U.S. government would almost certainly support the credit obligations of the FHLB System.  Alaska Pacific has determined there is not an other-than-temporary impairment on its FHLB of Seattle stock investment as of December 31, 2012.  For additional information, see Item 1.A.  “Risk Factors -- Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.”

Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2012.

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

            Deposit Accounts.  Alaska Pacific attracts deposits from within its primary market area through the offering of a broad selection of deposits as set forth in the following table.  In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns.  Alaska Pacific’s deposit mix and pricing is generally reviewed weekly by Chief Financial and Chief Operating Officer.  Deposits from municipalities and other public entities were $6.7 million at December 31, 2012.

At December 31, 2012, Alaska Pacific did not have any brokered deposits issued through the Certificate of Deposit Account Registry Service (“CDARS”).  Historically, CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits.  As a result, Alaska Pacific utilizes these deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle, when necessary.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as the sole stockholder of the Bank.  Substantially all of the Bank’s depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2012.

Weighted Average Interest Rate	Original Term	Category	Amount (in thou- sands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$36,684	$100	23.44%
0.04	N/A	Interest-bearing demand	34,357	100	21.96
0.23	N/A	Money market	32,932	100	21.05
0.10	N/A	Savings	23,738	100	15.17

		Certificates of Deposit
0.10	Seven days	Fixed-rate	33	2,000	0.02
0.20	One month	Fixed-rate	143	2,000	0.09
0.20	Two months	Fixed-rate	142	2,000	0.09
0.20	Three months	Fixed-rate	1,720	2,000	1.10
0.30	Six months	Fixed-rate	3,442	2,000	2.20
0.40	Nine months	Fixed-rate	660	2,000	0.42
0.66	One year	Fixed-rate	7,527	2,000	4.81
1.03	18 months	Fixed-rate	2,521	2,000	1.61
1.26	Two years	Fixed-rate	3,144	2,000	2.01
2.08	Three years	Fixed-rate	1,295	2,000	0.83
1.87	Four years	Fixed-rate	353	2,000	0.23
2.66	Five years	Fixed-rate	2,334	2,000	1.49
0.87	Gold minor one year	Fixed-rate	1,411	500	0.90
8.00	Deferred Comp one year	Fixed-rate	1,443	2,000	0.92
0.40	1 - 2-1/2 years	Variable-rate	2,602	2,000	1.66
0.34%		TOTAL	$156,481		100.00%

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2012			2011
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$36,684	23.44%	$4,936	$31,748	21.57%
Interest-bearing demand accounts	34,357	21.96	1,324	33,033	22.44
Money market deposit accounts	32,932	21.05	5,089	27,843	18.92
Savings accounts	23,738	15.17	2,751	20,987	14.26
Fixed-rate certificates which mature:
Within 1 year	19,838	12.67	(2,856)	22,694	15.41
After 1 year, but within 2 years	2,042	1.31	(1,780)	3,822	2.59
After 2 years, but within 5 years	4,287	2.74	186	4,101	2.79
Variable-rate certificates which mature:
Within 1 year	1,521	0.97	(401)	1,922	1.31
After 1 year, but within 2 years	655	0.42	(188)	843	0.57
After 2 years, but within 5 years	427	0.27	219	208	0.14
Total	$156,481	100.00%	$9,280	$147,201	100.00%

            Time Deposits Maturities and Weighted Average Rates. The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2012.

(in thousands) Year ending December 31,		Weighted Average Interest Rate
2013	$21,359	0.55%
2014	2,697	0.96%
2015	2,304	1.81%
2016	2,065	6.10%
2017 and thereafter	345	1.04%
Total	$28,770

The scheduled maturities of certificates of deposit of $100,000 and greater as of December 31, 2012 are as follows:

(in thousands)
Three months or less	$3,816
Over three months through six months	2,050
Six months through twelve months	2,211
Over twelve months	3,092
Total $100,000 and over	$11,169

29

Deposit Activities. The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2012	2011
Beginning balance	$147,201	$147,548

Net increase (decrease) before interest credited	8,826	(901)
Interest credited	454	554
Net increase (decrease) in deposits	9,280	(347)

Ending balance	$156,481	$147,201

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2012, Alaska Pacific had a borrowing capacity of approximately $44.7 million with the FHLB of Seattle, of which $41.7 million was unused compared with $40.0 million and $37.0 million, respectively, at December 31, 2011.  At December 31, 2012, there was $3.0 million outstanding on the line.

            The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2012	2011
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$4,000	$5,000
Average outstanding during the year	3,133	3,466
Balance outstanding at end of year	3,000	3,000

Approximate weighted average rate paid:
Average during the year	3.61%	3.92%
At end of year	3.73	3.73

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

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

            In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OCC.  Federal savings institutions are also generally authorized to branch nationwide.  At December 31, 2012, the Bank was in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of  $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At December 31, 2012, the Bank's lending limit under this restriction was $3.3 million and, at that date, the Bank had no loans to one borrower exceeding this amount except where guaranteed by a government agency, in whole or in part, and the guarantee reduces our exposure below the limitation.

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

            All savings institutions are required to pay assessments to the OCC to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC assessment for the year ended December 31, 2012 was $95,000.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At December 31, 2012, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement.  During the year ended December 31, 2012, the Bank received a $32,000 stock redemption from the FHLB of Seattle.

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

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2012, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2012, Alaska Pacific incurred $9,900 in FICO assessments.

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

            Capital Requirements. Federally insured savings institutions, such as Alaska Pacific Bank, are required to maintain a minimum level of regulatory capital.  The OCC has established capital standards, including a Tier 1 leverage ratio (or core capital) requirement and risk-based capital requirements applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OCC is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

            The capital standards require Tier 1 Leverage capital equal to at least 4% of adjusted total assets unless an institution’s supervisory condition is such to allow it to maintain a 3.0% ratio (“Tier 1 Leverage Capital Ratio”).  Tier 1 leverage capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income, plus certain intangible assets, including a limited amount of purchased credit card relationships.  At December 31, 2012, the Bank had Tier 1 leverage capital equal to $20.5 million, or 11.36% of adjusted total assets, which was $13.3 million above the minimum requirement of 4% in effect on that date.

            The OCC also requires savings institutions to have Tier 1 leverage capital equal to 4% of risk-weighted assets ("Tier 1 Risk-Based Capital Ratio").  At December 31, 2012, the Bank had Tier 1 risk-based capital of $20.5 million, or 14.92% of risk-weighted assets, which was $15.0 million above the minimum on that date.

The OCC risk-based requirement requires savings institutions to have total risk based capital of at least 8% of risk-weighted assets (“Total risk-based capital ratio”).  Total risk based capital consists of Tier 1 Leverage capital, as defined above and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OCC is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  For example, the OCC has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.  On December 31, 2012, the Bank had total risk-based capital of $22.2 million and risk-weighted assets of $137.4 million, or total capital of 16.17% of risk-weighted assets.  This amount was $11.2 million above the 8% requirement in effect on that date.

            The OCC and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements.  The OCC is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% Tier 1 Leverage capital ratio, a 4.0% Tier 1 risk-based capital ratio, or an 8.0% risk-based capital ratio.  Any such institution must submit a capital restoration plan and until the plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.  As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

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

            Qualified Thrift Lender Test.  All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2012, the Bank met the test, with a ratio of 91.3%.

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

            The OCC may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIC.  Based upon that determination, the FDIC or the OCC has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF.  If so, it may require that no SAIF member engage in that activity directly.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2012, the Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

            Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined in 2012 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

TAXATION

Federal Taxation

            General.  The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other companies with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The Company files a consolidated federal income tax return with the Bank.  Accordingly, any cash distributions made by the Company to its shareholders are considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank.

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

            Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which our adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on companies, including us, whether or not an Alternative Minimum Tax is paid.

            Dividends-Received Deduction.  We may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of companies. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated companies with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a company distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

            The Alaska state income tax rate applicable to us is based on a graduated tax rate schedule, with a maximum rate of 9.4% on income over $90,000. There have not been any audits of our state tax returns during the past five years.

Audits

            Our income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Subsidiary Activities

            As of December 31, 2012, the Company’s only subsidiary was the Bank.  Alaska Pacific did not have any active subsidiaries.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at December 31,	Position
Name	2012	Company	Bank
Craig E. Dahl	63	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	41	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

Christopher P. Bourque	61	--	Senior Vice President and
			Chief Operating Officer

Jay M. Halverson	52	--	Senior Vice President and
			Chief Credit Officer

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

Jay M. Halverson joined the Bank in April 2012.  Mr. Halverson previously held the positions of Senior Vice President and Chief Credit Officer for Park State Bank in Woodland Park, Colorado from 2009 until 2012 and Senior Vice President and Special Assets Officer for Pueblo Bank and Trust in Colorado Springs, Colorado from 2007 - 2009.

Personnel

            As of December 31, 2012, the Bank had sixty eight full-time and two part-time employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

            Alaska Pacific’s market share is approximately 10.3% of deposits in Southeast Alaska, according to the FDIC Deposit Market Share Report; however, this calculation does not include deposits held by credit unions.  If state-wide credit unions were included in this calculation as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less.  Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 54.7% of deposits.  Wells Fargo acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells Fargo, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

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

Our business may continue to be adversely affected by downturns in the national and local economy and the states where our out of market area loans are located.

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

Since the latter half of 2007, depressed economic conditions have prevailed in portions of the United States.  Although our primary market of Southeast Alaska has up to this point in time and based upon its geographic location and diverse resource-based economy not experienced the serious problems as those of markets in the lower-48 states, those states where the Bank has participation loans, specifically in the States of Washington, Oregon, Idaho, California, Minnesota and Colorado were adversely affected. If there were to be a further decline of the economic conditions in our primary market area or these states, this could have an adverse effect on our business, financial condition, results of operations and prospects.

Deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	we may increase our allowance for loan losses;
•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•
collateral for loans, especially real estate, may decline further in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	the amount of our low-cost or non-interest-bearing deposits may decrease; and
•	the price of our common stock may decrease.

As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by the Company, may have a more pronounced effect upon our business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

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

At December 31, 2012, we had $3.0 million of multifamily residential and $73.4 million of commercial non-residential real estate loans, representing 2.0% and 50.0%, respectively, of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.

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

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $73.4 million balance in commercial real estate loans at December 31, 2012 represented 353% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2012, we had $23.2 million or 15.7% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2012, $21.4 million, or 14.5% of our total loan portfolio, was comprised of one-to-four family residential mortgage loans and $9.1 million or 6.14% of our total loan portfolio consisted of home equity loans secured by residential property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in the housing market and the economy and the associated increases in unemployment may result in higher than expected residential loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 1.26% of total loans held for investment and 33.0% of nonperforming loans at December 31, 2012. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco ("SFRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or SFRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in our primary market area of Southeast Alaska where our loans are concentrated or adverse regulatory action against us.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future.  Nonetheless, we may at some point need to raise additional capital to support growth.

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

At December 31, 2012, we owned $1.8 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and is subject to recoverability testing per accounting guidance for the impairment of long lived assets. The FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an OTTI on our investment in FHLB stock. However, further deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB entered into a Consent Order with the FHFA. The Consent Order required, among other matters, the FHLB meet and maintain certain minimum financial requirements. The FHLB reported, in its Form 10-Q for the quarter ended September 30, 2012, that it continues to address the requirements of the Consent Order and that, as of September 30, 2012, it met all minimum financial metrics required under the Consent Order. Further, the FHLB reported that in September 2012 the FHFA reclassified the FHLB to be adequately capitalized. [10-K for the year not yet filed] Any dividends on, or repurchases of, the FHLB stock continue to require consent of the FHFA. The FHFA recently approved the FHLB to repurchase a portion of its stock and $32,000 of FHLB stock was purchased from the Bank during 2012. The FHLB has not indicated when dividend payments may resume. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Dodd-Frank Act has significantly impacted the bank regulatory structure for financial institutions, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment of the Dodd-Frank Act. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital and outstanding TARP preferred securities will continue to qualify as Tier 1 capital. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. For more information, see “-The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.”

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding company and savings and loan holding company, regardless of whether the company is publicly traded.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us. It is expected, however, that at a minimum, compliance with this law and implementing its regulations will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects. For additional information, see Item 1, “Business – Regulation – General.”

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the OCC proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act will increase the capital requirements of savings and loan holding companies, and bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to First Financial Northwest and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition, in the current economic and regulatory environment, regulators of financial institutions and their holding companies have become more likely to impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. For institutions with assets less than $10 billion, the Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio, which may exceed the statutory minimum. The FDIC has set 2.0% as the designated reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits. While our FDIC premiums initially were reduced, it is possible that our insurance premiums will increase under these final regulations in future periods.

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

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused;

increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2012.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$80,169
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	30,714
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	14,610
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	6,914
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	24,074
Sitka, Alaska 99835

Alaska Pacific Mortgage (5)

2092 Jordan Avenue, Suite 595	2003	2,500	Non-depository
Juneau, Alaska 99801
_____________
(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in February 2014, with option to renew for one-year term.
(3)	Lease extension expires in February 2014, with two 6-month options to renew.
(4)	Lease expires in December 2013, with option to renew for five-year term.
(5)	Lease expires in October 2013

            Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah.  At December 31, 2012, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $3.2 million.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

            The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.”  As of December 31, 2012, there were approximately 343 stockholders of record and 654,486 shares outstanding.  The following table sets forth market price information of the Company’s stock for 2012 and 2011. In 2008 the Board of Directors determined to suspend the payment of dividends until the Company’s earnings improved.  As a result, no dividend payments have been made during the years ended December 31, 2012 and 2011.

	Market Price
Years Ended December 31,	High	Low

2012:
First Quarter	$7.30	$6.00
Second Quarter	8.30	7.25
Third Quarter	8.95	7.99
Fourth Quarter	8.90	7.55

2011:
First Quarter	$7.80	$6.00
Second Quarter	8.00	7.20
Third Quarter	8.00	6.00
Fourth Quarter	6.60	5.80

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

The Bank is restricted by the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods.  Based on this calculation, at December 31, 2012, none of the Bank’s retained earnings were available for the payment of dividends to the Company.  However, payment of dividends may be further restricted by Banking Regulators if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

For additional information regarding the Company’s and the Bank’s restrictions on the payment of dividends, see Item 1A, Risk Factors.  “There are regulatory and contractual limitations that may limit or prevent us from paying dividends on our common stock and we may limit or eliminate our dividends to shareholders.”

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 11 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the year ended December 31, 2012, the Company had no purchases of its common stock.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.  The Company is not engaged in any significant business activity other than holding the stock of the Bank.  Accordingly, the information in this discussion applies primarily to the Bank.  The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 8 of this annual report.  In the following discussion, except as otherwise noted, references to “2012” or “2011” indicate the year ended December 31, 2012 or 2011, respectively.

Our results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, consisting of loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and FHLB borrowings. Our profitability is also affected by our provision for loan losses, the level of noninterest income and expenses and income tax provisions.  Noninterest income includes service charges and fees and gain on sale of loans and investments.  Noninterest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses.  General economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities also significantly affect our results of operations.

Operating Strategy

Our strategy is to operate a community-oriented financial institution devoted to serving the needs of its customers.  Our business consists primarily of attracting retail deposits from the general public and using those funds to originate residential real estate loans, land, construction, commercial real estate loans, commercial business loans, and a variety of consumer loans.

Financial Condition

Total assets were $182.1 million at December 31, 2012, compared with $172.1 million at December 31, 2011.  The $10.0 million, or 5.8%, increase was primarily the result of an increase in cash and cash equivalents as a result of an increase in total deposits of $9.3 million.

Loans increased $600,000, or 0.4%, to $148.4 million at December 31, 2012 from $147.8 million at December 31, 2011.  The increase was largely attributable to an increase in commercial business and commercial real estate loans partially offset by a decrease in residential one-to-four family and home equity loans.

Total commercial real estate loans increased 3.5% to $73.4 million, or 49.5% of the portfolio at December 31, 2012, from $70.9 million, or 48.0% of the portfolio at December 31, 2011.  Land loans decreased 3.6% to $8.1 million, or 5.5% of the portfolio at December 31, 2012, from $8.4 million, or 5.7% of the portfolio at December 31, 2011.  Total commercial business loans increased 20.8% to $23.2 million, or 15.7% of the portfolio at December 31, 2012, from $19.2 million, or 13.0% of the portfolio at December 31, 2011.

Production of one-to-four-family mortgage loans increased in 2012.  Originations totaled $37.2 million in 2012, an 83.4% increase over the $20.3 million originated in 2011.  Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 14.5% of the loan portfolio at December 31, 2012, compared with 16.6% of the loan portfolio at December 31, 2011.

Cash and cash equivalents increased $7.7 million to $18.8 million at December 31, 2012, compared to $11.1 million at December 31, 2011.

Available-for-sale securities decreased $1.4 million to $4.3 million at December 31, 2012, compared to $5.7 million at December 31, 2011.  The decrease was the result of investments purchased net of normal principal reductions on mortgage-backed securities.

Premises and equipment increased $700,000 to $3.2 million at December 31, 2012, from $2.5 million at December 31, 2011.  The increase was attributable to the purchase of a vacant building in Ketchikan, Alaska to be used for a branch office.

Total deposits increased $9.3 million to $156.5 million at December 31, 2012 from $147.2 million at December 31, 2011.  Money market accounts increased a total of $5.1 million to $32.9 million at December 31, 2012 compared to $27.8 million a year ago.  During the same period, interest bearing demand deposits increased $1.4 million to $34.4 million and non-interest bearing demand deposits increased $5.0 million to $36.7 million.  Certificates of deposit decreased $4.8 million to $28.8 million at December 31, 2012 from $33.6 million at December 31, 2011 as we managed this reduction by competing less aggressively for these deposits to reduce our cost of funds.

At December 31, 2012 there were no certificates of deposit that were brokered certificates of deposit obtained through the Certificate of Deposit Account Registry Service (“CDARS”).  At December 31, 2011, $377,000 of the certificates of deposit were brokered certificates of deposit obtained through CDARS.  These deposits carry interest rates that are generally higher than locally obtained certificates of deposit, but which are generally lower than FHLB advances.

 FHLB advances were $3.0 million at both December 31, 2012 and December 31, 2011.

Results of Operations

Net Income.  For the year ended December 31, 2012, the Company reported net income available to common shareholders of $166,000, or $0.22 per diluted share, after recording $300,000 provision for loan losses and $152,000 provision for income tax.  This compares to a net income available to common shareholders of $631,000, or $0.87 per diluted share at December 31, 2011, after recording $373,000 provision for loan losses and no provision or benefit for income tax in 2011.  The net income in 2012 was primarily attributable to an increase in net revenues offset by an increase in noninterest expense.  For purposes of comparison, net income available to common shareholders may be separated into major components as follows:

			Income Increase
(in thousands) Year ended December 31,	2012	2011	(Decrease)
Net interest income	$7,892	$7,891	$1
Gain on sale of loans	570	286	284
Other noninterest income	1,226	1,114	112
Net revenues	9,688	9,291	397
Noninterest expense	(8,757)	(7,977)	(780)
Subtotal	931	1,314	(383)
Provision for loan losses	(300)	(373)	73
Income before income tax	631	941	(310)
Income tax provision	(152)	-	(152)
Net Income	479	941	(462)
Preferred stock dividend and discount accretion	(313)	(310)	(3)
Net income available to common shareholders	$166	$631	$(465)

Net Interest Income.  Net interest income increased $1,000 and was $7.9 million in both 2012 and in 2011.  The increase was due to a combination of factors, including a decrease in interest expense.  See the tables in “--Average

Balances, Interest and Average Yields/Cost” and in “--Rate/Volume Analysis” elsewhere in this discussion. The net interest margin on average earning assets was 4.72% for 2012 compared with 4.80% in 2011 reflecting a decrease in yield on interest earning assets partially offset with a decline in cost of funds.  Nonaccrual loans were $5.7 million and $2.8 million at December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, approximately $234,000 and $75,000, respectively, of interest would have been recorded if these loans had been current according to their original terms.

Average loans (including nonperforming loans and loans held for sale) increased $5.3 million, or 3.6%, to $150.9 million in 2012 from $145.6 million in 2011.

Noninterest Income.  The gain on sale of loans increased $284,000 to $570,000 in 2012 from $286,000 in 2011 as a result of an increase one-to-four family mortgage loan originations due to continued low interest rate environment and mortgage refinance activity.

Excluding gain on sale of loans, noninterest income increased $112,000, or 10.1%, to $1.2 million in 2012 compared with $1.1 million in 2011.  The increase was primarily in mortgage servicing income due to the fair value adjustment to mortgage servicing rights net of originations and disposals of $(35,000) in 2012 compared with $(144,000) in 2011.

Noninterest Expense.  Noninterest expense increased $780,000, or 9.8%, to $8.8 million in 2012 from $8.0 million in 2011.  The net increase in expense was attributable to higher compensation and benefit costs, professional and consulting fees, higher  real estate owned and repossessed asset expense, and other expenses.

Income Tax.  During the fourth quarter of 2012, the Company reduced its net deferred tax asset and the valuation allowance in the amount of $94,000 primarily due to the utilization of net operating losses for federal and state purposes.  There was no valuation allowance for deferred tax assets at December 31, 2012.  Provision for income tax was $152,000 in 2012 compared with no provision or benefit for income tax in 2011.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased $73,000 to $300,000 for 2012 from $373,000 for 2011.  The provision for both years was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.  The allowance for loan losses was $1.9 million at both December 31, 2012 and December 31, 2011.  The provision and the resulting allowance are reflective of numerous factors, including the following:

•	Loan losses. Net loan charge offs were $289,000 (0.19% of total loans) in 2012 compared with $91,000 (0.06% of total loans) in 2011.

•
Growth and composition of the portfolio.  Total loans increased $600,000 to $148.4 million at December 31, 2012 compared with $147.8 million at December 31, 2011.  The increase reflects gradual changes in the loan portfolio composition away from single-family mortgages and home equity loans, moving to a greater proportion of commercial business and commercial real estate.  Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

•
Management analysis of loans.  As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectability may not be assured.  Loans judged to be impaired amounted to $11.6 million (7.8% of total loans) at December 31, 2012, compared with $12.0 million (8.1% of total loans) at December 31, 2011.  An allowance for loan loss at both December 31, 2012 and 2011 for estimated impairments of $473,000 was established for these loans.

•	Past-due Loans. At December 31, 2012, $5.0 million, or 3.3% of total loan balances were past due 30 days or more, compared with $329,000, or $0.2% at December 31, 2011.

•
Nonperforming and classified loans.  Nonaccrual loans were $5.7 million (3.8% of total loans) at December 31, 2012, compared with $2.6 million (1.8% of total loans) at December 31, 2011.  Loans, less guaranteed amounts, classified as “substandard” or “doubtful” were $7.2 million (4.8% of total loans) at December 31, 2012 compared with $6.7 million (4.6% of total loans) at December 31, 2011.

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

Our evaluation of the adequacy of the allowance for loan losses is one of its most critical management processes and is also the most subjective.  While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other events might result in adjustment to the allowance if circumstances differ substantially from the assumptions used in making the final determination.  One or more of these events could have a significant effect on net income, and the effect could be both material and adverse.

For further information on our accounting for the allowance for loan losses as well as how loan impairment is determined, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Average Balances, Interest and Average Yields/Cost

Our earnings depend largely on the spread between the yield on interest-earning assets, which consist primarily of loans and investments, and the cost of interest-bearing liabilities, which consist primarily of deposit accounts and borrowings, as well as the relative size of our interest-earning assets and interest-bearing liabilities.

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

(dollars in thousands) Year ended December 31,		2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$150,930	$8,309	5.51%	$145,562	$8,420	5.78%
Investment securities (1)	7,257	131	1.81	7,004	128	1.83
Interest-earning deposits in banks	8,868	19	0.21	11,827	33	0.28
Total interest-earning assets	167,055	8,459	5.06	164,393	8,581	5.22
Allowance for loan losses	(1,901)			(1,929)
Cash and due from banks	1,854			1,940
Other assets	6,790			8,224
Total assets	$173,798			$172,628

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$32,508	$13	0.04%	$32,746	$14	0.04%
Money market	30,939	72	0.23	27,570	64	0.23
Savings	21,613	21	0.10	20,214	20	0.10
Certificates of deposit	30,863	348	1.13	34,616	456	1.32
Total interest-bearing deposits	115,923	454	0.39	115,146	554	0.48
Borrowings	3,133	113	3.61	3,466	136	3.92
Total interest-bearing liabilities	119,056	567	0.48	118,612	690	0.58
Noninterest-bearing demand deposits	32,606			31,124
Mortgage escrows	1,024			1,071
Other liabilities	504			1,713
Shareholders’ equity	20,608			20,108
Total liabilities and shareholders’ equity	$173,798			$172,628

Net interest income		$7,892			$7,891

Interest rate spread			4.58%			4.64%

Net interest margin:
On average interest-earning assets			4.72%			4.80%
On average total assets			4.54			4.57

Ratio of average interest-earning assets
to average interest-bearing liabilities	133.77%			130.94%

(1) Average loans include nonperforming loans and loans held for sale. Interest income does not include interest on nonaccrual loans. Average investment securities includes FHLB stock.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income.  Information is provided with respect to effects on interest income attributable to changes in volume, which are changes in volume multiplied by prior rate; effects on interest income attributable to changes in rate, which are changes in rate multiplied by prior volume; and changes in rate/volume, which is a change in rate multiplied by change in volume.

(in thousands) Year ended December 31, 2012 compared with year ended 2011	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(407)	$311	$(15)	$(111)
Investment securities	(2)	5	-	3
Interest-earning deposits in banks	(8)	(8)	2	(14)
Total net change in interest income	(417)	308	(13)	(122)

Interest-bearing liabilities:
Interest-bearing demand accounts	(1)	-	-	(1)
Money market accounts	-	8	-	8
Savings accounts	-	1	-	1
Certificates of deposit	(66)	(49)	7	(108)
Borrowings	(11)	(13)	1	(23)
Total net change in interest expense	(78)	(53)	8	(123)

Net change in net interest income	$(339)	$361	$(21)	$1

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on our assets and the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At December 31,	For the Year Ended December 31,
	2012	2012	2011

Weighted average yield on:
Loans	5.82%	5.51%	5.78%
Investment securities	2.51	1.81	1.83
Interest-earning deposits in banks	0.27	0.21	0.28
Total interest-earning assets	5.16	5.06	5.22

Weighted average rate paid on:
Interest-bearing demand accounts	0.07	0.04	0.04
Money market accounts	0.24	0.23	0.23
Savings accounts	0.05	0.10	0.10
Certificates of deposit	1.05	1.13	1.32
Total interest-bearing deposits	0.35	0.39	0.48
Borrowings	3.92	3.61	3.92
Total interest-bearing liabilities	0.44	0.48	0.58

Interest rate spread	4.71	4.58	4.64

Net interest margin on:
Average interest-earning assets	--	4.72	4.80
Average total assets	--	4.54	4.57

Liquidity and Capital Resources

Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and FHLB advances.  While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank’s primary investing activity has been the origination of loans, including one-to-four-family mortgages, commercial real estate loans, commercial business loans, and consumer loans, deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents increased $7.7 million to $18.8 million at December 31, 2012, from $11.1 million at December 31, 2011.  Our sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances.  During 2012 and 2011, we used our sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals.  At December 31, 2012, we had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $15.9 million.

At December 31, 2012, we had $181,000 of net unrealized gains on investment securities classified as available for sale, which represented 4.4% of the amortized cost ($4.1 million) of the securities.  This represented an increase of $13,000 compared with $168,000 of net unrealized gains at December 31, 2011, primarily as a result of changes in market demand.  Movements in market interest rates will continue to affect the unrealized gains and losses in these securities.  However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

At December 31, 2012, certificates of deposit amounted to $28.8 million, or 18.4% of our total deposits, including $21.4 million scheduled to mature by December 31, 2012.  Historically, we have been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $44.7 million at December 31, 2012, of which $41.7 million was unused.  At December 31, 2012, there was $3.0 million outstanding on the line.

Given these sources of liquidity and our expectations for cash needs, we believe our sources of liquidity to be sufficient in the foreseeable future. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of our FHLB stock, the requirement that we contribute additional funds to recapitalize the FHLB of Seattle, or a reduction in the Bank’s ability to borrow funds from the FHLB of Seattle, impairing our ability to meet liquidity demands.

Recent Accounting Pronouncements

See “Item 8.  Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 1 Recent Accounting Pronouncements.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Qualitative Analysis - Risks When Interest Rates Change.  Our profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The relative amounts of interest-earning assets and interest-bearing liabilities also affect net interest income. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.  General economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies also significantly affect the Bank’s results of operations.

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

In order to encourage institutions to reduce interest rate risk, the federal banking regulators adopted a rule incorporating an interest rate risk component into its risk-based capital rules.  The Bank compiles and measures interest rate risk utilizing an Asset and Liability Management software program.  The program measures net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OCC regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt.  The Bank is exempt because of its asset size and risk-based capital ratio.  Based on the Bank’s regulatory capital levels at December 31, 2012, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2012, based assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)		Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates		Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300	bp	$30,240	$167	0.6%	16.59%	94	bp
200		31,188	1,116	3.7	16.78	113
100		31,535	1,463	4.9	16.66	101
0		30,072	-	-	15.65	-
(50)		29,838	(234)	(0.8)	15.32	(33)
(100)		31,415	1,343	4.5	15.90	(25)

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)
Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

The above table illustrates, for example, that at December 31, 2012 an instantaneous 200 basis point increase in market interest rates would increase the Bank’s net portfolio value by $1.5 million, or 4.9%, and an instantaneous 100 basis point decrease in market interest rates would increase the Bank’s net portfolio value by $1.3 million.

The following table summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward.

	December 31, 2012		September 30, 2012		December 31, 2011
Pre-shock net portfolio value ratio	15.65%		15.24%		13.76%
Post-shock net portfolio value ratio	16.78%		17.49%		14.32%
Decline in net portfolio value ratio	0	bp	0	bp	0	bp

These measures indicate a relatively low level of interest-rate risk at the present time.  Among other factors, this is attributable to management’s decisions in recent years to effect a relative decrease in fixed-rate mortgages and a gradual shift to earning assets that tend to reprice with greater frequency.

The asset liability management program uses certain assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2012 and 2011	66
Consolidated Statements of Income For the Years Ended
December 31, 2012 and 2011	67
Consolidated Statements of Comprehensive Income For the Years Ended
December 31, 2012 and 2011	68
Consolidated Statements of Changes in Shareholders’ Equity For the
Years Ended December 31, 2012 and 2011	69
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2012 and 2011	70
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 22, 2013

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands) December 31,	2012	2011
Assets
Cash and due from banks	$16,492	$8,307
Interest-earning deposits in banks	2,259	2,751
Total cash and cash equivalents	18,751	11,058
Investment securities available for sale, at fair value (amortized cost: 2012 - $4,072; 2011 - $5,546)	4,253	5,714
Federal Home Loan Bank stock, at cost	1,752	1,784
Loans held for sale	3,247	976
Loans	148,370	147,766
Less allowance for loan losses	(1,876)	(1,865)
Loans, net	146,494	145,901
Accrued interest receivable	602	585
Premises and equipment, net	3,224	2,451
Real estate owned and repossessed assets	344	880
Mortgage servicing rights, at fair value	1,063	1,098
Other assets	2,347	1,610
Total Assets	$182,077	$172,057

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$36,684	$31,748
Interest-bearing demand	34,357	33,033
Money market	32,932	27,843
Savings	23,738	20,987
Certificates of deposit	28,770	33,590
Total deposits	156,481	147,201
Federal Home Loan Bank advances	3,000	3,000
Advance payments by borrowers for taxes and insurance	630	691
Accounts payable and accrued expenses	321	331
Accrued interest payable	88	131
Other liabilities	757	161
Total liabilities	161,277	151,515
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at December 31, 2012 and 2011, respectively)	4,704	4,631
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at December 31, 2012 and 2011)	7	7
Additional paid-in capital	6,497	6,486
Treasury stock	(11)	(11)
Retained earnings	9,456	9,290
Accumulated other comprehensive income	147	139
Total shareholders’ equity	20,800	20,542
Total Liabilities and Shareholders’ Equity	$182,077	$172,057

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2012	2011
Interest Income
Loans, including fees	$8,309	$8,420
Investment securities	131	128
Interest-earning deposits in banks	19	33
Total interest income	8,459	8,581
Interest Expense
Deposits	454	554
Federal Home Loan Bank advances	113	136
Total interest expense	567	690
Net Interest Income	7,892	7,891
Provision for loan losses	300	373
Net interest income after provision for loan losses	7,592	7,518
Noninterest Income
Mortgage servicing income, net	295	211
Service charges on deposit accounts	632	647
Other service charges and fees	284	255
Gain on sale of loans	570	286
Gain on sale of available for sale securities	15	-
Other noninterest income	-	1
Total noninterest income	1,796	1,400
Noninterest Expense
Compensation and benefits	4,537	4,321
Occupancy and equipment	1,435	1,326
Data processing	271	274
Professional and consulting fees	541	450
Marketing and public relations	244	235
Real estate owned and repossessed assets, net	285	140
Regulatory assessments	246	235
Other	1,198	996
Total noninterest expense	8,757	7,977
Income before provision for income taxes	631	941
Provision for income taxes	152	-
Net Income	$479	$941
Preferred stock dividend and discount accretion
Preferred stock dividend	$240	$241
Preferred stock discount accretion	73	69
Net income available to common shareholders	$166	$631

Net income per share:
Basic	$0.25	$0.96
Diluted	0.22	0.87

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income

(in thousands), Year Ended December 31	2012	2011
Net income available to common shareholders	$166	$631
Other comprehensive income
Unrealized gains on investment securities available for sale, net of tax	17	47
Reclassification adjustment for realized gains on sale of investment securities available for sale (net of tax expense of $6 for the year ended December 31, 2012)	(9)	-
Comprehensive income	$174	$678

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)	Number of Shares Issued Preferred Stock	Number of Shares Issued Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
Balance, January 1, 2011	5	655	$4,562	$7	$6,470	$(11)	$8,659	$92	$19,779
Comprehensive income:
Net income							941		941
Change in net unrealized gains on securities available for sale, net of tax								47	47
Comprehensive income									988
Stock compensation expense					16				16
Accretion of preferred stock discount			69				(69)		-
Cash dividends on preferred stock							(241)		(241)
Balance, December 31, 2011	5	655	4,631	7	6,486	(11)	9,290	139	20,542
Comprehensive income:
Net income							479		479
Change in net unrealized gains on securities available for sale, net of tax								8	8
Comprehensive income									487
Stock compensation expense					11				11
Accretion of preferred stock discount			73				(73)		-
Cash dividends on preferred stock							(240)		(240)
Balance, December 31, 2012	5	655	$4,704	$7	$6,497	$(11)	$9,456	$147	$20,800

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2012	2011
Operating Activities
Net income	$479	$941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	300	373
Decrease in valuation allowance for deferred income tax assets	(94)	(377)
Gain on sale of loans	(570)	(286)
Fair value adjustment on mortgage servicing rights, net	35	144
Depreciation and amortization	301	278
Amortization of fees, discounts, and premiums, net	(136)	(167)
Stock compensation expense	11	16
Loans originated for sale	(34,537)	(17,496)
Proceeds from sale of loans originated for sale	32,836	17,256
Loss on sale and impairment of real estate owned and repossessed assets, net	240	57
Gain on sale of investment securities available for sale	(15)	-
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	(17)	19
Other assets	(648)	1,116
Advance payments by borrowers for taxes and insurance	(61)	(4)
Accrued interest payable	(43)	(64)
Accounts payable and accrued expenses	(10)	(552)
Other liabilities	596	11
Net cash provided by (used in) operating activities	(1,333)	1,265
Investing Activities
Purchase of investment securities available for sale	(258)	(6,173)
Maturities and principal repayments of investment securities available for sale	1,149	2,669
Proceeds from sale of investment securities available for sale	569	-
Proceeds from FHLB stock redemption	32	-
Loan originations, net of principal repayments	(884)	(6,272)
Purchase of premises and equipment	(1,074)	(144)
Proceeds from sale of real estate owned and repossessed assets	452	1,397
Net cash used in investing activities	(14)	(8,523)
Financing Activities
Cash dividends paid on preferred stock	(240)	(360)
Repayments on Federal Home Loan Bank advances	-	(2,000)
Net increase in demand and savings deposits	14,100	3,689
Net decrease in certificates of deposit	(4,820)	(4,036)
Net cash provided by (used in) financing activities	9,040	(2,707)
Increase (decrease) in cash and cash equivalents	7,693	(9,965)
Cash and cash equivalents at beginning of year	11,058	21,023
Cash and cash equivalents at end of year	$18,751	$11,058

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)

(in thousands) Year ended December 31,	2012	2011
Supplemental information:
Cash paid for interest	$610	$754
Cash paid for (received from) income taxes	222	(222)
Loans foreclosed and transferred to real estate owned and repossessed assets	156	543
Change in unrealized gains and losses on securities available for sale	13	78
Accrued preferred stock dividends	31	31
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 – Summary of Significant Accounting Policies

Nature of Operations:  The accompanying consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Alaska Pacific”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”).  Alaska Pacific and the Bank are collectively referred to as the “Company.”  All significant intercompany transactions have been eliminated in consolidation.

Alaska Pacific was formed in 1999 when the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, issuing 655,415 shares in a subscription and community offering.  Concurrent with the conversion, the Bank changed its name from Alaska Federal Savings Bank to Alaska Pacific Bank.

The Bank provides a range of financial services to individuals and small businesses primarily in Southeast Alaska.  The Bank’s financial services include accepting deposits from the general public and making residential and commercial real estate loans, consumer loans, and commercial loans.  The Bank also originates, sells, and services residential mortgage loans under several federal and state mortgage-lending programs.

Alaska Pacific is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve Bank of San Francisco (“Federal Reserve”) as the successor to the Office of Thrift Supervision (“OTS”).  The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).  Alaska Pacific and the Bank undergo periodic examination by these regulatory agencies.

Basis of Presentation and Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and impaired loans, mortgage servicing rights, fair value of financial instruments, and deferred tax assets.  Actual results could differ from these estimates.

Subsequent Events:  The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition and disclosure.

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

Statement of Cash Flows:  The statement of cash flows has been prepared using the “indirect” method for presenting cash flows from operating activities.  For purposes of this statement, cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks all with maturities of three months or less.

Investment Securities:  Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2012 or 2011. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments available-for-sale are recorded at fair value. Unrealized gains and losses on investments available-for-sale are excluded from earnings and are reported in other comprehensive income, net of applicable taxes within the Consolidated Statement of Comprehensive Income. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The estimated fair value of investments is based on quoted market prices for investments traded in the public marketplace or dealer quotes. Mortgage-backed investments represent participation interest in pools of first mortgage loans originated and serviced by the issuers of the investments.

Amortization of purchase premiums and discounts are included in investment income using the level-yield method over the remaining period to contractual maturity.

Management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. Management considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income in the Consolidated Statements of Income. For debt securities, if management intends to sell the security or it is likely that management will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that management will be required to sell the security but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI.

Loans:  Loans are recorded at their outstanding principal balance adjusted for charge-offs, the ALLL and net deferred fees or costs. Interest on loans is calculated using the simple interest method based on the month end balance of the principal amount outstanding and is credited to income as earned.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. Consumer and other loans are typically managed in the same manner. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is doubtful.

All interest accrued but not collected on loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. We evaluate the borrower's financial condition to ensure that future loan payments are reasonably assured. The Company also takes into consideration the borrower's willingness and ability to make the loan payments and historical repayment performance. The Company requires the borrower to make the loan payments consistently for a period of at least six months as agreed to under the terms of the modified loan agreement before we will consider reclassifying the loan to accrual status.

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

Allowance For Loan Losses:  The Company accounts for the credit risk associated with lending activities through its allowance for loan losses and provision for loan and lease losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for loan and lease losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses. Loan and lease losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is maintained at a level believed to be sufficient to absorb losses probable and inherent in the loan portfolio.

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

Mortgage Servicing Rights:  The Company measures all servicing assets at fair value at the time of sale.  The Company uses a model derived valuation methodology to estimate the fair value of mortgage servicing rights, (“MSR”), obtained from an independent broker on an annual basis.   The model pools loans into buckets of homogeneous characteristics and performs a present value analysis of the future cash flows.  The buckets are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected prepayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

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

Federal Home Loan Bank Stock:  The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock.  As a member of the FHLB System, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances.  The Bank’s minimum investment requirement was approximately $209,000 and $216,100 at December 31, 2012 and 2011, respectively.  The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold.  Stock redemptions are granted at the discretion of the FHLB.  This security is reported at par value, which represents the Company’s cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  As of December 31, 2012, management has concluded that the Bank’s investment in FHLB stock is not impaired.

Advertising Expense:  Advertising costs are expensed as incurred.  Advertising expense was $174,000 and $165,000 for the years ended December 31, 2012 and 2011, respectively.

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

Treasury Stock:  Treasury stock is accounted for on the basis of average cost, or $12.375 per share at December 31, 2012 and 2011.

Employee Stock Ownership Plan:  Compensation expense under the Company’s Employee Stock Ownership Plan (“ESOP”) includes expense for administering the plan.  No shares held by the ESOP were unallocated at December 31, 2012 and 2011.

Earnings Per Share: Basic earnings per common share (“EPS”) is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Recent Accounting Pronouncements:

During the year ended December 31, 2012, the following Accounting Standards Updates (“ASU”) were issued or became effective:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The ASU is effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company's consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 was effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued in December 2011 updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This ASU was effective for interim and annual periods beginning December 31, 2011 and was applied prospectively. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements at the date of adoption.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. With this ASU, a company testing indefinite-lived intangibles for impairment now has the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board (“FASB”) ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs , was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements, but the additional disclosures are included in Note 17 to the Notes to the Consolidated Financial Statements.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements at the date of adoption. The Company has presented Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011 as a separate statement immediately following the Consolidated Statements of Income for the years ended December 31, 2012 and 2011.

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank of San Francisco in the form of cash.  Cash reserve requirements are computed by applying prescribed percentages to various types of deposits.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for years ended, December 31, 2012 and 2011 was $204,000 and $291,000, respectively.

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

At December 31, 2012, the Bank exceeded each of the three current minimum quantitative regulatory capital requirements under the “prompt corrective action” regulatory framework.  The following table summarizes the Bank's regulatory capital position and minimum requirements under the “prompt corrective action” regulatory framework at December 31, 2012 and December 31, 2011:

(in thousands)	Capital	Capital Ratio
December 31, 2012:
Tier 1 Leverage Capital:
Actual	$20,505	11.36%
Required	7,223	4.00
Excess	$13,282	7.36%

Tier 1 Risk Based Capital:
Actual	$20,505	14.92%
Required	5,497	4.00
Excess	$15,008	10.92%

Total Risk-Based Capital:
Actual	$22,225	16.17%
Required	10,994	8.00
Excess	$11,231	8.17%

December 31, 2011:
Tier 1 Leverage Capital:
Actual	$20,209	11.81%
Required	6,846	4.00
Excess	$13,363	7.81%

Tier 1 Risk Based Capital:
Actual	$20,209	15.46%
Required	5,229	4.00
Excess	$14,980	11.46%

Total Risk-Based Capital:
Actual	$21,843	16.71%
Required	10,458	8.00
Excess	$11,385	8.71%

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, at December 31, 2012 and 2011 are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Mortgage-backed securities	$1,657	$111	$-	$1,768
Municipal securities	1,350	59	-	1,409
U.S. government agencies	1,065	11	-	1,076
Total	$4,072	$181	-	$4,253

December 31, 2011:
Mortgage-backed securities	$2,303	$118	$-	$2,421
Municipal securities	1,668	38	-	1,706
U.S. government agencies	1,575	13	(1)	1,587
Total	$5,546	$169	$(1)	$5,714

There are no available for sale securities that have been in a continuous unrealized loss position at December 31, 2012.

Available for sale securities at December 31, 2011 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$499	$(1)	$-	$-	$499	$(1)

There were no securities with unrealized losses at December 31, 2012 and one security at December 31, 2011 which was a U.S. government agency security; collectability of principal and interest of this security was considered to be reasonably assured.  The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.

No securities were designated as trading or held to maturity at December 31, 2012 or December 31, 2011.

The fair value and amortized cost of investment securities at December 31, 2012 is presented below by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Back Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$11	$10	-	-
Maturing between 5 and 10 years	271	261	1,409	1,350	1,076	1,065
Maturing beyond 10 years	1,486	1,386	-	-	-	-
Total	$1,768	$1,657	$1,409	$1,350	$1,076	$1,065

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2012 was $3.6 million and $3.8 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2011 were $5.5 million and $5.7 million, respectively.

One security was sold during the year ended December 31, 2012.  Gross realized gain on sale of securities was $15,000 for the year ended December 31, 2012.  No securities were sold during the year ended December 31, 2011.

Note 5 – Loans

Loans are summarized as follows:

(in thousands) December 31,	2012	2011
Real estate:
Permanent:
One- to four-family	$21,433	$24,554
Multifamily	3,008	2,951
Commercial non-residential	73,447	70,926
Land	8,107	8,435
Construction:
One- to four-family	2,410	1,103
Commercial non-residential	607	2,042
Commercial business	23,245	19,197
Consumer:
Home equity	9,115	11,532
Boat	4,772	5,011
Automobile	773	913
Other	1,453	1,102
Total loans	$148,370	$147,766

Loans held for sale	$3,247	$976

Loans are net of deferred loan fees amounting to $529,000 and $513,000 at December 31, 2012 and 2011, respectively.

Loans include overdrawn balances of deposit accounts of $79,000 and $50,000 at December 31, 2012 and 2011, respectively.

Interest income from tax-exempt loans was $21,700 and $22,000 in 2012 and 2011, respectively.

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

Impaired loans are set forth in the following table as of December 31, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$300	$291	$-	$291	$-
Commercial non-residential	7,724	4,964	2,399	7,363	473
Land	2,021	2,021	-	2,021	-
Commercial business	1,898	1,898	-	1,898	-
Consumer:
Home equity	8	8	-	8	-
Total	$11,951	$9,182	$2,399	$11,581	$473

Impaired loans are set forth in the following table as of December 31, 2011.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
Multifamily	$659	$659	$-	$659	$-
Commercial non-residential	7,479	4,877	2,518	7,395	473
Land	2,237	2,224	-	2,224	-
Commercial business	1,626	1,626	-	1,626	-
Consumer:
Home equity	123	76	-	76	-
Total	$12,124	$9,462	$2,518	$11,980	$473

The following table presents interest income and average recorded investment of impaired loans for the periods ended:

	Twelve months ended December 31, 2012		Twelve months ended December 31, 2011
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$184	$-	$37
Multifamily	5	164	24	498
Commercial non-residential	265	7,248	470	7,989
Land	86	2,118	115	2,095
Construction:
Commercial non-residential	-	-	-	-
Commercial business	24	1,658	58	1,526
Consumer:
Home equity	1	42	4	40
Boat	-	-	-	-
Other	-	-	1	10
Total	$381	$11,414	$672	$12,195

Troubled Debt Restructurings.  Certain receivables that are restructured are identified as troubled debt restructurings and are deemed impaired.  As of December 31, 2012 and 2011, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $9.2 million, and $9.6 million, respectively.  Included in these amounts, the Company had $6.5 million and $9.6 million of troubled debt restructurings as of December 31, 2012 and December 31, 2011, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of December 31, 2012:

(in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
Real Estate:
One- to four-family	$-	$291	$291
Commercial non-residential	$3,253	$3,734	$6,987
Land	400	-	400
Commercial business	107	1,427	1,534
Total	$3,760	$5,452	$9,212

The following table presents newly restructured loans that occurred during the twelve months ended December 31, 2012:

(in thousands)	Number of loans	Term Modifications	Interest Only Modifications	Combination Modifications	Total Modifications
Real Estate:
One- to four-family	1	$-	$-	$291	$291
Commercial non-residential	2	801	1,867	-	2,668
Land	1	-	-	400	400
Commercial business	1	-	98	-	98
Total	5	$801	$1,965	$691	$3,457

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification.

There were four loans for $3.1 million modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the year ended December 31, 2012.

The following table presents newly restructured loans that occurred during the twelve months ended December 31, 2011:

(in thousands)	Number of loans	Term Modifications	Interest Only Modifications	Combination Modifications	Total Modifications
Real Estate:
Commercial non-residential	6	$2,019	$537	$1,626	$4,182
Land	3	615	-	-	615
Commercial business	2	1,558	-	-	1,558
Total	11	$4,192	$537	$1,626	$6,355

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification.

There was one commercial business loan for $1.4 million modified as a troubled debt restructuring during the year ended December 31, 2011 for which there was a payment default during the year ended December 31, 2011.

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy refers to six months of payment performance as sufficient to warrant a return to accrual status. There are no loans modified in a troubled debt restructuring that was modified in 2012 and that subsequently defaulted that were not already in default at December 31, 2012.

There are no commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructurings.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four- family	$-	$18	$-	$18	$21,415	$21,433	$-
Multifamily	-	-	-	-	3,008	3,008	-
Commercial non- residential	-	-	3,356	3,356	70,091	73,447	1,839
Land	-	-	-	-	8,107	8,107	-
Construction:
One- to four- family	-	-	-	-	2,410	2,410	-
Commercial non- residential	-	-	-	-	607	607	-
Commercial business	11	102	1,427	1,540	21,705	23,245	-
Consumer:
Home equity	23	-	8	31	9,084	9,115	-
Boat	15	-	-	15	4,757	4,772	-
Automobile	1	-	-	1	772	773	-
Other	-	-	-	-	1,453	1,453	-
Total	$50	$120	$4,791	$4,961	$143,409	$148,370	1,839

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four- family	$-	$-	$-	$-	$24,554	$24,554	$-
Multifamily	-	-	-	-	2,951	2,951	-
Commercial non- residential	229	-	-	229	70,697	70,926	-
Land	-	-	-	-	8,435	8,435	-

Construction:
One- to four- family	-	-	-	-	1,103	1,103	-
Commercial non- residential	-	-	-	-	2,042	2,042	-
Commercial business	-	-	-	-	19,197	19,197	-
Consumer:
Home equity	38	-	37	75	11,457	11,532	-
Boat	17	-	-	17	4,994	5,011	-
Automobile	8	-	-	8	905	913	-
Other	-	-	-	-	1,102	1,102	-
Total	$292	$-	$37	$329	$147,437	$147,766	-

Year end non-accrual loans, segregated by class of loans, were as follows:

(in thousands) At December 31,	2012	2011
Commercial business	$1,427	$1,449
Real Estate:
One- to four-family	291	-
Commercial non-residential	3,953	957
Land	-	202
Consumer:
Home equity	8	37
Total	$5,679	$2,645

As of December 31, 2012 and 2011, approximately $234,000 and $75,000, respectively, of interest would have been recorded if these non-accrual loans had been current according to their original terms.  There was one commercial non-residential loan for $1.8 million that was 90 days past due and still accruing interest at December 31, 2012.  There were no loans that were 90 days past due and still accruing interest at December 31, 2011.

Credit Quality / Risk Rating System:  The Company utilizes a risk rating system to segment the risk profile of its loan portfolio. As part of this on-going monitoring system of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications.  The Company’s risk rating system is comprised of nine ranges (1-9) based upon industry best practice and regulator definitions. A brief summary of the general characteristics of the nine risk classes is as follows:

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

•
Rating 6:  These are “Special Mention” loans which are currently performing as agreed but have developed a financial weakness, which if not corrected, pose unwarranted risk to the Company. This classification is used when the degree of risk initially evaluated has increased beyond conditions that would have prevented the loan from being made in the beginning. Prompt corrective action is needed.

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

•
Ratings 9:  These are loans classified as “Loss”.  They are to be charged-off or charged-down based upon the fact that repayment is uncertain or when the timing or value of payments cannot be determined.  This classification does not imply that the loan will never be paid, nor does it imply that there has been a forgiveness of debt, but does indicate that the value will not be carried on the books of the Company as an earning asset.

The loan portfolio, segmented by risk range at December 31, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$21,099	$43	$291	$21,433
Multifamily	2,369	639	-	3,008
Commercial non-residential	63,296	6,060	4,091	73,447
Land	6,087	-	2,020	8,107
Construction:
One- to four-family	2,410	-	-	2,410
Commercial non-residential	607	-	-	607
Commercial business	20,763	606	1,876	23,245
Consumer:
Home equity	9,106	-	9	9,115
Boat	4,772	-	-	4,772
Automobile	773	-	-	773
Other	1,453	-	-	1,453
Total	$132,735	$7,348	$8,287	$148,370

The loan portfolio, segmented by risk range at December 31, 2011, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$24,506	$48	$-	$24,554
Multifamily	2,292	659	-	2,951
Commercial non-residential	62,206	4,689	4,031	70,926
Land	5,879	333	2,223	8,435
Construction:
One- to four-family	1,103	-	-	1,103
Commercial non-residential	2,042	-	-	2,042
Commercial business	16,524	1,118	1,555	19,197
Consumer:
Home equity	11,495	-	37	11,532
Boat	5,011	-	-	5,011
Automobile	913	-	-	913
Other	1,102	-	-	1,102
Total	$133,073	$6,847	$7,846	$147,766

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

•	Growth and composition of the portfolio. The Committee considers changes in composition of loan portfolio and the relative risk of these loan portfolios in assessing the adequacy of the allowance.

•	Historical loan losses. The Committee reviews the Company’s historical loan losses and historical industry losses in considering losses inherent in the loan portfolio.

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

•
Reports from the Company’s managers and analysis of potential problem loans.  Lending managers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but has the potential for problems in the future.  Each lending manager reviews their respective lending unit’s loans and identifies any that may have developing weaknesses. This “self identification” process is an important component of maintaining credit quality, as each lender is accountable for monitoring as well as originating loans.

•
Current economic conditions. The Company takes into consideration economic conditions in its market area, the state’s economy, and national economic factors that could influence the quality of the loan portfolio in general. The unique, isolated geography of the Company’s market area of Southeast Alaska requires that each community’s economic activity be reviewed.  The Company also reviews out of market economic data associated with participation loans and their respective markets.

•
Trends in the Company’s delinquencies.  The Company’s market area has seasonal trends and as a result, the portfolio tends to have similar fluctuations. Prior period statistics are reviewed and evaluated to determine if the current conditions exceed expected trends.

The amount that is to be added to allowance for loan losses is based upon a variety of factors.  An important component is a loss percentage set for each major category of loan that is based upon the Company’s past loss experience.  In certain instances, the Company’s own loss experience has been minimal, and the related loss factor is modified based on consideration of published national loan loss data.  The loss percentages are also influenced by economic factors as well as management experience.

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

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
2012 (in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$102	$(9)	$-	$-	$93	$-	$93
Multifamily	5	12	-	-	17	-	17
Commercial non-residential	1,223	83	(189)	-	1,117	473	644
Land	13	48	(46)	-	15	-	15
Construction:
One-to-four-family	2	2	-	-	4	-	4
Commercial non- residential	4	(3)	-	-	1	-	1
Commercial	216	(90)	(19)	-	107	-	107
Consumer:
Home equity	26	46	(37)	-	35	-	35
Boat	34	(16)	-	2	20	-	20
Automobile	2	(1)	-	-	1	-	1
Other	3	-	-	-	3	-	3
Unallocated	235	228	-	-	463	-	463
Total allowance for loan losses	$1,865	$300	$(291)	$2	$1,876	$473	$1,403

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011.

						Period end allowance amount allocated to:
2011 (in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$73	$128	$(99)	$-	$102	$-	$102
Multifamily	14	(9)	-	-	5	-	5
Commercial non- residential	858	450	(85)	-	1,223	473	750
Land	11	20	(18)	-	13	-	13
Construction:
One-to-four-family	4	(2)	-	-	2	-	2
Commercial non- residential	3	(249)	-	250	4	-	4
Commercial	537	(317)	(4)	-	216	-	216
Consumer:
Home equity	23	138	(137)	2	26	-	26
Boat	29	11	(6)	-	34	-	34
Automobile	4	(8)	-	6	2	-	2
Other	3	-	-	-	3	-	3
Unallocated	24	211	-	-	235	-	235
Total allowance for loan losses	$1,583	$373	$(349)	$258	$1,865	$473	$1,392

The Company’s recorded investment in loans as of December 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

2012 (in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$291	$21,142	$21,433
Multifamily	-	3,008	3,008
Commercial non-residential	7,363	66,084	73,447
Land	2,021	6,086	8,107
Construction:
One-to-four-family	-	2,410	2,410
Commercial non-residential	-	607	607

Commercial	1,898	21,347	23,245
Consumer:
Home equity	8	9,107	9,115
Boat	-	4,772	4,772
Automobile	-	773	773
Other	-	1,453	1,453
Total loans	$11,581	$136,789	$148,370

The Company’s recorded investment in loans as of December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

2011 (in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$-	$24,554	$24,554
Multifamily	659	2,292	2,951
Commercial non-residential	7,395	63,531	70,926
Land	2,224	6,211	8,435
Construction:
One-to-four-family	-	1,103	1,103
Commercial non-residential	-	2,042	2,042
Commercial	1,626	17,571	19,197
Consumer:
Home equity	76	11,456	11,532
Boat	-	5,011	5,011
Automobile	-	913	913
Other	-	1,102	1,102
Total loans	$11,980	$135,786	$147,766

Related Party Loans:  In the ordinary course of business, the Company makes loans to executive officers and directors of the Company and to their affiliates.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions.  The aggregate dollar amount of these loans was $4.3 million at both December 31, 2012 and 2011.  During the years ended December 31, 2012 and 2011, new loans of this type were $327,000 and $248,000, respectively, and repayments were $328,000 and $388,000, respectively.

Real Estate Owned and Repossessed Assets:  The Company held real estate owned and repossessed assets of $344,000 and $880,000 at December 31, 2012 and 2011, respectively.  During 2012, the Company received $452,000 in proceeds from the sale of real estate owned and repossessed assets and recognized $240,000 of net losses on sales and impairment of real estate owned and repossessed assets.  During 2011, the Company received $1.4 million in proceeds from the sale of real estate owned and repossessed assets and recognized $57,000 of net losses on sales and impairment of real estate owned and repossessed assets.  The Company also incurred $45,000 and $83,000 in operating expenses related to real estate owned and repossessed assets in 2012 and 2011, respectively.

Note 6 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at December 31, 2012 and 2011 was $138.8 million and $138.5 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.  Related servicing income, net amounted to $295,000 and $211,000 for 2012 and 2011, respectively.  Custodial escrow balances maintained for loans serviced for others was $491,000 and $542,000 at December 31, 2012 and December 31, 2011, respectively.  Key assumptions used in measuring the fair value of MSR as of December 31, 2012 and 2011 were as follows:

	December 31,
(in thousands)	2012	2011
Constant prepayment rate	17.80%	18.56%
Discount rate	8.05%	8.08%
Weighted average life (years)	23.1	23.6

The change in the balance of mortgage servicing assets for the periods shown is included in the following table:

	Year ended December 31,
(in thousands)	2012	2011

Balance beginning of period	$1,098	$1,242
Additions to servicing assets	390	175
Disposals of servicing assets	(344)	(175)
Fair value adjustment	(81)	(144)
Balance end of period	$1,063	$1,098

Note 7 – Premises and Equipment

Following is a summary of premises and equipment at December 31, 2012 and 2011:

(in thousands) December 31,	2012	2011
Land	$424	$424
Buildings	2,310	2,256
Leasehold improvements	3,677	3,677
Work in progress	819	-
Furniture, fixtures and equipment	3,398	3,210
	10,628	9,567
Less accumulated depreciation and amortization	(7,404)	(7,116)
	$3,224	$2,451

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $301,000 and $278,000, respectively.

Note 8 – Deposits

Certificates of deposit of $100,000 and more at December 31, 2012 and 2011 were $11.2 million and $12.9 million, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2012, are as follows:

(in thousands) Year ending December 31,
2013	$21,359
2014	2,697
2015	2,304
2016	2,065
2017 and thereafter	345
$28,770

Interest expense on deposits at December 31, 2012 and 2011 consisted of the following:

(in thousands) Year ended December 31,	2012	2011
Interest-bearing demand	$13	$14
Money market	72	64
Savings	21	20
Certificates of deposit	348	456
	$454	$554

The weighted averages interest rates paid on deposits at December 31, 2012 and 2011 were as follows:

Year ended December 31,	2012	2011
Interest-bearing demand	0.04%	0.04%
Money market	0.23	0.23
Savings	0.10	0.10
Certificates of deposit	1.13	1.32

Deposits from the Company’s executive officers, directors, and their related companies were $4.3 million and $3.7 million at December 31, 2012 and 2011, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances at December 31, 2012 and 2011 consisted of the following:

(dollars in thousands) December 31,	2012	2011
Three-year advance, maturing in 2013 fixed 2.15%	$1,500	$1,500
Seven-year advance, maturing in 2013, fixed 5.30%	1,500	1,500
	$3,000	$3,000

FHLB advances at December 31, 2012 with final maturities of more than one year have scheduled maturities as follows:

(in thousands) Year ending December 31,
2013	$3,000
Total	$3,000

The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2012	2011
Approximate weighted average rate paid:
Average during the year	3.61%	3.92%
At end of year	3.73	3.73

The average balance of FHLB advances outstanding during 2012 and 2011 was $3.1 million and $3.5 million, respectively.  The maximum amount of advances outstanding at any month end during 2012 and 2011 was $4.0 million and $5.0 million, respectively.  Under a blanket pledge agreement, all funds on deposit at the FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit, subject to collateral limits, with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $44.7 million at December 31, 2012 subject to certain collateral requirements.  The line is secured by a blanket pledge of the Company’s assets.  At both December 31, 2012 and 2011, there was $3.0 million outstanding on the line.

Note 10 – Stock-Based Compensation

Stock Option Plan:  In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the “Plans”); one for key employees and one for directors of the Company.   The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of shares repurchased by the Company in the open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of options granted under the Plan; plus (ii) any shares surrendered to the Company in payment of the exercise price of options granted under the Plan. The Committee of the Plans shall determine the time or times at which an option may be exercised.  Previous option awards generally vest based on five years of continuous service.   The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under the Plans shall not be less than 100% of the Market Value (as defined in the Plans) of a share on the date of grant of such option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock.  Under the terms of the 2000 Stock Option Plan, no new options were awarded after July 2, 2010.  Under the terms of the 2003 Stock Option Plan, no new options can be awarded after May 22, 2013.

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

The expected volatility of stock option awards is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Following is a summary of the changes in stock options for the periods shown:

(in thousands) Year ended December 31,	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options outstanding at beginning of year	23,000	$24.67	23,000	$24.67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Stock options outstanding at end of year	23,000	$24.67	23,000	$24.67

Options exercisable at end of year	22,500	$24.65	21,140	$24.59

There were no options exercised during the years ended December 31, 2012 and 2011.  Stock options outstanding at December 31, 2012 are summarized as follows:

Weighted- Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Exercisable
				Number of Shares	Aggregate Intrinsic Value
$17.50	2,400	0.1	$-	2,400	$-
25.50	20,600	4.7	$-	20,600	$-
$24.67	23,000	4.2	$-	23,000	$-

ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values.  Compensation cost is recorded as if each vesting portion of the award is a separate award.  Stock compensation expense was $10,800 and $16,800 for the years ended December 31, 2012 and 2013.  There was no unamortized stock-based compensation expense at December 31, 2012.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan.  Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan.  Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law.  Since 2006, the Bank has matched 100% of employee contributions of up to 4% of compensation.  For the years ended December 31, 2012 and 2011, the Bank contributed $94,600 and $95,900, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) that was established in connection with the mutual to stock conversion.  Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Company.  All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees.  Employees are vested in the plan over a seven-year period.  Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan.  At December 31, 2012 and 2011, all 52,433 shares were allocated to employees.  The Company’s expense for the plan, including administrative expenses, amounted to $18,200 and $15,400 for the years ended December 31, 2012 and 2011, respectively.

Note 12 – Operating Leases

The Company leases certain of its premises and equipment under non-cancelable operating leases with terms in excess of one year.  Future minimum lease payments under these leases at December 31, 2012, are summarized as follows:

(in thousands) Year ending December 31, 2012
2013	480
2014	289
2015	271
2016	271
2017	271
2018 and thereafter	294
$1,876

Rent expense was $512,000 and $507,000 for the years ended December 31, 2012 and 2011, respectively.  Rental income on owned premises amounted to $18,700 and $20,000 for the years ended December 31, 2012 and 2011, respectively.  Rental income under signed lease agreements is anticipated to be approximately $17,000 per year for the next three years.

Note 13 – Income Taxes

The provision for income taxes at December 31, 2012 and 2011 consisted of the following:

(in thousands) Year ended December 31,	2012	2011
Current tax expense:
Federal	$103	$22
State	35	-
Total current	138	22
Deferred tax expense:
Federal	83	302
State	25	53
Total deferred	108	355
Decrease in deferred tax asset valuation allowance	(94)	(377)
Provision for income taxes	$152	$-

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2012 and 2011) to tax expense, as shown in the accompanying statements of operations and changes in shareholders’ equity and comprehensive income, is as follows:

(in thousands) Year ended December 31,	2012	2011
Income tax expense at statutory rate	$215	$320
Income tax effect of:
State income tax	39	59
Tax-exempt interest	(12)	(11)
Decrease in deferred tax valuation allowance	(94)	(377)
Other	4	9
Expense for income tax	$152	$-

Effective tax rate	(24.8%)	(0%)

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.  Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2012	2011
Deferred tax assets:
Bad debt reserves	$975	$1,007
Nonaccrual loan interest	30	30
Premises and equipment	124	158
Accrued vacation	64	64
Nondeductible REO write-down	230	230
Net operating loss carry-forward	-	27
Stock based compensation	18	18
Tax credit	39	35
Other	29	10
Gross deferred tax assets	1,509	1,579
Deferred tax liabilities:
Deferred loan fees, net	(82)	(82)
FHLB stock dividends	(628)	(628)
Prepaids	(82)	(110)
Unrecognized gain on available for sale securities	(98)	(93)
Mortgage servicing rights	(48)	(11)
Other	(46)	(17)
Gross deferred tax liabilities	(984)	(941)
Net deferred tax assets	525	638
Valuation allowance for deferred tax asset	-	(94)
Net deferred tax assets after valuation allowance	$525	$544

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law.  Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995.  As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years.  In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method.  The Bank is not subject to this recapture in 2011 or 2010, as its tax bad debt reserves do not exceed its base year reserve.  As a result of the bad debt deductions, shareholders’ equity as of December 31, 2012, includes accumulated earnings of approximately $1.8 million for which federal income tax has not been provided.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Company adopted FASB ASC 740, Income Taxes.  ASC 740 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Alaska Pacific and the Bank file consolidated tax returns.  Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ended December 31, 2012, 2011, 2010, and 2009 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of operations. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2012, beginning balance of retained earnings. The Company had no unrecognized tax benefits at December 31, 2012 or 2011.  As of December 31, 2011, the Company had federal and state net operating loss carry forwards of $233,000 and $193,000, respectively.   As of December 31, 2012, the Company had fully utilized its remaining net operating loss carryforward.

Note 14 – Commitments and Contingencies

Commitments:   Commitments to extend credit, including unused lines of credit, totaled $11.7 million and $10.6 million at December 31, 2012 and 2011, respectively.  Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4.2 million at both December 31, 2012 and 2011.  These amounts are excluded from the balance of loans at year end.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank maintains various levels of collateral supporting those commitments for which collateral is deemed necessary.  At December 31,2012, the Bank has issued one standby letter of credit for $75,000 collateralized by commercial non-residential real estate.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Bank makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Bank has had to repurchase a total of one loan due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.

Concentrations:   More than 75% of all loans in the Company’s portfolio are secured by real estate located in communities of Southeast Alaska.

Legal Proceedings: The Company is, from time to time, a defendant in and is threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these and other pending or threatened actions and proceedings will not have a material effect on the financial position or results of operation of the Company.

Note 15 – Preferred Stock

On February 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, Alaska Pacific  entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which Alaska Pacific sold (i) 4,781 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), liquidation value $1,000 per share and (ii) a warrant (the “Warrant”) to purchase 175,772 shares of Alaska Pacific’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate issuance price of $4.8 million in cash.

On November 29, 2012, all of the Series A Preferred Stock issued to the Treasury was sold by the Treasury as part of its efforts to manage and recover its investments under TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to Alaska Pacific and did not change Alaska Pacific's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to 175,772 shares of Alaska Pacific’s common stock.

The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by Alaska Pacific at any time. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.08 per share of the Common Stock.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant that it holds.

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

(dollars in thousands) December 31,	2012	2011
Net income	$479	$941
Preferred stock dividend	(240)	(241)
Preferred stock discount accretion	(73)	(69)
Net income available to common shareholders	$166	$631

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Basic weighted average shares outstanding	654,486	654,486

Net incremental shares	84,165	72,679
Weighted incremental shares	738,651	727,165

Income per common share
Basic	$0.25	$0.96
Diluted	$0.22	$0.87

Options to purchase an additional 23,000 and shares of common stock were not included in the computation of diluted earnings per share as of December 31, 2012 and 2011 because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the year ended December 31, 2012 and 2011 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at December 31, 2012 and 2011.

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain/(Loss) for Year Ended
December 31, 2012:
Recurring:
Available for sale securities:
Mortgage backed securities	$1,768	$-	$1,768	$-	$-
Municipal securities	1,409	-	1,409	-	-
U.S. government agencies	1,076	1,009	67	-	-
Mortgage servicing rights	1,063	-	-	1,063	(35)

Non-recurring:
Impaired loans	2,693	-	-	2,693	(748)
Other real estate owned and repossessed assets	344	-	-	344	(240)

December 31, 2011:
Recurring:
Available for sale securities:
Mortgage backed securities	$2,421	$-	$2,421	$-	$-
Municipal securities	1,706	-	1,706	-	-
U.S. government agencies	1,587	1,011	576	-	-
Mortgage servicing rights	1,098	-	-	1,098	(144)

Non-recurring:
Impaired loans	2,046	-	-	2,046	(473)
Other real estate owned and repossessed assets	880	-	-	880	(57)

For the twelve months ended December 31, 2012, the reconciliation in Level 3 assets measured at fair value on a recurring basis were as follows:

(in thousands)	Mortgage Servicing Rights
Balance as of January 1, 2012	$1,098
Additions to servicing assets	390
Disposals of servicing assets	(344)
Fair value adjustment	(81)
Balance as of December 31, 2012	$1,063

 For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2012 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input
Mortgage servicing rights	$1,063	Discounted Cash Flow	Constant Prepayment Rate Range	14.2% - 27.5%
			Discount Rate Range	7.5% - 9.0%

Impaired loans	2,693	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	344	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Securities:  The fair value of investment securities is based upon estimated market prices obtained from independent safekeeping agents.  Securities available-for-sale are recorded at fair value on a recurring basis.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable instruments with similar characteristics or discounted cash flows.  Changes in unrealized fair market value are recorded in other comprehensive income, as they relate to securities available for sale.

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  The impaired loans amount above represents impaired collateral dependent loans where we determined that the fair value of the loan is less than the recorded investment in the loan and an impairment was recognized by adjusting the carrying value of the loan to fair value through the allowance for loan and lease losses.  Impaired loans were $3.2 million and $2.5 million at December 31, 2012 and 2011, respectively, with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $344,000 million in real estate owned and repossessed assets reflected in the table above represents impaired real estate and repossessed assets that has been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

The following tables set forth the estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011:

(in thousands		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$18,751	$18,751	$-	$-	$18,751
Investment securities available for sale	4,253	1,009	3,244	-	4,253
Federal Home Loan Bank stock	1,752	-	1,752	-	1,752
Loans held for sale	3,247	-	3,247	-	3,247
Loans, net	148,370	-	-	134,680	134,680
Interest receivable	602	-	602	-	602
Mortgage servicing rights	1,063	-	-	1,063	1,063

Financial Liabilities
Demand and savings deposits	127,711	127,711	-	-	127,711
Certificates of deposit	28,770	-	-	28,598	28,598
Federal Home Loan Bank advances	3,000	-	-	3,274	3,274
Interest payable	88	-	88	-	88

(in thousands		Fair Value Measurements at December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,058	$11,058	$-	$-	$11,058
Investment securities available for sale	5,714	1,011	4,703	-	5,714
Federal Home Loan Bank stock	1,784	-	1,784	-	1,784
Loans held for sale	976	-	976	-	976
Loans, including held for sale, net	147,766	-	-	129,941	129,941
Interest receivable	585	-	585	-	585
Mortgage servicing rights	1,098	-	-	1,098	1,098

Financial Liabilities
Demand and savings deposits	113,611	113,611	-	-	113,611
Certificates of deposit	33,590	-	-	33,888	33,888
Federal Home Loan Bank advances	3,000	-	-	3,111	3,111
Interest payable	131	-	131	-	131

Cash and cash equivalents and interest receivable:  The fair value of cash and cash equivalents and accrued interest receivable is estimated to be equal to the carrying value, due to their short-term nature.

FHLB stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

Loans held for sale: Residential mortgage loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from government sponsored enterprises. At December 31, 2012 and 2011, loans held for sale were carried at cost.

Loans:  The fair value of loans is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

Deposits and interest payable:  For demand and savings deposits and accrued interest payable, fair value is considered to be carrying value.

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

Off-balance-sheet financial instrument: Commitments to extend credit and letters of credit represent the principal categories of off-balance-sheet instruments (Note 14) of the Notes to the Consolidated Financial Statements. The fair value of these commitments is not material because they are for a short period of time and subject to customary credit terms.

Note 18 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(in thousands) December 31,	2012	2011
Assets
Cash	$97	$116
Investment in subsidiary	20,760	20,459
Total Assets	$20,857	$20,575

Liabilities and Shareholders’ Equity
Other liabilities	$57	$33
Shareholders’ equity	20,800	20,542
Total Liabilities and Shareholders’ Equity	$20,857	$20,575

Parent Company Condensed Income Statement

(in thousands) Year ended December 31,	2012	2011
Equity in earnings of subsidiary	$682	$1,128
Total income	682	1,128
Operating expenses, net	203	187
Net income	$479	$941

Parent Company Condensed Statement of Cash Flows

(in thousands) Year ended December 31,	2012	2011
Cash flows from operating activities:
Net income	$479	$941
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(682)	(1,128)
Change in operating assets and liabilities	24	(4)
Net cash used in operating activities	(179)	(191)

Cash flows from investing activities:
Investment in subsidiary	400	359
Net cash used in investing activities	400	359

Cash flows from financing activities:
Cash dividends paid on preferred stock	(240)	(360)
Net used in financing activities	(240)	(360)

Net decrease in cash	(19)	(192)
Cash at beginning of year	116	308
Cash at end of year	$97	$116

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

(b)           The annual report of management on the effectiveness of internal control over financial reporting is set forth below:

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

(c)           Changes in Internal Controls:   There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2012 that was not so disclosed.

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

(d) Equity Compensation Plan Information:  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2012.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	22,500	$24.67	12,000

Equity compensation plans not approved by security holders	-		-
Total	22,500	$24.67	12,000

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
101
The following materials from Alaska Pacific Bancshares, Inc.’s  Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements  *

________________
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.

(3)	Incorporated by reference to the registrant’s current report on Form 8-K filed January 24, 2012.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA PACIFIC BANCSHARES, INC.

Date: March 22, 2013	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	March 22, 2013
Craig E. Dahl	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Julie M. Pierce	March 22, 2013
Julie M. Pierce	Date
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William A. Corbus	March 22, 2013
William A. Corbus	Date
Director

/s/ Scott C. Milner	March 22, 2013
Scott C. Milner	Date
Director

/s/ Hugh N. Grant	March 22, 2013
Hugh N. Grant	Date
Director

/s/ Linda C. Thomas	March 22, 2013
Linda Thomas	Date
Director

/s/ Maxwell S. Rule	March 22, 2013
Maxwell S. Rule	Date
Director

/s/ Doug Andrew	March 22, 2013
Doug Andrew	Date
Director

Exhibit Index

Exhibit No.                      Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Principal Executive Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
101
The following materials from Alaska Pacific Bancshares, Inc.’s  Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements