Form 10-Q
period 2013-03-31
ALASKA PACIFIC BANCSHARES INC
filed 2013-05-14
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

____	Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _____________  to ___________

Commission file number: 000-26003

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
Non-accelerated filer  _____                                                                                     Smaller reporting company  __X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:        654,486   shares outstanding on May 1, 2013

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands except share data)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$1,410	$1,417
Interest-earning deposits in financial institutions	10,193	17,334
Total cash and cash equivalents	11,603	18,751
Investment securities available for sale, at fair value (amortized cost: March 31, 2013 - $5,923; December 31, 2012 - $4,072)	6,087	4,253
Federal Home Loan Bank stock	1,737	1,752
Loans held for sale	748	3,247
Loans	148,428	148,370
Less allowance for loan losses	(1,936)	(1,876)
Loans, net	146,492	146,494
Interest receivable	610	602
Premises and equipment, net	3,172	3,224
Real estate owned and repossessed assets, net	1,771	344
Mortgage servicing rights, at fair value	1,095	1,063
Other assets	1,635	2,347
Total Assets	$174,950	$182,077
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$31,495	$36,684
Interest-bearing demand	33,537	34,357
Money market	34,270	32,932
Savings	23,979	23,738
Certificates of deposit	29,128	28,770
Total deposits	152,409	156,481
Federal Home Loan Bank advances	-	3,000
Advances from borrowers for taxes and insurance	1,083	630
Accounts payable and accrued expenses	330	321
Interest payable	116	88
Other liabilities	142	757
Total liabilities	154,080	161,277
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at March 31, 2013 and at December 31, 2012)	4,723	4,704
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at March 31, 2013 and at December 31, 2012)	7	7
Additional paid-in capital	6,497	6,497
Treasury stock	(11)	(11)
Retained earnings	9,517	9,456
Accumulated other comprehensive income, net	137	147
Total shareholders’ equity	20,870	20,800
Total Liabilities and Shareholders’ Equity	$174,950	$182,077

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Interest Income
Loans	$1,982	$2,053
Investment securities	29	34
Interest-earning deposits with financial institutions	10	3
Total interest income	2,021	2,090
Interest Expense
Deposits	106	119
Federal Home Loan Bank advances	25	28
Total interest expense	131	147
Net Interest Income	1,890	1,943
Provision for loan losses	60	90
Net interest income after provision for loan losses	1,830	1,853
Noninterest Income
Mortgage servicing income	117	80
Service charges on deposit accounts	136	158
Other service charges and fees	73	65
Gain on sale of loans	222	110
Total noninterest income	548	413
Noninterest Expense
Compensation and benefits	1,209	1,090
Occupancy and equipment	375	345
Data processing	69	68
Professional and consulting fees	105	115
Marketing and public relations	64	40
Real estate owned and repossessed assets, net	22	70
FDIC assessment	31	27
Other	274	224
Total noninterest expense	2,149	1,979
Income before provision for income taxes	229	287
Provision for income taxes	89	113
Net income	$140	$174
Preferred stock dividend and discount accretion
Preferred stock dividends	60	60
Preferred stock discount accretion	19	17
Net income available to common shareholders	$61	$97
Income per common share:
Basic	$0.09	$0.15
Diluted	$0.08	$0.13

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended March 31,
(in thousands)	2013	2012
Net income available to common shareholders	$61	$97
Other comprehensive income
Net unrealized gains on investment securities available for sale, net of tax expense of $7 and $4 as of March 31, 2013 and 2012, respectively	(10)	7
Comprehensive income, net of tax	$51	$104

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
(in thousands)	2013	2012
Operating Activities
Net income	$140	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	90
Gain on sale of loans	(222)	(110)
Fair value valuation adjustment mortgage servicing rights	(32)	13
Depreciation and amortization	78	69
Amortization of fees, discounts, and premiums, net	(76)	(14)
Stock compensation expense	-	3
(Gain) loss on sale and impairment of real estate owned and repossessed assets	(6)	40
Loans originated for sale	(10,325)	(6,849)
Proceeds from sale of loans originated for sale	13,046	7,773
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	(8)	12
Other assets	719	2
Advances from borrowers for taxes and insurance	453	508
Interest payable	28	19
Accounts payable and accrued expenses	9	123
Other liabilities	(615)	152
Net cash provided by operating activities	3,249	2,005
Investing Activities
Purchase of investment securities available for sale	(2,000)	(261)
Maturities and principal repayments of investment securities available for sale, net	143	145
Proceeds from Federal Home Loan Bank stock redemption	15	-
Loan originations, net of principal repayments	(1,403)	(1,690)
Proceeds from sale of real estate owned and repossessed assets	6	86
Purchase of premises and equipment	(26)	(795)
Net cash used in investing activities	(3,265)	(2,515)
Financing Activities
Repayments on Federal Home Loan Bank advances	(3,000)	-
Proceeds from Federal Home Loan Bank advances	-	500
Net decrease in demand and savings deposits	(4,430)	(5,257)
Net increase (decrease) in certificates of deposit	358	(1,345)
Cash dividends paid on preferred stock	(60)	(60)
Net cash used in financing activities	(7,132)	(6,162)
Decrease in cash and cash equivalents	(7,148)	(6,672)
Cash and cash equivalents at beginning of period	18,751	11,058
Cash and cash equivalents at end of period	$11,603	$4,386
Supplemental information:
Cash paid for interest	$103	$128
Net cash paid for income taxes	98	50
Loans foreclosed and transferred to real estate owned and repossessed assets	1,427	-
Net change in fair value of securities available for sale, net of tax	(10)	7
Accrued dividends on Series A preferred stock	$31	$31

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim period ended March 31, 2013, are not necessarily indicative of the results which may be expected for an entire year or any other period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2013 for potential recognition and disclosure.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  The unpaid principal balance of loans serviced for others at March 31, 2013 and December 31, 2012 were $141.4 million and $138.8 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with Accounting Standards Codification (“ASC”) 860-50, Servicing Assets and Liabilities, which provides an election to record changes in fair value to be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to update the estimate of fair value of the MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Applicable current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the annual valuation of the MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Key assumptions used in measuring the fair value of MSR as of March 31, 2013 and 2012 were as follows:

	March 31,
(in thousands)	2013	2012
Constant prepayment rate	17.80%	18.56%
Discount rate	8.05%	8.08%
Weighted average life (years)	23.1	23.6

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended March 31,
(in thousands)	2013	2012

Balance beginning of period	$1,063	$1,098
Change in fair value:
Due to additions to servicing assets	137	70
Due to payoffs of servicing assets	(110)	(70)
Fair value adjustment	5	(13)
Total change in fair value	32	(13)
Balance end of period	$1,095	$1,085

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at March 31, 2013 and December 31, 2012.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,617	$-	$1,617	$-
Municipal securities	1,402	-	1,402	-
U.S. government agencies	3,068	1,005	2,063	-
Mortgage servicing rights	1,095	-	-	1,095

Non-recurring:
Impaired loans	2,671	-	-	2,671
Real estate owned and repossessed assets	1,771	-	-	1,771

December 31, 2012:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,768	$-	$1,768	$-
Municipal securities	1,409	-	1,409	-
U.S. government agencies	1,076	1,009	67	-
Mortgage servicing rights	1,063	-	-	1,063

Non-recurring:
Impaired loans	2,693	-	-	2,693
Real estate owned and repossessed assets	344	-	-	344

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Mortgage Servicing Rights	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2013	2012
Balance beginning of period	$1,063	$1,098
Additions to servicing assets, net	27	-
Fair value adjustment	5	(13)
Balance end of period	$1,095	$1,085

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range
Mortgage servicing rights	$1,095	Discounted Cash Flow	Constant Prepayment Rate Range	14.2% - 27.5%
			Discount Rate Range	7.5% - 9.0%

Impaired loans	2,671	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	1,771	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and included in the table are impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.  Impaired loans with a specific valuation allowance or a partial charge-off were $3.1 million at March 31, 2013 and $3.2 million at December 31, 2012 with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $1.8 million in real estate owned and repossessed assets at March 31, 2013, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  The fair value of real estate owned is determined by appraisal of the property, less estimated costs related to liquidation of the asset.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the asset.  Fair value adjustments on real estate owned and repossessed assets are recognized in noninterest expense.

The following table sets forth the estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

(in thousands		Fair Value Measurements at March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,603	$11,603	$-	$-	$11,603
Investment securities available for sale	6,087	3,000	3,087	-	6,087
Federal Home Loan Bank stock	1,737	-	1,737	-	1,737
Loans held for sale	748	-	748	-	748
Loans, excluding held for sale, net	146,492	-	-	134,305	134,305
Interest receivable	610	-	610	-	610
Mortgage servicing rights	1,095	-	-	1,095	1,095

Financial Liabilities
Demand and savings deposits	123,281	-	123,281	-	123,281
Certificates of deposit	29,128	-	-	28,882	28,882
Federal Home Loan Bank advances	-	-	-	-	-
Interest payable	116	-	116	-	116

(in thousands		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$18,751	$18,751	$-	$-	$18,751
Investment securities available for sale	4,253	1,009	3,244	-	4,253
Federal Home Loan Bank stock	1,752	-	1,752	-	1,752
Loans held for sale	3,247	-	3,247	-	3,247
Loans, excluding held for sale, net	146,494	-	-	134,680	134,680
Interest receivable	602	-	602	-	602
Mortgage servicing rights	1,063	-	-	1,063	1,063

Financial Liabilities
Demand and savings deposits	127,711	127,711	-	-	127,711
Certificates of deposit	28,770	-	-	28,598	28,598
Federal Home Loan Bank advances	3,000	-	-	3,274	3,274
Interest payable	88	-	88	-	88

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

Mortgage servicing rights:  MSRs are measured at fair value on a recurring basis.  These assets are classified as Level 3 as quoted prices are not available and the Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.   The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Applicable current market rate assumptions are utilized for discounting the future cash flows.

Federal Home Loan Bank (“FHLB”) stock:  The fair value of FHLB stock is considered to be equal to its carrying value, since it may be redeemed at that value.

Loans, excluding held for sale, net of allowance for loan loss:  The fair value of loans excluding loans held for sale and net of allowance for loan losses is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Mortgage-backed securities:	$1,516	$101	$-	$1,617
Municipal securities:	1,345	57	-	1,402
U.S. government agencies	3,062	8	(2)	3,068
Total	$5,923	$166	(2)	$6,087

December 31, 2012:
Mortgage-backed securities:	$1,657	$111	$-	$1,768
Municipal securities:	1,350	59	-	1,409
U.S. government agencies	1,065	11	-	1,076
Total	$4,072	$181	$-	$4,253

Available for sale securities at March 31, 2013 that have been in a continuous unrealized loss position are as follows:

	Impaired less than 12 months		Impaired 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$998	$2	$-	$-	$998	$2

There were two securities with unrealized losses at March 31, 2013 and no securities at December 31, 2012. The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at March 31, 2013 or December 31, 2012.

The fair value and amortized cost of investment securities at March 31, 2013 is presented in the following table by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Backed Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$9	$9	$-	$-	$-	$-
Maturing between 5 and 10 years	255	245	1,402	1,345	2,570	2,562
Maturing beyond 10 years	1,353	1,262	-	-	498	500
Total	$1,617	$1,516	$1,402	$1,345	$3,068	$3,062

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at March 31, 2013 was $5.9 million and $6.1 million, respectively.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2012 were $3.6 million and $3.8 million, respectively.

There was no sale of securities during the three months ended March 31, 2013 or December 31,  2012.

At March 31, 2013 the Bank owned $1.8 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.  On October 25, 2010, the FHLB of Seattle agreed to the stipulation and issuance of a Consent Order by its primary regulator the Federal Housing Finance Agency (“FHFA”).  The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements as well as requiring the FHFA’s approval for the FHLB of Seattle to repurchase member stock or pay dividends.  In September 2012, the Finance Agency reclassified the FHLB of Seattle as "adequately capitalized" as compared to the prior classification of “undercapitalized.” Although this capital classification change means that the FHLB of Seattle will no longer be subject to the mandatory and discretionary restrictions imposed by the prompt corrective action regulations, including limitations on asset growth, FHLB remains subject to the requirements stipulated in the Consent Arrangement.  In addition, any dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA.  During the third quarter of 2012, the FHFA approved the FHLB of Seattle to repurchase a portion of its stock and $32,000 of FHLB of Seattle stock was purchased from the Bank during 2012. The FHLB of Seattle has not indicated when dividend payments may resume.  As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock.  Management will continue to monitor the financial condition of the FHLB of Seattle as it relates to, among other things, the recoverability of the Bank’s investment in FHLB of Seattle stock.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	March 31, 2013	December 31, 2012
Real estate:
Permanent:
One- to four-family	$20,149	$21,433
Multifamily	2,136	3,008
Commercial nonresidential	71,564	73,447
Land	8,257	8,107
Construction:
One- to four-family	3,601	2,410
Commercial nonresidential	2,428	607
Commercial business	25,227	23,245
Consumer:
Home equity	8,801	9,115
Boat	4,334	4,772
Automobile	762	773
Other	1,169	1,453
Total loans	$148,428	$148,370

Loans are net of deferred loan fees amounting to $514,000 and $529,000 at March 31, 2013 and December 31, 2012, respectively.

Loans include overdrawn balances of deposit accounts of $35,000 and $79,000 at March 31, 2013 and December 31, 2012, respectively.

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

Impaired loans are set forth in the following table as of March 31, 2013.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$299	$286	$-	$286	$-
Multifamily	-	-	-	-	-
Commercial nonresidential	8,764	5,990	2,378	8,368	473
Land	2,020	2,020	-	2,020	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	466	466	-	466	-
Consumer:
Home equity	8	8	-	8	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$11,557	$8,770	$2,378	$11,148	$473

Impaired loans are set forth in the following table as of December 31, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$300	$291	$-	$291	$-
Commercial non-residential	7,724	4,964	2,399	7,363	473
Land	2,021	2,021	-	2,021	-
Commercial business	1,898	1,898	-	1,898	-
Consumer:
Home equity	8	8	-	8	-
Total	$11,951	$9,182	$2,399	$11,581	$473

The following table presents interest income recognized and average recorded investment of impaired loans for the period ended:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$289	$-	$-
Multifamily	-	-	5	657
Commercial nonresidential	45	7,866	73	7,386
Land	25	2,021	19	2,224
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	10	1,182	8	1,635
Consumer:
Home equity	-	8	1	58
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	-	-
Total	$80	$11,365	$106	$11,960

Nonaccrual loans at March 31, 2013 and December 31, 2012, were as follows:

	March 31,	December 31,
(in thousands)	2013	2012
Commercial business	$-	$1,427
Real Estate:
One- to four-family	286	291
Commercial nonresidential	3,923	3,953
Consumer:
Home equity	8	8
Total	$4,217	$5,679

Troubled Debt Restructurings.  Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The Company accounts for troubled debt restructurings in accordance with Auditing Standards Update (“ASU”) No. 2011-02.  Troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  As of March 31, 2013 and December 31, 2012, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $7.8 million and $9.2 million, respectively.  Included in these amounts, the Company had $6.4 million and $6.5 million of troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of March 31, 2013:

(dollars in thousands)	Number of Contracts	Accrual Status	Non-Accrual Status	Total Modifications
Real Estate:
One-to-four-family	1	$-	$286	$286
Commercial nonresidential	11	3,251	3,706	6,957
Land	1	400	-	400
Commercial business	2	107	-	107
Total	15	$3,758	$3,992	$7,750

The following table presents the accrual status of troubled debt restructurings as of December 31, 2012:

(dollars in thousands)	Number of Contracts	Accrual Status	Non-Accrual Status	Total Modifications
Real Estate:
One-to-four-family	1	$-	$291	$291
Commercial nonresidential	11	3,253	3,734	6,987
Land	1	400	-	400
Commercial business	3	107	1,427	1,534
Total	16	$3,760	$5,452	$9,212

The following table presents newly restructured loans that occurred during the three months ended March 31, 2013:

(dollars in thousands)	Number of Contracts	Combination Modification
Real Estate:
Commercial nonresidential	1	$535

The following table presents newly restructured loans that occurred during the three months ended March 31, 2012:

(dollars in thousands)	Number of Contracts	Payment Modification
Real Estate:
Commercial nonresidential	1	$537

The pre-modification balance and the post-modification balances were the same for the loans that were restructured during the three months ended March 31, 2013 and 2012.  For the three months ended March 31, 2013, there were eight commercial non-residential loans totaling $4.0 million modified as troubled debt restructuring within the previous 12 months for which there was a payment default. For the three months ended March 31, 2012, there was one commercial business loan for $1.4 million and one commercial non-residential loan for $630,000 modified as a troubled debt restructuring within the previous 12 months for which there was a payment default.

The Bank’s policy is that loans placed in nonaccrual status may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy requires six months of payment performance in order for the loan to return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of March 31, 2013 were as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$20,149	$20,149	$-
Multifamily	-	-	-	-	2,136	2,136	-
Commercial nonresidential	1040	-	767	1,807	69,757	71,564	-
Land	-	-	-	-	8,257	8,257	-
Construction:
One- to four-family	-	-	-	-	3,601	3,601	-
Commercial nonresidential	-	-	-	-	2,428	2,428	-
Commercial business	125	-	-	125	25,102	25,227	-
Consumer:
Home equity	-	-	8	8	8,793	8,801	-
Boat	15	-	-	15	4,319	4,334	-
Automobile	1	-	-	1	761	762	-
Other	-	-	-	-	1,169	1,169	-
Total	$1,181	$-	$775	$1,956	$146,472	$148,428	$-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 - 89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$18	$-	$18	$21,415	$21,433	$-
Multifamily	-	-	-	-	3,008	3,008	-
Commercial non- residential	-	-	3,356	3,356	70,091	73,447	1,839
Land	-	-	-	-	8,107	8,107	-
Construction:
One- to four-family	-	-	-	-	2,410	2,410	-
Commercial non- residential	-	-	-	-	607	607	-
Commercial business	11	102	1,427	1,540	21,705	23,245	-
Consumer:
Home equity	23	-	8	31	9,084	9,115	-
Boat	15	-	-	15	4,757	4,772	-
Automobile	1	-	-	1	772	773	-
Other	-	-	-	-	1,453	1,453	-
Total	$50	$120	$4,791	$4,961	$143,409	$148,370	$1,839

Credit Quality / Risk Rating System:  The Bank utilizes a risk rating system to segment the risk profile of its loan portfolio. As part of this on-going monitoring system of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications.  The Bank’s risk rating system is comprised of a nine point ranges (1-9) risk rating system based upon industry best practice and regulator definitions. A brief summary of the general characteristics of the nine risk classes is as follows:

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

•
Rating 6:  This category includes “Special Mention” loans which are currently performing as agreed but have developed a financial weakness, which if not corrected, pose unwarranted risk to the institution. This classification is used when the degree of risk initially evaluated has increased beyond conditions that would have prevented the loan from being originated initially. Prompt corrective action is needed.

•
Rating 7:  This category includes “Substandard” loans which are no longer protected by adequate cash flow, net worth, or collateral.  There is a well-defined weakness that jeopardizes the repayment of the debt and subjects the institution to the possibility of loss.  Loans in this category may or may not have specific valuation allowance assigned to the loan depending on conditions.

•
Rating 8:  This category includes loans classified as “Doubtful” which, based upon a variety of negative conditions, will more than likely result in a loss if a set of events do not occur.  These loans have specific valuation allowance to the extent of the calculated impairment.

•
Rating 9:  This category includes loans classified as “Loss” that are to be charged-off or charged-down because that repayment is uncertain or when the timing or value of payments cannot be determined.  This classification does not imply that the loan will never be paid, nor does it imply that there has been a forgiveness of debt, but does indicate that the value will not be carried on the books of the institution as an earning asset.

The loan portfolio, segmented by risk range at March 31, 2013, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$19,821	$42	$286	$20,149
Multifamily	1,501	635	-	2,136
Commercial nonresidential	59,598	6,869	5,097	71,564
Land	6,237	-	2,020	8,257
Construction:
One- to four-family	3,601	-	-	3,601
Commercial nonresidential	2,428	-	-	2,428
Commercial business	24,188	582	457	25,227
Consumer:
Home equity	8,793	-	8	8,801
Boat	4,334	-	-	4,334
Automobile	762	-	-	762
Other	1,169	-	-	1,169
Total	$132,432	$8,128	$7,868	$148,428

The loan portfolio, segmented by risk range at December 31, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$21,099	$43	$291	$21,433
Multifamily	2,369	639	-	3,008
Commercial non- residential	63,296	6,060	4,091	73,447
Land	6,087	-	2,020	8,107
Construction:
One- to four-family	2,410	-	-	2,410
Commercial non-
residential	607	-	-	607
Commercial business	20,763	606	1,876	23,245
Consumer:
Home equity	9,106	-	9	9,115
Boat	4,772	-	-	4,772
Automobile	773	-	-	773
Other	1,453	-	-	1,453
Total	$132,735	$7,348	$8,287	$148,370

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

The calculated reserve amount as re-evaluated by management is compared to the actual amount recorded in the allowance at the end of each quarter, and a determination is made as to whether the allowance is adequate or needs to be increased.  Management’s determination of adequacy may be reflected as an adjustment to the reserve that is unallocated to a major category of loan.    The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the general and specific allowances.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans (charged-off) net of recoveries.

The following table details activity in the allowance for loan losses by class for the three months ended March 31, 2013.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$93	$(27)	$-	$-	$66	$-	$66
Multifamily	17	(2)	-	-	15	-	15
Commercial nonresidential	1,117	(51)	-	-	1,066	473	593
Land	15	3	-	-	18	-	18
Construction:
One-to-four-family	4	4	-	-	8	-	8
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	1	4	-	-	5	-	5
Commercial business	107	27	-	-	134	-	134
Consumer:
Home equity	35	4	-	-	39	-	39
Boat	20	(1)	-	-	19	-	19
Automobile	1	1	-	-	2	-	2
Other	3	-	-	-	3	-	3
Unallocated	463	98	-	-	561	-	561
Total allowance for loan losses	$1,876	$60	$-	$-	$1,936	$473	$1,463

The following table details activity in the allowance for loan losses by class for the three months ended March 31, 2012.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$102	$2	$-	$-	$104	$-	$104
Multifamily	5	-	-	-	5	-	5
Commercial nonresidential	1,223	(25)	-	-	1,198	473	725
Land	13	-	-	-	13	-	13
Construction:
One-to-four-family	2	-	-	-	2	-	2
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	4	4	-	-	8	-	8
Commercial business	216	11	-	-	227	-	227
Consumer:
Home equity	26	47	(37)	-	36	-	36
Boat	34	(4)	-	1	31	-	31
Automobile	2	-	-	-	2	-	2
Other	3	(1)	-	-	2	-	2
Unallocated	235	56	-	-	291	-	291
Total allowance for loan losses	$1,865	$90	$(37)	$1	$1,919	$473	$1,446

The Company’s recorded investment in loans as of March 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$286	$19,863	$20,149
Multifamily	-	2,136	2,136
Commercial nonresidential	8,368	63,196	71,564
Land	2,020	6,237	8,257
Construction:
One-to-four-family	-	3,601	3,601
Commercial nonresidential	-	2,428	2,428
Commercial business	466	24,761	25,227
Consumer:
Home equity	8	8,793	8,801
Boat	-	4,334	4,334
Automobile	-	762	762
Other	-	1,169	1,169
Total loans	$11,148	$137,280	$148,428

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

Note 6 – Capital Compliance

The Bank is subject to minimum capital quantitative regulatory capital requirements imposed by regulation of the OCC.  Based on it’s capital levels as of March 31, 2013, the Bank exceeded these requirements as of that date.

The Bank’s capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the following table:

(in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Tier 1 Leverage Capital(1)	$20,413	11.74%	$6,956	4.00%	$8,696	5.00%

Tier 1 Risk Based Capital(2)	$20,413	14.59%	$5,597	4.00%	$8,396	6.00%

Total Risk-Based Capital(3)	$22,164	15.84%	$11,195	8.00%	$13,993	10.00%

December 31, 2012:
Tier 1 Leverage Capital(1)	$20,505	11.36%	$7,223	4.00%	$9,029	5.00%

Tier 1 Risk Based Capital(2)	$20,505	14.92%	$5,497	4.00%	$8,245	6.00%

Total Risk-Based Capital(3)	$22,225	16.17%	$10,994	8.00%	$13,742	10.00%

(1) Based on total adjusted assets of $173.9 million.
(2) Based on risk weighted assets of $139.9 million.
(3) Based on risk weighted assets of $139.9 million.

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

	Three Months Ended March 31,
(in thousands except for per share data)	2013	2012
Net income	$140	$174
Preferred stock dividends	(60)	(60)
Preferred stock discount accretion	(19)	(17)
Net income available to common shareholders	$61	$97

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	106	66
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	760	720

Earnings per common share
Basic	$0.09	$0.15
Diluted	$0.08	$0.13

Options to purchase an additional 23,000 shares of common stock were not included in the computation of diluted earnings per share for the three ended March 31, 2013 and 2012, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the three months ended March 31, 2013 and 2012, respectively, because the warrant’s exercise price was less than the average market price of the Company’s common shares during those periods.

Note 8 – Preferred Stock

On February 6, 2009, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company sold (i) 4,781 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), liquidation value $1,000 per share and (ii) a warrant (the “Warrant”) to purchase 175,772 shares of the Company’s common stock, par value $0.01 per share, for an aggregate issuance price of $4.8 million in cash.

On November 29, 2012, all of the Series A Preferred Stock issued to Treasury was sold by Treasury as part of its efforts to manage and recover its investments under TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to The Company and did not change The Company's capital position or accounting for these securities, it did eliminate restrictions put in place by Treasury on TARP recipients.  The Treasury retained its related warrants to purchase up to 175,772 shares of The Company’s common stock.

The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by The Company at any time. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $4.08 per share of the common stock.  Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant that it holds.

In accordance with the relevant accounting pronouncements, the Company recorded the Series A Preferred Stock and Warrants within the Stockholders’ Equity line item included on its Condensed Consolidated Balance Sheets, included in this Quarterly Report on Form 10-Q. The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate.

The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Condensed Consolidated Statements of Income.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 9 – Commitments

Commitments to extend credit, including unused lines of credit, totaled $11.8 million and $11.7 million at March 31, 2013 and December 31, 2012, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4.1 million and $4.2 million at March 31, 2013 and December 31, 2012, respectively.  These amounts are excluded from loan balances.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of by the Board of Governors of the Federal Reserve System (“FRB”) or “Federal Reserve”) and our bank subsidiary by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and implementing regulations that adversely affect our business including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules including changes related to Basel III; the time it may take to lease excess space in Company-owned buildings; future legislative changes affecting the United States Department of Treasury TARP Capital Purchase Program; and other risks detailed in our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Matters

On September 28, 2010, the Company and the Bank each entered into an Order to Cease and Desist with the OTS (individually an “Order” and collectively the “Orders”).  As a result of the elimination of the OTS on July 21, 2011, the FRB, the Company’s new primary bank regulator, and the OCC, the Bank’s new primary bank regulator continued to administer the Company’s and Bank’s Order, respectively. On August 14, 2012, the OCC terminated the Bank’s Order and on February 1, 2013 the Federal Reserve terminated the Company’s Order.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. We maintain an allowance for loan losses consistent, in all material respects, with the GAAP guidelines.  The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-Q.

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

As of March 31, 2013 and December 31, 2012, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of $528,000 and $525,000, respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

The Company accounts for MSR in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  See Note 2 of the Selected Notes to Condensed Consolidated Interim Financial Statements for information regarding the Company’s methodology to estimate the fair value of MSR.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU No. 2012-06 clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be  collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2012-06 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The ASU is effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.

Financial Condition

Total assets of the Company at March 31, 2013 were $175.0 million, a decrease of $7.1 million or 3.9%, from $182.1 million at December 31, 2012.  The decrease is primarily the result of a decrease in loans held for sale and cash and cash equivalents.

Loans (excluding loans held for sale and the allowance for loan losses) were $148.4 million at both March 31, 2013 and at December 31, 2012.  Commercial business loans increased $2.0 million, or 8.6%, to $25.2 million offset by a decline in permanent commercial non-residential loans of $1.9 million, or 2.6%.  Loans held for sale were $748,000 at March 31, 2013, a $2.5 million decrease from $3.2 million at December 31, 2012.

Deposits decreased $4.1 million, or 2.6%, to $152.4 million at March 31, 2013, compared with $156.5 million at December 31, 2012.  The decrease is primarily the result of a seasonal decrease in demand deposit accounts.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS deposits of $1.0 million at March 31, 2013.  There were no CDARS deposits included in certificates of deposit at December 31, 2012.

Total shareholders’ equity increased by $52,000, or 0.3% and was $20.9 million at March 31, 2013 compared with $20.8 million at December 31, 2012.  The change in shareholders’ equity during the three months ended March 31, 2013 was primarily attributable to net income of $140,000 offset by preferred stock dividends of $60,000.

Results of Operations

Net Income.  Net income excluding the preferred stock dividend and discount accretion for the first quarter of 2013 and 2012 was $140,000 and $174,000, respectively.  After preferred stock dividend and discount accretion of $79,000 and $77,000, net income available to common shareholders for the first quarter of 2013 and 2012 was $61,000 and $97,000, or $0.08 and $0.13 per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012	Income Incr. (Decr.)

Net interest income	$1,890	$1,943	$(53)
Noninterest income	548	413	135
Provision for loan losses	(60)	(90)	30
Noninterest expense	(2,149)	(1,979)	(170)
Income before provision for income tax	229	287	(58)
Provision for income tax	(89)	(113)	24
Net income	$140	$174	$(34)

Net Interest Income.  Net interest income for the first quarter of 2013 decreased $53,000 compared with the first quarter of 2012.  Average loans decreased $159,000, or 0.1%, to $148.8 million for the first quarter of 2013 compared to $149.0 million for the first quarter of 2012.  At the same time, the average yield on loans decreased 18 basis points (“bp”) for the first quarter of 2013 to 5.33% compared to 5.51% for the first quarter of 2012 as a result of a continued low interest rate environment and non-performing loans.  Average interest bearing deposits increased $6.0 million, or 5.3%, to $118.8 million for the first quarter of 2013 compared to $112.8 million for the first quarter of 2013.  The cost of average interest bearing liabilities declined six bp to 0.36% for the first quarter of 2013 compared to 0.42% for the first quarter of 2012.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased 40 bp to 4.30% for the first quarter 2013 compared to 4.70% for the first quarter of 2012.

Provision for Loan Losses.  The provision for loan losses was $60,000 for the first quarter of 2013 compared to $90,000 for the first quarter of 2012.  The provisions in these periods reflect management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  There were no net loan charge-offs for the first quarter of 2013.  Net loan charge-offs were $36,000 for the first quarter of 2012.

Noninterest Income.  Noninterest income for the first quarter of 2013 increased $135,000, or 32.7%, to $548,000 compared with $413,000 for the first quarter of 2012. The increase in noninterest income during the first quarter was primarily attributable to an increase in mortgage banking income.  Gain on sale of loans income increased $112,000 to $222,000 for the first quarter of 2013 compared with $110,000 for the first quarter of 2012, as a result of an increase in mortgage loans originated for sale.

Noninterest Expense.   Noninterest expense for the first quarter of 2013 increased $170,000, or 8.6%, to $2.1 million compared to $2.0 million for the comparable period in 2012.  The increase was primarily related to an increase of $119,000 in compensation and benefits expense and an increase of $50,000 in other expenses offset with a decrease of $48,000 in real estate owned and repossessed assets expense.

Provision for income taxes:  Provision for income taxes was $78,000 for the first quarter of 2013, a decrease of $35,000 or 31.0%, compared to $113,000 for the first quarter of 2012.

Asset Quality

Nonaccrual loans were $4.2 million at March 31, 2013, a decrease of $1.5 million, or 25.7%, compared with $5.7 million at December 31, 2012.  The decrease is due primarily to one commercial business loan for $1.4 million that was transferred to real estate owned and repossessed assets.

Loans with balances totaling $11.1 million at March 31, 2013 and $11.6 million at December 31, 2012 were considered to be impaired.  At March 31, 2013 and December 31, 2012, there were 22 and 21 impaired loans, respectively.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $473,000 were specifically reserved on impaired loans at March 31, 2013 and December 31, 2012.

The following table reflects loan balances considered to be impaired by asset type at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(in thousands)	2013	2012
Commercial non residential	$8,368	$7,363
Permanent one- to four-family	286	291
Land	2,020	2,021
Consumer	8	8
Commercial business	466	1,898
Total impaired loans	$11,148	$11,581

At March 31, 2013, 89% of impaired loans totaling $9.9 million included loans to six borrowers.  Additional information regarding these borrowers, by market area as of March 31, 2013 is provided in the following table:

		Loan Balance March 31, 2013
Loan Type	Market Area	(in thousands)
Land	Alaska	$2,020
Commercial real estate	Alaska	1,328
Commercial real estate	Idaho	2,378
Commercial real estate	Alaska	2,295
Commercial real estate	Alaska	801
Commercial real estate	Alaska	1,040
Total – Impaired loans of six largest credit relationships		$9,862

The Bank had $1.8 million and $344,000 of real estate owned and repossessed assets at March 31, 2013 and December 31, 2012, respectively.  The $1.4 million increase in 2013 is due to one commercial business loan secured by land, a floating vessel and investment securities for $1.4 million that was transferred to real estate owned and repossessed assets.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $44.8 million at March 31, 2013, of which $42.8 million was unused.    At March 31, 2013, $2.0 million of the borrowing line was committed to secure public deposits.  There was $3.0 million outstanding on the borrowing line in addition to $2.0 million of the line committed to secure public deposits at December 31, 2012.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $7.1 million to $11.6 million as of March 31, 2013, from $18.8 million as of December 31, 2012.  Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2013.  Net cash of $3.3 million was used in investing activities during the three months ended March 31, 2013 and consisted principally of loan originations, net of principal repayments and purchases of investment securities available for sale.  The $7.1 million of cash used in financing activities during the three months ended March 31, 2013 primarily consisted of a $4.4 million net decrease in demand deposits and $3.0 million in repayments on FHLB advances.

At March 31, 2013, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Company and the Bank exceeded all of its regulatory capital requirements at March 31, 2013.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended March 31, 2013, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.                     OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At March 31, 2013, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.1	Severance Agreement with Craig E. Dahl (4)
10.2	Severance Agreement with Julie M. Pierce (9)
10.3	Severance Agreement with Thomas C. Sullivan (4)
10.4	Severance Agreement with Tammi L. Knight (4)
10.5	Severance Agreement with Christopher P. Bourque (9)
10.6	Alaska Federal Savings Bank 401(k) Plan (1)
10.7	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (4)
10.8	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (4)
10.9	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (5)
10.10	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (7)
10.11	Form of Compensation Modification Agreement (2)
14	Code of Ethics (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements (10)

________________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 26, 2013.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the registrant’s annual meeting proxy statement dated May 5, 2000.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.
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

Alaska Pacific Bancshares, Inc.

May 14, 2013	/s/ Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

May 14, 2013	/s/ Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements