Form 10-Q
period 2013-06-30
ALASKA PACIFIC BANCSHARES INC
filed 2013-08-14
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

___	Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _____________  to ___________

Commission file number: 000-26003

ALASKA PACIFIC BANCSHARES, INC.
Exact name of registrant as specified in its charter)

Alaska	92-0167101
(State or other jurisdiction of incorporation or organiztion)	(I.R.S. Emplyer Identification No.)

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
Non-accelerated filer  _____                                                                                     Smaller reporting company  __X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:   654,486   shares outstanding on August 9, 2013

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands except share data)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$1,562	$1,417
Interest-earning deposits in financial institutions	10,603	17,334
Total cash and cash equivalents	12,165	18,751
Investment securities available for sale, at fair value (amortized cost: June 30, 2013 - $5,777; December 31, 2012 - $4,072)	5,821	4,253
Federal Home Loan Bank stock	1,721	1,752
Loans held for sale	1,585	3,247
Loans	149,726	148,370
Less allowance for loan losses	(1,999)	(1,876)
Loans, net	147,727	146,494
Interest receivable	538	602
Premises and equipment, net	3,102	3,224
Real estate owned and repossessed assets, net	1,543	344
Mortgage servicing rights, at fair value	1,097	1,063
Other assets	1,609	2,347
Total Assets	$176,908	$182,077
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$34,250	$36,684
Interest-bearing demand	33,383	34,357
Money market	34,237	32,932
Savings	23,568	23,738
Certificates of deposit	28,544	28,770
Total deposits	153,982	156,481
Federal Home Loan Bank advances	-	3,000
Advances from borrowers for taxes and insurance	1,502	630
Accounts payable and accrued expenses	404	321
Interest payable	84	88
Other liabilities	97	757
Total liabilities	156,069	161,277
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at June 30, 2013 and at December 31, 2012)	4,743	4,704
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at June 30, 2013 and at December 31, 2012)	7	7
Additional paid-in capital	6,496	6,497
Treasury stock	(11)	(11)
Retained earnings	9,539	9,456
Accumulated other comprehensive income, net	65	147
Total shareholders’ equity	20,839	20,800
Total Liabilities and Shareholders’ Equity	$176,908	$182,077

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Interest Income
Loans	$2,032	$2,040	$4,014	$4,093
Investment securities	31	35	60	69
Interest-earning deposits in financial institutions	4	1	14	4
Total interest income	2,067	2,076	4,088	4,166
Interest Expense
Deposits	101	117	207	236
Federal Home Loan Bank advances	-	29	25	57
Total interest expense	101	146	232	293
Net Interest Income	1,966	1,930	3,856	3,873
Provision for loan losses	60	90	120	180
Net interest income after provision for loan losses	1,906	1,840	3,736	3,693
Noninterest Income
Mortgage servicing income	87	71	204	151
Service charges on deposit accounts	150	175	286	333
Other service charges and fees	69	61	142	126
Gain on sale of loans	135	87	357	197
Total noninterest income	441	394	989	807
Noninterest Expense
Compensation and benefits	1,182	1,169	2,391	2,259
Occupancy and equipment	372	350	747	695
Data processing	64	65	133	133
Professional and consulting fees	170	193	275	308
Marketing and public relations	66	71	130	111
Real estate owned and repossessed assets, net	16	180	38	250
FDIC assessment	39	127	70	154
Other	272	309	546	533
Total noninterest expense	2,181	2,464	4,330	4,443
Income before provision (benefit) for income taxes	166	(230)	395	57
Provision (Benefit) for income taxes	65	(89)	154	24
Net income (Loss)	$101	$(141)	$241	$33
Preferred stock dividend and discount accretion
Preferred stock dividends	60	60	120	120
Preferred stock discount accretion	20	19	39	36
Net income (loss) available to common shareholders	$21	$(220)	$82	$(123)
Income (Loss) per common share:
Basic	$0.03	$(0.34)	$0.13	$(0.19)
Diluted	0.03	(0.34)	$0.11	$(0.19)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net income (loss) available to common shareholders	$21	$(220)	$82	$(123)
Other comprehensive income (loss)
Net unrealized gains (loss) on investment securities available for sale, net of tax expense (benefit) of $(46) and $9 and $(55) and $14 for the three and six months ended June 30, 2013 and 2012, and respectively	(72)	14	(82)	22
Comprehensive loss, net of tax	$(51)	$(206)	$-	$(101)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2013	2012
Operating Activities
Net income	$241	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	180
Gain on sale of loans	(357)	(197)
Fair value valuation adjustment mortgage servicing rights	(34)	13
Depreciation and amortization	156	139
Amortization of fees, discounts, and premiums, net	(132)	(44)
Stock compensation expense	-	6
(Gain) loss on sale and impairment of real estate owned and repossessed assets	(6)	211
Loans originated for sale	(18,001)	(12,468)
Proceeds from sale of loans originated for sale	20,020	12,656
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	64	86
Other assets	793	(902)
Advances from borrowers for taxes and insurance	872	887
Interest payable	(4)	(17)
Accounts payable and accrued expenses	83	36
Other liabilities	(660)	63
Net cash provided by operating activities	3,155	682
Investing Activities
Purchase of investment securities available for sale	(2,000)	(261)
Maturities and principal repayments of investment securities available for sale, net	283	288
Proceeds from Federal Home Loan Bank stock redemption	31	-
Loan originations, net of principal repayments	(2,641)	(4,119)
Proceeds from sale of real estate owned and repossessed assets	239	411
Purchase of premises and equipment	(34)	(980)
Net cash used in investing activities	(4,122)	(4,661)
Financing Activities
Repayments on Federal Home Loan Bank advances	(3,000)	-
Net (decrease) increase in demand and savings deposits	(2,273)	6,998
Net decrease in certificates of deposit	(226)	(2,548)
Cash dividends paid on preferred stock	(120)	(120)
Net cash provided by (used in) financing activities	(5,619)	4,330
Increase (Decrease) in cash and cash equivalents	(6,586)	351
Cash and cash equivalents at beginning of period	18,751	11,058
Cash and cash equivalents at end of period	$12,165	$11,409
Supplemental information:
Cash paid for interest	$236	$310
Net cash paid for income taxes	351	320
Loans foreclosed and transferred to real estate owned and repossessed assets	1,432	-
Net change in fair value of securities available for sale, net of tax	(82)	22
Accrued dividends on Series A preferred stock	$31	$31

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim period ended June 30, 2013, are not necessarily indicative of the results which may be expected for an entire year or any other period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2013 for potential recognition and disclosure.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  The unpaid principal balance of loans serviced for others at June 30, 2013 and December 31, 2012 were $140.7 million and $138.8 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with Accounting Standards Codification (“ASC”) 860-50, Servicing Assets and Liabilities, which provides an election to record changes in fair value to be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to update the estimate of fair value of the MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Applicable current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the annual valuation of the MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Key assumptions used in measuring the fair value of MSR as of June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012
Constant prepayment rate	17.80%	18.56%
Discount rate	8.05%	8.08%
Weighted average life (years)	23.1	23.6

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Balance beginning of period	$1,095	$1,085	$1,063	$1,098
Change in fair value:
Due to additions to servicing assets	69	104	206	174
Due to payoffs of servicing assets	(76)	(69)	(186)	(138)
Fair value adjustment	9	(35)	14	(49)
Total change in fair value	2	-	34	(13)
Balance end of period	$1,097	$1,085	$1,097	$1,085

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at June 30, 2013 and December 31, 2012.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,457	$-	$1,457	$-
Municipal securities	1,356	-	1,356	-
U.S. government agencies	3,008	1,001	2,007	-
Mortgage servicing rights	1,097	-	-	1,097

Non-recurring:
Impaired loans	2,593	-	-	2,593
Real estate owned and repossessed assets	1,543	-	-	1,543

December 31, 2012:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,768	$-	$1,768	$-
Municipal securities	1,409	-	1,409	-
U.S. government agencies	1,076	1,009	67	-
Mortgage servicing rights	1,063	-	-	1,063

Non-recurring:
Impaired loans	2,693	-	-	2,693
Real estate owned and repossessed assets	344	-	-	344

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Mortgage Servicing Rights	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance beginning of period	$1,095	$1,085	$1,063	$1,098
Additions to servicing assets, net	(7)	35	20	36
Fair value adjustment	9	(35)	14	(49)
Balance end of period	$1,097	$1,085	$1,097	$1,085

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range
Mortgage servicing rights	$1,097	Discounted Cash Flow	Constant Prepayment Rate Range	14.2% - 27.5%
			Discount Rate Range	7.5% - 9.0%

Impaired loans	$2,593	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	$1,543	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and included in the table are impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.  The contractual balance of impaired loans with a specific valuation allowance or a partial charge-off were $3.1 million at June 30, 2013 and $3.2 million at December 31, 2012 with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $1.5 million in real estate owned and repossessed assets at June 30, 2013, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  The fair value of real estate owned is determined by appraisal of the property, less estimated costs related to liquidation of the asset.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the asset.  Fair value adjustments on real estate owned and repossessed assets are included in noninterest expense.

The following tables set forth the estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

(in thousands)		Fair Value Measurements at June 30, 2013

	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$12,165	$12,165	$-	$-	$12,165
Investment securities available for sale	5,821	1,001	4,820	-	5,821
Federal Home Loan Bank stock	1,721	-	1,721	-	1,721
Loans held for sale	1,585	-	1,585	-	1,585
Loans, excluding held for sale, net	147,727	-	-	136,775	136,775
Interest receivable	538	-	538	-	538
Mortgage servicing rights	1,097	-	-	1,097	1,097

Financial Liabilities
Demand and savings deposits	125,438	-	125,438	-	125,438
Certificates of deposit	28,544	-	-	28,252	28,252
Federal Home Loan Bank advances	-	-	-	-	-
Interest payable	84	-	84	-	84

(in thousands)		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$18,751	$18,751	$-	$-	$18,751
Investment securities available for sale	4,253	1,009	3,244	-	4,253
Federal Home Loan Bank stock	1,752	-	1,752	-	1,752
Loans held for sale	3,247	-	3,247	-	3,247
Loans, excluding held for sale, net	146,494	-	-	134,680	134,680
Interest receivable	602	-	602	-	602
Mortgage servicing rights	1,063	-	-	1,063	1,063

Financial Liabilities
Demand and savings deposits	127,711	127,711	-	-	127,711
Certificates of deposit	28,770	-	-	28,598	28,598
Federal Home Loan Bank advances	3,000	-	-	3,274	3,274
Interest payable	88	-	88	-	88

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents, and accrued interest:  The fair value of cash and cash equivalents and accrued interest is estimated to be equal to the carrying value, due to their short-term nature.

Investment Securities:   Securities available-for-sale are recorded at fair value on a recurring basis.  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of comparable instruments with similar characteristics.  Changes in fair market value are recorded in other comprehensive income, net of tax.

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

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
Mortgage-backed securities	$1,376	$81	$-	$1,457
Municipal securities	1,340	18	(2)	1,356
U.S. government agencies	3,061	3	(56)	3,008
Total	$5,777	$102	$(58)	$5,821

December 31, 2012:
Mortgage-backed securities	$1,657	$111	$-	$1,768
Municipal securities	1,350	59	-	1,409
U.S. government agencies	1,065	11	-	1,076
Total	$4,072	$181	$-	$4,253

There were five available for sale securities that are in an unrealized loss position at June 30, 2013.  At June 30, 2013 an aging of unrealized losses and fair value of available-for-sale securities was as follows:

	Unrealized losses less than 12 months		Unrealized losses 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$251	$2	$-	$-	$251	$2
U.S. government agencies	1,944	56	-	-	1,944	56
Total	$2,195	$58	$-	$-	$2,195	$58

There were no available for sale securities at December 31, 2012 that have been in a continuous unrealized loss position for more than twelve months.

The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at June 30, 2013 or December 31, 2012.

The fair value and amortized cost of investment securities at June 30, 2013 is presented in the following table by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Backed Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$74	$71	$-	$-	$491	$500
Maturing between 5 and 10 years	523	497	1,356	1,340	2,039	2,060
Maturing beyond 10 years	861	809	-	-	477	500
Total	$1,457	$1,376	$1,356	$1,340	$3,008	$3,061

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at June 30, 2013 was $5.8 million.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2012 were $3.6 million and $3.8 million, respectively.

There was no sale of securities during the three and six months ended June 30, 2013 and 2012.

At June 30, 2013 the Bank owned $1.7 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized.  Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA.  The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of June 30, 2013, the FHLB had repurchased $63,300 of the Bank’s stock, including $15,800 during the quarter ending June 30, 2013.  The FHLB of Seattle announced July 22, 2013 that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend.

Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment in FHLB stock.  Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of June 30, 2013.

Note 5 – Loans

Loans are summarized as follows:

(in thousands)	June 30, 2013	December 31, 2012
Real estate:
Permanent:
One- to four-family	$18,557	$21,433
Multifamily	2,792	3,008
Commercial nonresidential	70,010	73,447
Land	8,511	8,107
Construction:
One- to four-family	4,391	2,410
Commercial nonresidential	2,867	607
Commercial business	26,810	23,245
Consumer:
Home equity	9,263	9,115
Boat	4,602	4,772
Automobile	785	773
Other	1,138	1,453
Total loans	$149,726	$148,370

Loans are net of deferred loan fees amounting to $482,000 and $529,000 at June 30, 2013 and December 31, 2012, respectively.

Other loans include overdrawn balances of deposit accounts of $12,000 and $79,000 at June 30, 2013 and December 31, 2012, respectively.

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

Impaired loans are set forth in the following table as of June 30, 2013.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$298	$281	$-	$281	$-
Multifamily	-	-	-	-	-
Commercial nonresidential	8,676	5,894	2,358	8,252	473
Land	1,970	1,970	-	1,970	-
Construction:
One- to four-family	-	-	-	-	-
Commercial nonresidential	-	-	-	-	-
Commercial business	555	555	-	555	-
Consumer:
Home equity	8	8	-	8	-
Boat	-	-	-	-	-
Automobile	-	-	-	-	-
Other	-	-	-	-	-
Total	$11,507	$8,708	$2,358	$11,066	$473

Impaired loans are set forth in the following table as of December 31, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$300	$291	$-	$291	$-
Commercial non-residential	7,724	4,964	2,399	7,363	473
Land	2,021	2,021	-	2,021	-
Commercial business	1,898	1,898	-	1,898	-
Consumer:
Home equity	8	8	-	8	-
Total	$11,951	$9,182	$2,399	$11,581	$473

The following table presents interest income recognized and average recorded investment of impaired loans for the period ended:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$284	$-	$223
Multifamily	-	-	-	328
Commercial nonresidential	54	8,310	66	10,858
Land	34	1,995	17	3,319
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	11	511	3	2,379
Consumer:
Home equity	-	8	-	80
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	-	-
Total	$99	$11,108	$86	$17,187

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$286	$-	$74
Multifamily	-	-	5	438
Commercial nonresidential	100	7,994	139	7,314
Land	59	2,004	36	2,218
Construction:
One- to four-family	-	-	-	-
Commercial nonresidential	-	-	-	-
Commercial business	21	973	11	1,609
Consumer:
Home equity	-	8	1	59
Boat	-	-	-	-
Automobile	-	-	-	-
Other	-	-	-	-
Total	$180	$11,265	$192	$11,712

Nonaccrual loans at June 30, 2013 and December 31, 2012, were as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Real Estate:
One- to four-family	$281	$291
Commercial nonresidential	5,665	3,953
Commercial business	100	1,427
Consumer:
Home equity	8	8
Total	$6,054	$5,679

Troubled Debt Restructurings.  Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a concession to the borrower that it would otherwise not consider.  The Company accounts for troubled debt restructurings in accordance with Auditing Standards Update (“ASU”) No. 2011-02.  Troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  As of June 30, 2013 and December 31, 2012, the recorded investment in loans that have been modified in a troubled debt restructuring and that are impaired was $7.6 million and $9.2 million, respectively.  Included in these amounts, the Company had $6.9 million and $6.5 million of troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of June 30, 2013:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
One-to-four-family	1	$-	$281	$281
Commercial nonresidential	11	2,437	4,413	6,850
Land	1	350	-	350
Commercial business	3	102	-	102
Total	16	$2,889	$4,694	$7,583

The following table presents the accrual status of troubled debt restructurings as of December 31, 2012:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
One-to-four-family	1	$-	$291	$291
Commercial nonresidential	11	3,253	3,734	6,987
Land	1	400	-	400
Commercial business	3	107	1,427	1,534
Total	16	$3,760	$5,452	$9,212

The following table presents newly restructured loans that occurred during the three months ended June 30, 2013:

(dollars in thousands)	Number of Contracts	Combination Modification
Commercial business	1	$11

The following tables present newly restructured loans that occurred during the six months ended June 30, 2013:

(dollars in thousands)	Number of Contracts	Payment Modification
Commercial business	1	$11
Real Estate:
Commercial nonresidential	1	$535

There were no newly restructured loans that occurred during the three months ended June 30, 2012.

The following tables present newly restructured loans that occurred during the six months ended June 30, 2012:

(dollars in thousands)	Number of Contracts	Payment Modification
Real Estate:
Commercial nonresidential	1	$537

The pre-modification balance and the post-modification balances were the same for the loans that were restructured during the three and six months ended June 30, 2013 and for the six months ended June 30, 2012.  For the six months ended June 30, 2013, there were seven commercial non-residential loans totaling $3.6 million and one one-to-four family loan for $281,000 modified as troubled debt restructuring within the previous 12 months for which there was a payment default. For the six months ended June 30, 2012, there was one commercial business loan for $1.4 million, three commercial non-residential loans for $2.7 million, and two land loans for $186,000 modified as troubled debt restructurings within the previous 12 months for which there was a payment default.

The Bank’s policy is that loans placed in nonaccrual status may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy requires six months of payment performance in order for the loan to return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of June 30, 2013 were as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$-	$-	$-	$18,557	$18,557	$-
Multifamily	-	-	-	-	2,792	2,792	-
Commercial nonresidential	-	-	1,748	1,748	68,262	70,010	-
Land	-	-	-	-	8,511	8,511	-
Construction:
One- to four-family	-	-	-	-	4,391	4,391	-
Commercial nonresidential	-	-	-	-	2,867	2,867	-
Commercial business	213	-	100	313	26,497	26,810	-
Consumer:
Home equity	-	41	8	49	9,214	9,263	-
Boat	-	-	-	-	4,602	4,602	-
Automobile	-	-	-	-	785	785	-
Other	-	-	-	-	1,138	1,138	-
Total	$213	$41	$1,856	$2,110	$147,616	$149,726	$-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$18	$-	$18	$21,415	$21,433	$-
Multifamily	-	-	-	-	3,008	3,008	-
Commercial non- residential	-	-	3,356	3,356	70,091	73,447	1,839
Land	-	-	-	-	8,107	8,107	-
Construction:
One- to four-family	-	-	-	-	2,410	2,410	-
Commercial non- residential	-	-	-	-	607	607	-
Commercial business	11	102	1,427	1,540	21,705	23,245	-
Consumer:
Home equity	23	-	8	31	9,084	9,115	-
Boat	15	-	-	15	4,757	4,772	-
Automobile	1	-	-	1	772	773	-
Other	-	-	-	-	1,453	1,453	-
Total	$50	$120	$4,791	$4,961	$143,409	$148,370	$1,839

Credit Quality / Risk Rating System:  The Bank utilizes a risk rating system to segment the risk profile of its loan portfolio. As part of this on-going monitoring system of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends in past due and nonaccrual loans, gross and net charge-offs, and movement in loan balances within the risk classifications.  The Bank’s risk rating system is comprised of a nine point ranges (1-9) risk rating system based upon industry best practice and regulatory definitions. A brief summary of the general characteristics of the nine risk classes is as follows:

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

The loan portfolio, segmented by risk range at June 30, 2013, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$18,235	$41	$281	$18,557
Multifamily	2,162	630	-	2,792
Commercial nonresidential	57,395	6,817	5,798	70,010
Land	6,541	-	1,970	8,511
Construction:
One- to four-family	4,149	242	-	4,391
Commercial nonresidential	2,867	-	-	2,867
Commercial business	25,397	867	546	26,810
Consumer:
Home equity	9,193	61	9	9,263
Boat	4,602	-	-	4,602
Automobile	785	-	-	785
Other	1,138	-	-	1,138
Total	$132,464	$8,658	$8,604	$149,726

The loan portfolio, segmented by risk range at December 31, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$21,099	$43	$291	$21,433
Multifamily	2,369	639	-	3,008
Commercial non- residential	63,296	6,060	4,091	73,447
Land	6,087	-	2,020	8,107
Construction:
One- to four-family	2,410	-	-	2,410
Commercial non-
residential	607	-	-	607
Commercial business	20,763	606	1,876	23,245
Consumer:
Home equity	9,106	-	9	9,115
Boat	4,772	-	-	4,772
Automobile	773	-	-	773
Other	1,453	-	-	1,453
Total	$132,735	$7,348	$8,287	$148,370

The Bank’s Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Bank’s Asset Classification Committee (“Committee”) reviews the following information to analyze the credit risk inherent in the Bank’s portfolio:

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

Each individual loan, previously classified by management or newly classified during the quarterly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall required reserve amount.  As a result of the size of the Company, the size of the loan portfolio, and the relatively small number of classified loans, most members of the Committee are often familiar with the borrower, the collateral or the circumstances giving rise to the concerns.  For the remaining portion of the portfolio, comprised of “pass” loans, the loss percentages discussed above are applied to each loan category.

The calculated reserve amount as re-evaluated by management is compared to the actual amount recorded in the allowance at the end of each quarter, and a determination is made as to whether the allowance is adequate or needs to be increased.  Management’s determination of adequacy may be reflected as an adjustment to the reserve that is unallocated to a major category of loan.    The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the general and specific allowances. The conditions evaluated by the Committee in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and regulatory examination results.

Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans (charged-off) net of recoveries.

The following table details activity in the allowance for loan losses by class for the three months ended June 30, 2013.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$66	$(26)	$-	$-	$40	$-	$40
Multifamily	15	1	-	-	16	-	16
Commercial nonresidential	1,066	(42)	-	-	1,024	473	551
Land	18	3	-	-	21	-	21
Construction:
One-to-four-family	8	3	-	-	11	-	11
Multifamily	-	-	-	-	-	-	-
Commercial nonresidential	5	2	-	-	7	-	7
Commercial business	134	5	-	3	142	-	142
Consumer:
Home equity	39	8	-	-	47	-	47
Boat	19	3	-	-	22	-	22
Automobile	2	1	-	-	3	-	3
Other	3	-	-	-	3	-	3
Unallocated	561	102	-	-	663	-	663
Total allowance for loan losses	$1,936	$60	$-	$3	$1,999	$473	$1,526

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Charge- offs	Recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$93	$(53)	$-	$-	$40
Multifamily	17	(1)	-	-	16
Commercial non-residential	1,117	(93)	-	-	1,024
Land	15	6	-	-	21
Construction:
One-to-four-family	4	7	-	-	11
Multifamily	-	-	-	-	-
Commercial nonresidential	1	6	-	-	7
Commercial	107	32	-	3	142
Consumer:
Home equity	35	12	-	-	47
Boat	20	2	-	-	22
Automobile	1	2	-	-	3
Other	3	-	-	-	3
Unallocated	463	200	-	-	663
Total allowance for loan losses	$1,876	$120	$-	$3	$1,999

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

The Company’s recorded investment in loans as of June 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$281	$18,276	$18,557
Multifamily	-	2,792	2,792
Commercial nonresidential	8,252	61,758	70,010
Land	1,970	6,541	8,511
Construction:
One-to-four-family	-	4,391	4,391
Commercial nonresidential	-	2,867	2,867
Commercial business	555	26,255	26,810
Consumer:
Home equity	8	9,255	9,263
Boat	-	4,602	4,602
Automobile	-	785	785
Other	-	1,138	1,138
Total loans	$11,066	$138,660	$149,726

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

Note 6 – Capital Compliance

The Bank is subject to minimum capital quantitative regulatory capital requirements imposed by regulation of the Office of the Comptroller of the Currency (“OCC”).  To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both June 30, 2013 and December 31, 2012. There are no conditions or events since that notification that management believes have changed the Bank’s status.

The Bank’s capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented in the following table:

(in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Tier 1 Leverage Capital(1)	$20,528	11.65%	$7,047	4.00%	$8,809	5.00%

Tier 1 Risk Based Capital(2)	$20,528	14.70%	$5,585	4.00%	$8,377	6.00%

Total Risk-Based Capital(3)	$22,276	15.96%	$11,169	8.00%	$13,961	10.00%

(1) Based on total adjusted assets of $176.2 million.
(2) Based on risk weighted assets of $139.6 million.
(3) Based on risk weighted assets of $139.6 million.

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

	Three Months Ended June 30,
(in thousands except for per share data)	2013	2012
Net income (loss)	$101	$(141)
Preferred stock dividends	(60)	(60)
Preferred stock discount accretion	(20)	(19)
Net income (loss) available to common shareholders	$21	$(220)

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	115	-
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	769	654

Earnings (loss) per common share
Basic	$0.03	$(0.34)
Diluted	$0.03	$(0.34)

	Six Months Ended June 30,
	2013	2012
Net income	$241	$33
Preferred stock dividend accrual	(120)	(120)
Preferred stock discount accretion	(39)	(36)

Net income (loss) available to common shareholders	$82	$(123)

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	111	-
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	765	654

Earnings (loss) per common share
Basic	$0.13	$(0.19)
Diluted	$0.11	$(0.19)

Options to purchase an additional 23,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the three and six months ended June 30, 2013, respectively, because the warrant’s exercise price was less than the average market price of the Company’s common shares during those periods. Diluted earnings per share are equal to basic earnings per share for the three and six months ended June 30, 2012 because there is no income available to common shareholders.

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
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 9 – Commitments

Commitments to extend credit, including unused lines of credit, totaled $13.2 million and $11.7 million at June 30, 2013 and December 31, 2012, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $3.6 million and $4.2 million at June 30, 2013 and December 31, 2012, respectively.  These amounts are excluded from loan balances.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of by the Board of Governors of the Federal Reserve System (“FRB”) or “Federal Reserve”) and our bank subsidiary by the OCC and the Federal Deposit Insurance Corporation (“FDIC”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and implementing regulations that adversely affect our business including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules including changes related to Basel III; the time it may take to lease excess space in Company-owned buildings; future legislative changes affecting the United States Department of Treasury TARP Capital Purchase Program; and other risks detailed in our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

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

Accounting for the allowance for loan losses involves significant judgment and assumptions by management, which has a material impact on the carrying value of net loans.  Management considers this accounting policy to be a critical accounting policy. We maintain an allowance for loan losses consistent, in all material respects, in accordance with GAAP guidelines.  The allowance has three components: (i) a formula allowance for groups of homogeneous loans, (ii) a specific valuation allowance for identified problem loans and (iii) an unallocated allowance. Each of these components is based upon estimates that can change over time.  The formula allowance is based primarily on historical experience and as a result can differ from actual losses incurred in the future.  The history is reviewed at least quarterly and adjustments are made as needed.  Various techniques are used to arrive at specific loss estimates, including historical loss information, discounted cash flows and fair market value of collateral.  The use of these techniques is inherently subjective and the actual losses could be greater or less than the estimates.  For further details, see “Results of Operations - Provision for Loan Losses” included in this Form 10-Q.

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

As of June 30, 2013 and December 31, 2012, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of $576,000 and $525,000, respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

At June 30, 2013 there was no deferred tax asset valuation allowance.  The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

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

In April 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740).  This ASU requires an entity to present in the financial statements an unrecognized tax benefit as a liability and the unrecognized tax benefit should not be combined with deferred tax assets to the extent that a net operating loss carryforward, tax loss or tax credit carryforward is also not available at the reporting date.  The amendment is to be applied prospectively to all unrecognized tax benefits and is effective for annual and interim reporting periods beginning after December 15, 2013.  The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Financial Condition

Total assets of the Company at June 30, 2013 were $176.9 million, a decrease of $5.2 million or 2.8%, from $182.1 million at December 31, 2012.  The decrease was primarily the result of a decrease in cash and cash equivalents and loans held for sale.  The decrease in cash and cash equivalents is the result of a decline in total deposits and repayments of FHLB advances.

Loans (excluding loans held for sale and the allowance for loan losses) were $149.7 million at June 30, 2013, an increase of $1.3 million or 0.9%, from $148.4 at December 31, 2012.  During this period, increases in construction and commercial business loans of $4.2 million and $3.6 million, respectively, were partially offset by declines in permanent one-to-four family and commercial non-residential loans of $2.9 million and $3.4 million, respectively.  Loans held for sale were $1.6 million at June 30, 2013, a $1.6 million decrease from $3.2 million at December 31, 2012.

Deposits decreased $2.5 million, or 1.6%, to $154.0 million at June 30, 2013, compared with $156.5 million at December 31, 2012.  The decrease was primarily the result of a decrease in demand deposit accounts.

The Bank began using CDARS deposits in 2005 as an alternative source of funds in addition to advances from the FHLB.  These are insured time deposits obtained through the nationwide Certificate of Deposit Account Registry Service.  They range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS deposits of $1.0 million at June 30, 2013.  There were no CDARS deposits included in certificates of deposit at December 31, 2012.

Total shareholders’ equity was $20.8 million at both June 30, 2013 and at December 31, 2012.  The $39,000 increase in shareholders’ equity during the six months ended June 30, 2013 was primarily attributable to net income of $241,000 partially offset by a decline in accumulated other comprehensive income representing the change in unrealized losses on available for sale securities of $82,000 and preferred stock dividends of $120,000.

Results of Operations

Net Income.  Net income (loss) excluding the preferred stock dividend and discount accretion for the second quarter of 2013 and 2012 was $101,000 and $(141,000), respectively.  After preferred stock dividend and discount accretion of $80,000 and $79,000, net income (loss) available to common shareholders for the second quarter of 2013 and 2012 was $21,000 and $(220,000), or $0.03 and $(0.34) per diluted share, respectively.

Net income excluding the preferred stock dividend and discount accretion for the six months ended June 30, 2013 and 2012 was $241,000 and $33,000, respectively.  After preferred stock dividend and discount accretion of $159,000 and $156,000, net income (loss) available to common shareholders for the six months ended June 30, 2013 and 2012 was $82,000 and $(123,000), or $0.11 and $(0.19) per diluted share, respectively.

For purposes of comparison, income can be separated into major components as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2013	2012	Income Incr . (Decr.)	2013	2012	Income Incr. (Decr.)

Net interest income	$1,966	$1,930	$36	$3,856	$3,873	$(17)
Noninterest income	441	394	47	989	807	182
Provision for loan losses	(60)	(90)	30	(120)	(180)	60
Noninterest expense	(2,181)	(2,464)	283	(4,330)	(4,443)	113
Income (loss) before (provision) benefit for income tax	166	(230)	396	395	57	338
(Provision) benefit for income tax	(65)	89	(154)	(154)	(24)	(130)
Net income (loss)	$101	$(141)	$242	$241	$33	$208

Net Interest Income.  Net interest income for the second quarter of 2013 increased $36,000 compared with the second quarter of 2012.  Average loans decreased $1.6 million, or 1.1%, to $150.3 million for the second quarter of 2013 compared to $151.9 million for the second quarter of 2012.  At the same time, the average yield on loans increased four basis points (“bp”) for the second quarter of 2013 to 5.41% compared to 5.37% for the second quarter of 2012.  Average interest bearing deposits increased $3.9 million, or 3.5%, to $118.4 million for the second quarter of 2013 compared to $114.5 million for the second quarter of 2012.  The cost of average interest bearing liabilities declined seven bp to 0.34% for the second quarter of 2013 compared to 0.41% for the second quarter of 2012.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, increased six bp to 4.67% for the second quarter 2013 compared to 4.61% for the second quarter of 2012.

Net interest income for the six months ended June 30, 2013 decreased $17,000 compared with the same period last year.  Average loans decreased $918,000, or 0.6%, to $149.6 million for the six months ended June 30, 2013 compared to $150.5 million for the six months ended June 30, 2012.  At the same time, the average yield on loans decreased seven bp for the first six months of 2013 to 5.37% compared to 5.44% for the same period last year.  Average interest bearing deposits increased $5.0 million, or 4.4%, to $118.6 million for the six months ended June 30, 2013 compared to $113.6 million for the six months ended June 30, 2012.  The cost of average interest bearing liabilities declined eleven bp to 0.39% for the six months ended June 30, 2013 compared to 0.50% for the same period of 2012.  The interest rate spread decreased eighteen bp to  4.48% for the six months ended June 30, 2013 compared to 4.66% for the six months ended June 30, 2012.

Provision for Loan Losses.  The provision for loan losses was $60,000 for the second quarter of 2013 compared to $90,000 for the second quarter of 2012.  The provision for loan losses was $120,000 for the six months ended June 30, 2013, compared to $180,000 for the same period of 2012.  The provisions in these periods reflect the decline in net loan charge-offs and management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan recoveries (charge-offs) were $3,000 for the second quarter of 2013 and $(165,000) for the second quarter of 2012.  Net loan recoveries (charge-offs) were $3,000 for the six months ended June 30, 2013 and $(201,000) for the six months ended June 30, 2012.

Noninterest Income.  Noninterest income for the second quarter of 2013 increased $47,000, or 11.9%, to $441,000 compared with $394,000 for the second quarter of 2012.  The increase in noninterest income during the second quarter of 2013 was primarily attributable to an increase in mortgage banking income compared to the same period last year.  Gain on sale of loans income increased $48,000 to $135,000 for the second quarter of 2013 compared with $87,000 for the second quarter of 2012, as a result of an increase in mortgage loans originated for sale. Noninterest income for the six months ended June 30, 2013 increased $182,000, or 22.6%, to $989,000 compared with $807,000 for the same period of 2012. The increase in noninterest income during the first six months of 2013 was primarily attributable to an increase in mortgage banking income.  Gain on sale of loans income increased $160,000 to $357,000 for the six months ended June 30, 2013 compared with $197,000 for the six months ended June 30, 2012, as a result of an increase in mortgage loans originated for sale. The recent rise in mortgage interest rates may, however, result in a slow-down of the refinancing activity that has contributed to the increase in mortgage banking income.

Noninterest Expense.   Noninterest expense for the second quarter of 2013 decreased $283,000, or 11.5%, to $2.2 million compared to $2.5 million for the comparable period in 2012.  The decrease was primarily related to a decrease of $164,000 in real estate owned and repossessed assets expense in addition to an $88,000 decrease in FDIC assessments.  Noninterest expense for the six months ended June 30, 2013 decreased $113,000, or 2.5%, to $4.3 million compared to $4.4 million for the comparable period in 2012.  The decrease was primarily related to a decrease of $212,000 in real estate owned and repossessed assets expense and an $84,000 decrease in FDIC assessments partially offset by an increase of $132,000 in compensation and benefits expense. Compensation and benefits expense increased as a result of pay raises and higher staffing levels.

Provision (Benefit) for income taxes:  Provision for income taxes was $65,000 for the second quarter of 2013 compared to a benefit for income taxes of $89,000 for the second quarter of 2012. Provision for income taxes was $154,000 for the six months ended June 30, 2013 compared to $24,000 for the same period in 2012.

Asset Quality

Nonaccrual loans were $6.1 million at June 30, 2013, an increase of $400,000, or 6.6%, compared with $5.7 million at December 31, 2012.  The net increase is due primarily to the addition of two commercial non-residential real estate loans to one borrower totaling $1.0 million that were more than 90 days past due at June 30, 2013 and one commercial non-residential real estate loan for $800,000 that is a troubled debt restructuring deemed to be impaired and placed on nonaccrual status due to payment history and insufficiency of cash flow offset with one commercial business loan for $1.4 million that was transferred to real estate owned and repossessed assets.

Loans with balances totaling $11.1 million at June 30, 2013 and $11.6 million at December 31, 2012 were considered to be impaired.  At June 30, 2013 and December 31, 2012, there were 25 and 21 impaired loans, respectively.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $473,000 were specifically reserved on impaired loans at June 30, 2013 and December 31, 2012.

The following table reflects loan balances considered to be impaired by asset type at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(in thousands)	2013	2012
Commercial non residential	$8,252	$7,363
Permanent one- to four-family	281	291
Land	1,970	2,021
Consumer	8	8
Commercial business	555	1,898
Total impaired loans	$11,066	$11,581

At June 30, 2013, 87.7% of impaired loans totaling $9.7 million included loans to six borrowers.  Additional information regarding these borrowers, by market area as of June 30, 2013 is provided in the following table:

Loan Type	Market Area	Loan Balance June 30, 2013 (in thousands)
Land	Alaska	$1,970
Commercial real estate	Alaska	1,254
Commercial real estate	Idaho	2,358
Commercial real estate	Alaska	2,282
Commercial real estate	Alaska	800
Commercial real estate	Alaska	1,040
Total – Impaired loans of six largest credit relationships		$9,704

The Bank had $1.5 million and $344,000 of real estate owned and repossessed assets at June 30, 2013 and December 31, 2012, respectively.  The $1.2 million increase in 2013 was due to one commercial business loan secured by land and a floating vessel that was transferred to real estate owned and repossessed assets.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $42.9 million at June 30, 2013, of which $40.9 million was available to draw upon.    At June 30, 2013, $2.0 million of the borrowing line was committed to secure public deposits.  There was $3.0 million outstanding on the borrowing line in addition to $2.0 million of the line committed to secure public deposits at December 31, 2012.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents decreased $6.6 million to $12.2 million as of June 30, 2013, from $18.8 million as of December 31, 2012.  Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2013.  Net cash of $4.1 million was used in investing activities during the six months ended June 30, 2013 and consisted principally of loan originations, net of principal repayments and purchases of investment securities available for sale.  The $5.6 million of cash used in financing activities during the six months ended June 30, 2013 primarily consisted of a $2.3 million net decrease in demand deposits and $3.0 million in repayments on FHLB advances.

At June 30, 2013, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Bank exceeded all of its regulatory capital requirements at June 30, 2013.  See Note 6 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended June 30, 2013, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At June 30, 2013, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

10.1	Amended Employment Agreement with Craig E. Dahl (4)
10.2	Change in Control Severance Agreement with Craig E. Dahl (4)
10.3	Severance Agreement with Julie M. Pierce (10)
10.4	Severance Agreement with Thomas C. Sullivan (5)
10.5	Severance Agreement with Tammi L. Knight (5)
10.6	Severance Agreement with Christopher P. Bourque (10)
10.7	Alaska Federal Savings Bank 401(k) Plan (1)
10.8	Alaska Pacific Bancshares, Inc. Employee Stock Ownership Plan (5)
10.9	Alaska Pacific Bancshares, Inc. Employee Severance Compensation Plan (5)
10.10	Alaska Pacific Bancshares, Inc. 2000 Stock Option Plan (6)
10.11	Alaska Pacific Bancshares, Inc. 2003 Stock Option Plan (8)
10.12	Form of Compensation Modification Agreement (2)
14	Code of Ethics (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Alaska Pacific Banshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements (10)

_______________
(1)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).

(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed on February 6, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 26, 2013.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2013.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the registrant’s annual meeting proxy statement dated April 10, 2004.
(8)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007.
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

Alaska Pacific Bancshares, Inc.

August 14, 2013	/s/ Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

August 14, 2013	/s/ Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.