Form 10-Q
period 2013-09-30
ALASKA PACIFIC BANCSHARES INC
filed 2013-11-13
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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
Non-accelerated filer  _____                                                                                     Smaller reporting company  __X___
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No     X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:        654,486   shares outstanding on November 1, 2013

ALASKA PACIFIC BANCSHARES, INC.
Juneau, Alaska

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands except share data)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$1,526	$1,417
Interest-earning deposits in financial institutions	18,483	17,334
Total cash and cash equivalents	20,009	18,751
Investment securities available for sale, at fair value (amortized cost: September 30, 2013 - $5,658; December 31, 2012 - $4,072)	5,689	4,253
Federal Home Loan Bank stock	1,705	1,752
Loans held for sale	105	3,247
Loans	150,292	148,370
Less allowance for loan losses	(1,942)	(1,876)
Loans, net	148,350	146,494
Interest receivable	528	602
Premises and equipment, net	3,036	3,224
Real estate owned and repossessed assets, net	1,374	344
Mortgage servicing rights, at fair value	1,212	1,063
Other assets	1,046	2,347
Total Assets	$183,054	$182,077
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$38,173	$36,684
Interest-bearing demand	37,082	34,357
Money market	34,496	32,932
Savings	23,584	23,738
Certificates of deposit	27,946	28,770
Total deposits	161,281	156,481
Federal Home Loan Bank advances	-	3,000
Advances from borrowers for taxes and insurance	255	630
Accounts payable and accrued expenses	430	321
Interest payable	109	88
Other liabilities	168	757
Total liabilities	162,243	161,277
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at September 30, 2013 and at December 31, 2012)	4,762	4,704
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at September 30, 2013 and at December 31, 2012)	7	7
Additional paid-in capital	6,497	6,497
Treasury stock	(11)	(11)
Retained earnings	9,500	9,456
Accumulated other comprehensive income, net	56	147
Total shareholders’ equity	20,811	20,800
Total Liabilities and Shareholders’ Equity	$183,054	$182,077

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Interest Income
Loans	$2,057	$2,126	$6,071	$6,219
Investment securities	29	33	89	102
Interest-earning deposits in financial institutions	9	5	23	9
Total interest income	2,095	2,164	6,183	6,330
Interest Expense
Deposits	95	110	302	346
Federal Home Loan Bank advances	-	28	25	85
Total interest expense	95	138	327	431
Net Interest Income	2,000	2,026	5,856	5,899
Provision for loan losses	60	60	180	240
Net interest income after provision for loan losses	1,940	1,966	5,676	5,659
Noninterest Income
Mortgage servicing income (loss)	203	(2)	407	149
Service charges on deposit accounts	159	156	445	489
Other service charges and fees	85	73	227	199
Gain on sale of loans	176	134	533	331
Gain on sale of investment securities available for sale	-	15	-	15
Total noninterest income	623	376	1,612	1,183
Noninterest Expense
Compensation and benefits	1,100	1,150	3,492	3,409
Occupancy and equipment	347	369	1,094	1,064
Data processing	75	70	208	203
Professional and consulting fees	218	117	493	425
Marketing and public relations	65	70	195	181
Real estate owned and repossessed assets, net	62	(13)	100	237
FDIC assessment	38	54	107	208
Other	251	322	797	855
Total noninterest expense	2,156	2,139	6,486	6,582
Income before provision for income taxes	407	203	802	260
Provision for income taxes	367	80	521	104
Net income	$40	$123	$281	$156
Preferred stock dividend and discount accretion
Preferred stock dividends	59	60	179	180
Preferred stock discount accretion	19	18	58	54
Net (loss) income available to common shareholders	$(38)	$45	$44	$(78)
Income (Loss) per common share:
Basic	$(0.06)	$0.07	$0.07	$(0.12)
Diluted	(0.06)	0.06	$0.06	$(0.12)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income available to common shareholders	$(38)	$45	$44	$(78)
Other comprehensive (loss) income
Net unrealized gains (loss) on investment securities available for sale, net of tax expense (benefit) of $(5) and $7 and $(59) and $20 for the three and nine months ended September 30, 2013 and 2012, and respectively	(8)	11	(91)	33
Reclassification adjustment for net gains on sale of investment securities available for sale realized in earnings (net of tax expense of $6 for the three months ended September 30, 2012, and net of tax expense of $6 for the nine months ended September 30, 2012)	-	(9)	-	(9)
Comprehensive (loss) income, net of tax	$(46)	$47	$(47)	$(54)

See selected notes to condensed consolidated interim financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2013	2012
Operating Activities
Net income	$281	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	240
Gain on sale of loans	(533)	(331)
Fair value valuation adjustment mortgage servicing rights	(149)	96
Depreciation and amortization	232	218
Amortization of fees, discounts, and premiums, net	(192)	(92)
Stock compensation expense	-	8
Loss on sale and impairment of real estate owned and repossessed assets	38	194
Gain on sale of investment securities available for sale	-	(15)
Loans originated for sale	(25,602)	(18,463)
Proceeds from sale of loans originated for sale	29,277	19,297
Deferred income tax expense	208	-
Cash provided by (used in) changes in operating assets and liabilities:
Interest receivable	74	(2)
Other assets	1,278	(342)
Advances from borrowers for taxes and insurance	(375)	(478)
Interest payable	21	1
Accounts payable and accrued expenses	109	419
Other liabilities	(589)	(73)
Net cash provided by operating activities	4,258	833
Investing Activities
Purchase of investment securities available for sale	(3,000)	(258)
Proceeds from sale of investment securities available for sale	-	569
Maturities and principal repayments of investment securities available for sale, net	1,397	467
Proceeds from Federal Home Loan Bank stock redemption	47	16
Loan originations, net of principal repayments	(3,260)	(2,979)
Proceeds from sale of real estate owned and repossessed assets	239	452
Purchase of premises and equipment	(44)	(1,064)
Net cash used in investing activities	(4,621)	(2,797)
Financing Activities
Repayments on Federal Home Loan Bank advances	(3,000)	-
Net increase in demand and savings deposits	5,624	12,292
Net decrease in certificates of deposit	(824)	(4,112)
Cash dividends paid on preferred stock	(179)	(180)
Net cash provided by financing activities	1,621	8,000
Increase in cash and cash equivalents	1,258	6,036
Cash and cash equivalents at beginning of period	18,751	11,058
Cash and cash equivalents at end of period	$20,009	$17,094
Supplemental information:
Cash paid for interest	$306	$430
Net cash paid for income taxes	352	320
Loans foreclosed and transferred to real estate owned and repossessed assets	1,433	156
Net change in fair value of securities available for sale, net of tax	(91)	24
Accrued dividends on Series A preferred stock	31	31
Guaranteed portions of repossessed assets removed from real estate owned and repossessed assets, net, transferred to other assets	$126	$-

Alaska Pacific Bancshares, Inc. and Subsidiary
Selected Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Alaska Pacific Bancshares, Inc. (the “Company” or “Alaska Pacific”) and its wholly owned subsidiary, Alaska Pacific Bank (the “Bank”), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial institutions industry, where applicable.  All significant intercompany balances have been eliminated in the consolidation.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  They should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  The results of operations for the interim period ended September 30, 2013, are not necessarily indicative of the results which may be expected for an entire year or any other period.  In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2013 for potential recognition and disclosure.

Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on net (loss) income or shareholders’ equity.

Note 2 – Subsequent Events

On October 22, 2013, Northrim BanCorp, Inc. (“Northrim BanCorp”) and Alaska Pacific Bancshares, Inc. issued a joint press release announcing the execution of an Agreement and Plan of Merger (“Agreement”), dated as of October 21, 2013, providing for the merger of Alaska Pacific with and into Northrim BanCorp.  The Agreement provides for Northrim BanCorp to acquire Alaska Pacific in a stock and cash transaction currently valued at approximately $14.31 million or approximately $17.28 per share of Alaska Pacific common stock, assuming the full exercise of Alaska Pacific’s TARP warrants at the current transaction price.  The transaction value is expected to change based on fluctuations in the price of Northrim BanCorp’s common stock.  For further information on the details of the proposed transaction, please see the Agreement which was filed as an exhibit to the Form 8-K filed on October 24, 2013.

The Company has elected to discontinue its mortgage loan origination operations and expects to shut down the operation no later than December 31, 2013.  No significant proceeds are expected from the sale of any related assets, since most of the assets will be absorbed into other operations of the Company.  Income derived from mortgage loan origination operations consists of gain on sale of loans and related loan fees.

______________
1 Transaction value assumes full exercise of Alaska Pacific TARP warrants at the current transaction price.

Note 3 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  The unpaid principal balance of loans serviced for others at September 30, 2013 and December 31, 2012 were $144.5 million and $138.8 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with Accounting Standards Codification (“ASC”) 860-50, Servicing Assets and Liabilities, which provides an election to record changes in fair value to be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to update the estimate of fair value of the MSR obtained from an independent financial advisor on an annual basis.  The annual valuation is reviewed on a quarterly basis for significant changes in assumptions and current market rates.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the expected future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Applicable current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the annual valuation of the MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.

Key assumptions used in measuring the fair value of MSR as of September 30, 2013 and 2012 were as follows:

	September 30,
	2013	2012
Constant prepayment rate	17.80%	18.56%
Discount rate	8.05%	8.08%
Weighted average life (years)	23.1	23.6

The change in the balance of mortgage servicing assets is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Balance beginning of period	$1,097	$1,085	$1,063	$1,098
Change in fair value:
Due to additions to servicing assets	92	78	298	253
Due to payoffs of servicing assets	(54)	(76)	(240)	(215)
Fair value adjustment	77	(85)	91	(134)
Total change in fair value	115	(83)	149	(96)
Balance end of period	$1,212	$1,002	$1,212	$1,002

Note 4 – Fair Value Measurements

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at September 30, 2013 and December 31, 2012.

(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,344	$-	$1,344	$-
Municipal securities	1,352	-	1,352	-
U.S. government agencies	2,993	994	1,999	-
Mortgage servicing rights	1,212	-	-	1,212

Non-recurring:
Impaired loans *	3,478	-	-	3,478
Real estate owned and repossessed assets	1,374	-	-	1,374

December 31, 2012:
Recurring:
Available for sale securities:
Mortgage-backed securities	$1,768	$-	$1,768	$-
Municipal securities	1,409	-	1,409	-
U.S. government agencies	1,076	1,009	67	-
Mortgage servicing rights	1,063	-	-	1,063

Non-recurring:
Impaired loans *	2,693	-	-	2,693
Real estate owned and repossessed assets	344	-	-	344

*Includes impaired loans with partial charge offs or specific reserves.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

Mortgage Servicing Rights	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Balance beginning of period	$1,097	$1,085	$1,063	$1,098
Additions to servicing assets	92	78	298	253
Disposals of servicing assets	(54)	(76)	(240)	(215)
Fair value adjustment	77	(85)	91	(134)
Balance end of period	$1,212	$1,002	$1,212	$1,002

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range
Mortgage servicing rights	$1,212	Discounted Cash Flow	Constant Prepayment Rate Range	14.2% - 27.5%
			Discount Rate Range	7.5% - 9.0%

Impaired loans	$3,478	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	$1,374	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis and included in the table are impaired loans with a current specific valuation allowance.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using a discounted cash flow basis or the fair value of each loan’s collateral for collateral-dependent loans as determined by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business.  The contractual balance of impaired loans with a specific valuation allowance or a partial charge-off was $4.5 million at September 30, 2013 and $3.2 million at December 31, 2012 with estimated reserves for impairment of $473,000 on both dates.

Real estate owned and repossessed assets:  The $1.4 million in real estate owned and repossessed assets at September 30, 2013, represents impaired real estate and repossessed assets that have been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.  The fair value of real estate owned is determined by appraisal of the property, less estimated costs related to liquidation of the asset.  The appraisal amount may also be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the asset.  Fair value adjustments on real estate owned and repossessed assets are included in noninterest expense.

MSR: The Company accounts for MSR in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  See Note 3 of the Selected Notes to Condensed Consolidated Interim Financial Statements for information regarding the Company’s methodology to estimate the fair value of MSR.

The following tables set forth the estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

(in thousands)		Fair Value Measurements at September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$20,009	$20,009	$-	$-	$20,009
Investment securities available for sale	5,689	994	4,695	-	5,689
Federal Home Loan Bank stock	1,705	-	1,705	-	1,705
Loans held for sale	105	-	105	-	105
Loans, excluding held for sale, net	147,759	-	-	137,974	137,974
Interest receivable	528	-	528	-	528
Mortgage servicing rights	1,212	-	-	1,212	1,212

Financial Liabilities
Demand and savings deposits	133,335	-	133,335	-	133,335
Certificates of deposit	27,946	-	27,659	-	27,659
Interest payable	109	-	109	-	109

(in thousands)		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$18,751	$18,751	$-	$-	$18,751
Investment securities available for sale	4,253	1,009	3,244	-	4,253
Federal Home Loan Bank stock	1,752	-	1,752	-	1,752
Loans held for sale	3,247	-	3,247	-	3,247
Loans, excluding held for sale, net	146,494	-	-	134,680	134,680
Interest receivable	602	-	602	-	602
Mortgage servicing rights	1,063	-	-	1,063	1,063

Financial Liabilities
Demand and savings deposits	127,711	-	127,711	-	127,711
Certificates of deposit	28,770	-	28,598	-	28,598
Federal Home Loan Bank advances	3,000	-	3,274	-	3,274
Interest payable	88	-	88	-	88

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

Federal Home Loan Bank (“FHLB”) stock:  FHLB stock is carried at par value.  The fair value of FHLB stock is considered to be equal to its carrying value, since it may only be redeemed at par value.

Loans, excluding held for sale, net of allowance for loan loss:  The fair value of loans excluding loans held for sale and net of allowance for loan losses is estimated using present value methods which discount the estimated cash flows, including prepayments as well as contractual principal and interest, using current interest rates appropriate for the type and maturity of the loans.

Loans held for sale:  For loans held for sale, carrying value approximates fair value.

Deposits and other liabilities:  The fair value disclosed for demand deposits, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.

Certificates of deposit:  The fair values of fixed-rate certificates of deposit are estimated using present value methods and current offering rates for such deposits.

FHLB advances:  The estimated fair value approximates carrying value for short-term advances. The fair value of long-term fixed-rate advances is estimated by discounting future cash flows using current interest rates for similar financial instruments.

Note 5 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
Mortgage-backed securities	$1,265	$79	$-	$1,344
Municipal securities	1,335	18	(1)	1,352
U.S. government agencies	3,058	2	(67)	2,993
Total	$5,658	$99	$(68)	$5,689

December 31, 2012:
Mortgage-backed securities	$1,657	$111	$-	$1,768
Municipal securities	1,350	59	-	1,409
U.S. government agencies	1,065	11	-	1,076
Total	$4,072	$181	$-	$4,253

There were seven available for sale securities that are in an unrealized loss position at September 30, 2013.  At September 30, 2013 an aging of unrealized losses and fair value of available-for-sale securities was as follows:

	Unrealized losses less than 12 months		Unrealized losses 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$251	$(1)	$-	$-	$251	$(1)
U.S. government agencies	2,933	(67)	-	-	2,933	(67)
Total	$3,184	$(68)	$-	$-	$3,184	$(68)

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

No securities were designated as trading or held to maturity at September 30, 2013 or December 31, 2012.

The fair value and amortized cost of investment securities at September 30, 2013 is presented in the following table by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage- Backed Securities	Amortized Cost Mortgage- Backed Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$63	$61	$-	$-	$495	$500
Maturing between 5 and 10 years	483	458	1,352	1,335	2,012	2,058
Maturing beyond 10 years	798	746	-	-	486	500
Total	$1,344	$1,265	$1,352	$1,335	$2,993	$3,058

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at September 30, 2013 was $4.7 million.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2012 was $3.6 million and $3.8 million, respectively.

There were no sales of securities during the three and nine months ended September 30, 2013.  There was one sale of securities during the three and nine months ended September 30, 2012 resulting in a gross realized gain on sale of investment securities available for sale of $15,000.

At September 30, 2013 the Bank owned $1.7 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized.  Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA.  The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of September 30, 2013, the FHLB had repurchased $47,400 of the Bank’s stock during the nine months ended September 30, 2013, including $15,800 during the quarter ending September 30, 2013.  The FHLB of Seattle announced October 28, 2013 that, based on third quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend.

Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment in FHLB stock.  Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of September 30, 2013.

Note 6 – Loans

Loans are summarized as follows:

(in thousands)	September 30, 2013	December 31, 2012
Real estate:
Permanent:
One- to four-family	$16,732	$21,433
Multifamily	2,751	3,008
Commercial nonresidential	74,412	73,447
Land	8,044	8,107
Construction:
One- to four-family	4,948	2,410
Commercial nonresidential	993	607
Commercial business	27,217	23,245
Consumer:
Home equity	8,844	9,115
Boat	4,524	4,772
Automobile	772	773
Other	1,055	1,453
Total loans	$150,292	$148,370

Loans are net of deferred loan fees amounting to $478,000 and $529,000 at September 30, 2013 and December 31, 2012, respectively.

Other loans include overdrawn balances of deposit accounts of $52,000 and $79,000 at September 30, 2013 and December 31, 2012, respectively.

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

Impaired loans are set forth in the following table as of September 30, 2013:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$296	$276	$-	$276	$-
Commercial nonresidential	8,615	5,696	2,317	8,013	473
Land	1,426	1,426	-	1,426	-
Commercial business	522	522	-	522	-
Consumer:
Home equity	45	45	-	45	-
Total	$10,904	$7,965	$2,317	$10,282	$473

Impaired loans are set forth in the following table as of December 31, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$300	$291	$-	$291	$-
Commercial non-residential	7,724	4,964	2,399	7,363	473
Land	2,021	2,021	-	2,021	-
Commercial business	1,898	1,898	-	1,898	-
Consumer:
Home equity	8	8	-	8	-
Total	$11,951	$9,182	$2,399	$11,581	$473

The following table presents interest income recognized and average recorded investment of impaired loans for the period ended:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$279	$-	$223
Commercial nonresidential	54	8,133	73	7,126
Land	34	1,698	26	2,114
Commercial business	11	539	3	1,546
Consumer:
Home equity	-	27	-	60
Total	$99	$10,676	$102	$11,069

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$284	$-	$149
Multifamily	-	-	5	218
Commercial nonresidential	154	7,999	212	7,209
Land	93	1,859	62	2,150
Commercial business	32	860	14	1,578
Consumer:
Home equity	-	17	1	53
Total	$279	$11,019	$294	$11,357

Nonaccrual loans at September 30, 2013 and December 31, 2012, were as follows:

	September 30,	December 31,
(in thousands)	2013	2012
Real Estate:
One- to four-family	$276	$291
Commercial nonresidential	5,468	3,953
Commercial business	98	1,427
Consumer:
Home equity	45	8
Total	$5,887	$5,679

Troubled Debt Restructurings.  Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a concession to the borrower that it would otherwise not consider.  The Company accounts for troubled debt restructurings in accordance with Auditing Standards Update (“ASU”) No. 2011-02.  Troubled debt restructurings of certain receivables identified are deemed impaired under the guidance of Section 310-10-35 of ASU No. 2011-02.  As of September 30, 2013 and December 31, 2012, the recorded investment in loans that have been modified in a troubled debt restructuring and that are impaired was $7.4 million and $9.2 million, respectively.  Included in these amounts, the Company had $6.7 million and $6.5 million of troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively, which were performing in accordance with their modified loan terms.  The Company has not committed any additional amounts to lend to borrowers with loans considered to be troubled debt restructurings.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments, or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of September 30, 2013:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
One-to-four-family	1	$-	$276	$276
Commercial nonresidential	12	2,395	4,287	6,682
Land	1	347	-	347
Commercial business	3	52	-	52
Consumer:
Home equity	1	-	45	45
Total	18	$2,794	$4,608	$7,402

The following table presents the accrual status of troubled debt restructurings as of December 31, 2012:

(dollars in thousands)	Number of Contracts	Accrual Status	Non- Accrual Status	Total Modifications
Real Estate:
One-to-four-family	1	$-	$291	$291
Commercial nonresidential	11	3,253	3,734	6,987
Land	1	400	-	400
Commercial business	3	107	1,427	1,534
Total	16	$3,760	$5,452	$9,212

The following table presents newly restructured loans that occurred during the three months ended September 30, 2013:

(dollars in thousands)	Number of Contracts	Combination Modification
Consumer:
Home equity	1	$45

The following table presents newly restructured loans that occurred during the nine months ended September 30, 2013:

(dollars in thousands)	Number of Contracts	Payment Modification
Commercial business	1	$11
Real Estate:
Commercial nonresidential	1	$535
Consumer:
Home equity	1	$45

There were no newly restructured loans that occurred during the three months ended September 30, 2012.

The following tables present newly restructured loans that occurred during the nine months ended September 30, 2012:

(dollars in thousands)	Number of Contracts	Payment Modification
Real Estate:
Commercial nonresidential	1	$537

The pre-modification balances and the post-modification balances were the same for the loans that were restructured during the nine months ended September 30, 2013 and for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, there were seven commercial non-residential loans totaling $3.5 million, one one-to-four family loan for $276,000 and one home equity loan for $45,000 modified as troubled debt restructuring within the previous 12 months for which there was a payment default. For the nine months ended September 30, 2012, there was one commercial business loan for $1.4 million and four commercial non-residential loans totaling $3.2 million modified as troubled debt restructuring within the previous 12 months for which there was a payment default.

The Bank’s policy is that loans placed in nonaccrual status may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy requires six months of payment performance in order for the loan to return to accrual status.

An age analysis of past due loans, segregated by class of loans, as of September 30, 2013 was as follows:

(in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$149	$-	$-	$149	$16,583	$16,732	$-
Multifamily	-	-	-	-	2,751	2,751	-
Commercial nonresidential	-	-	1,633	1,633	72,779	74,412	-
Land	-	-	-	-	8,044	8,044	-
Construction:
One- to four-family	-	-	-	-	4,948	4,948	-
Commercial nonresidential	-	-	-	-	993	993	-
Commercial business	27	-	-	27	27,190	27,217	-
Consumer:
Home equity	-	-	-	-	8,844	8,844	-
Boat	-	-	-	-	4,524	4,524	-
Automobile	-	-	-	-	772	772	-
Other	-	-	-	-	1,055	1,055	-
Total	$176	$-	$1,633	$1,809	$148,483	$150,292	$-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$18	$-	$18	$21,415	$21,433	$-
Multifamily	-	-	-	-	3,008	3,008	-
Commercial non- residential	-	-	3,356	3,356	70,091	73,447	1,839
Land	-	-	-	-	8,107	8,107	-
Construction:
One- to four-family	-	-	-	-	2,410	2,410	-
Commercial non- residential	-	-	-	-	607	607	-
Commercial business	11	102	1,427	1,540	21,705	23,245	-
Consumer:
Home equity	23	-	8	31	9,084	9,115	-
Boat	15	-	-	15	4,757	4,772	-
Automobile	1	-	-	1	772	773	-
Other	-	-	-	-	1,453	1,453	-
Total	$50	$120	$4,791	$4,961	$143,409	$148,370	$1,839

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

The loan portfolio, segmented by risk range at September 30, 2013, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$16,417	$39	$276	$16,732
Multifamily	2,126	625	-	2,751
Commercial nonresidential	62,248	6,564	5,600	74,412
Land	6,618	-	1,426	8,044
Construction:
One- to four-family	4,948	-	-	4,948
Commercial nonresidential	993	-	-	993
Commercial business	25,243	1,468	506	27,217
Consumer:
Home equity	8,734	65	45	8,844
Boat	4,524	-	-	4,524
Automobile	772	-	-	772
Other	1,055	-	-	1,055
Total	$133,678	$8,761	$7,853	$150,292

The loan portfolio, segmented by risk range at December 31, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$21,099	$43	$291	$21,433
Multifamily	2,369	639	-	3,008
Commercial non- residential	63,296	6,060	4,091	73,447
Land	6,087	-	2,020	8,107
Construction:
One- to four-family	2,410	-	-	2,410
Commercial non-
residential	607	-	-	607
Commercial business	20,763	606	1,876	23,245
Consumer:
Home equity	9,106	-	9	9,115
Boat	4,772	-	-	4,772
Automobile	773	-	-	773
Other	1,453	-	-	1,453
Total	$132,735	$7,348	$8,287	$148,370

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

•
Past due loans.  The Committee reviews loans that are past due 30 days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have resulted in the delinquent status. The Committee may recommend more aggresive collection activity, inspection of the collateral, or no change in its classification.

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

Each individual loan, previously classified by management or newly classified during the quarterly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall required reserve amount or charged-off.  As a result of the size of the Company, the size of the loan portfolio, and the relatively small number of classified loans, most members of the Committee are often familiar with the borrower, the collateral or the circumstances giving rise to the concerns.  For the remaining portion of the portfolio, comprised of “pass” loans, the loss percentages discussed above are applied to each loan category.

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

 Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged-off net of recoveries.

The following table details activity in the allowance for loan losses by class for the three months ended September 30, 2013.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge-offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$40	$(6)	$-	$-	$34	$-	$34
Multifamily	16	-	-	-	16	-	16
Commercial nonresidential	1,024	113	(114)	-	1,023	473	550
Land	21	(1)	-	-	20	-	20
Construction:
One-to-four-family	11	2	-	-	13	-	13
Commercial nonresidential	7	(4)	-	-	3	-	3
Commercial business	142	-	(3)	-	139	-	139
Consumer:
Home equity	47	(2)	-	-	45	-	45
Boat	22	(20)	-	-	2	-	2
Automobile	3	(3)	-	-	-	-	-
Other	3	-	-	-	3	-	3
Unallocated	663	(19)	-	-	644	-	644
Total allowance for loan losses	$1,999	$60	$(117)	$-	$1,942	$473	$1,469

The following table details activity in the allowance for loan losses by class for the three months ended September 30, 2012.  Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
(in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$104	$(11)	$-	$-	$93	$-	$93
Multifamily	17	1	-	-	18	-	18
Commercial nonresidential	1,230	(106)	-	-	1,124	473	651
Land	13	32	(30)	-	15	-	15
Construction:
One-to-four-family	4	1	-	-	5	-	5
Commercial nonresidential	5	(2)	-	-	3	-	3
Commercial business	271	(133)	(19)	-	119	-	119
Consumer:
Home equity	37	(2)	-	-	35	-	35
Boat	30	(2)	-	-	28	-	28
Automobile	2	(1)	-	-	1	-	1
Other	2	-	-	-	2	-	2
Unallocated	129	283	-	-	412	-	412
Total allowance for loan losses	$1,844	$60	$(49)	$-	$1,855	$473	$1,382

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Beginning balance	Provision for loan losses	Charge- offs	Recoveries	Ending balance
Real estate:
Permanent:
One-to-four-family	$93	$(59)	$-	$-	$34
Multifamily	17	(1)	-	-	16
Commercial non-residential	1,117	20	(114)	-	1,023
Land	15	5	-	-	20
Construction:
One-to-four-family	4	9	-	-	13
Commercial nonresidential	1	2	-	-	3
Commercial	107	32	-	-	139
Consumer:
Home equity	35	10	-	-	45
Boat	20	(18)	-	-	2
Automobile	1	(1)	-	-	-
Other	3	-	-	-	3
Unallocated	463	181	-	-	644
Total allowance for loan losses	$1,876	$180	$(114)	$-	$1,942

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

The Company’s recorded investment in loans as of September 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$276	$16,456	$16,732
Multifamily	-	2,751	2,751
Commercial nonresidential	8,013	66,399	74,412
Land	1,426	6,618	8,044
Construction:
One-to-four-family	-	4,948	4,948
Commercial nonresidential	-	993	993
Commercial business	522	26,695	27,217
Consumer:
Home equity	45	8,799	8,844
Boat	-	4,524	4,524
Automobile	-	772	772
Other	-	1,055	1,055
Total loans	$10,282	$140,010	$150,292

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

Note 7 – Capital Compliance

The Bank is subject to minimum capital quantitative regulatory capital requirements imposed by regulation of the Office of the Comptroller of the Currency (“OCC”).  To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank was considered “well capitalized” at both September 30, 2013 and December 31, 2012. There are no conditions or events since that notification that management believes have changed the Bank’s status.

The Bank’s capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented in the following table:

			Minimum		Minimum
(in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Tier 1 Leverage Capital(1)	$20,637	11.31%	$7,296	4.00%	$9,120	5.00%

Tier 1 Risk Based Capital(2)	$20,637	14.48%	$5,702	4.00%	$8,553	6.00%

Total Risk-Based Capital(2)	$22,421	15.73%	$11,404	8.00%	$14,255	10.00%

(1) Based on total adjusted assets of $182.4 million.
(2) Based on risk weighted assets of $142.6 million.

December 31, 2012:
Tier 1 Leverage Capital(1)	$20,505	11.36%	$7,223	4.00%	$9,029	5.00%

Tier 1 Risk Based Capital(2)	$20,505	14.92%	$5,497	4.00%	$8,245	6.00%

Total Risk-Based Capital(2)	$22,225	16.17%	$10,994	8.00%	$13,742	10.00%

(1) Based on total adjusted assets of $173.9 million.
(2) Based on risk weighted assets of $139.9 million.

Note 8 – Earnings Per Share

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

	Three Months Ended September 30,
(in thousands except for per share data)	2013	2012
Net income	$40	$123
Preferred stock dividends	(59)	(60)
Preferred stock discount accretion	(19)	(18)
Net (loss) income available to common shareholders	$(38)	$45

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	116	91
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	770	745

(Loss) earnings per common share
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.06

	Nine Months Ended September 30,
	2013	2012
Net income	$281	$156
Preferred stock dividend accrual	(179)	(180)
Preferred stock discount accretion	(58)	(54)

Net income (loss) available to common shareholders	$44	$(78)

Weighted average common shares issued	655	655
Less treasury stock	(1)	(1)
Weighted average common shares outstanding - basic	654	654

Net incremental shares	112	81
Weighted average common shares outstanding and incremental shares due to potentially dilutive common shares	766	736

Earnings (loss) per common share
Basic	$0.07	$(0.12)
Diluted	$0.06	$(0.12)

Options to purchase an additional 15,700 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, because their exercise price resulted in them being anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the nine months ended September 30, 2013 and three months ended September 30, 2012, respectively, because the warrant’s exercise price was less than the average market price of the Company’s common shares during those periods. Diluted earnings per share are equal to basic earnings per share for the three months ended September 30, 2013 and nine months ended September 30, 2012 because there is no income available to common shareholders.

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

The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance in accordance with Accounting Standards Update (“ASU”) 470-20, Debt with Conversion and Other Topics.  As a result, the value allocated to the Warrant is different than the estimated fair value of the Warrant as of the grant date. The following assumptions were used to determine the fair value of the Warrant as of the grant date:

Dividend yield 1.50%
Expected life (years) 10.0
Expected volatility 37%
Risk-free rate 3.05%
Fair value per warrant at grant date $ 4.15

Note 10 – Commitments

Commitments to extend credit, including unused lines of credit, totaled $10.2 million and $11.7 million at September 30, 2013 and December 31, 2012, respectively.  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates (of less than one year) or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4.0 million and $4.2 million at September 30, 2013 and December 31, 2012, respectively.  These amounts are excluded from loan balances.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on assumptions and describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the word “believe,” “expect,” “intend,” anticipate,” “estimate,” “project,” or similar words.  The Company’s ability to predict results or the actual effect of future plans or strategies is uncertain.   These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of by the Board of Governors of the Federal Reserve System (“FRB”) or “Federal Reserve”) and our bank subsidiary by the OCC and the Federal Deposit Insurance Corporation (“FDIC”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and implementing regulations that adversely affect our business including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules including changes related to Basel III; the time it may take to lease excess space in Company-owned buildings; the Agreement and Plan of Merger (the "Merger Agreement") with Northrim BanCorp, Inc. (“Northrim BanCorp”) may be terminated in accordance with its terms, and the merger may not be completed; termination of the Merger Agreement could negatively impact us; we will be subject to business uncertainties and contractual restrictions while the merger is pending; the Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $600,000 under limited circumstances relating to alternative acquisition proposals; and other risks detailed in our reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  We undertake no responsibility to update or revise any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  The most significant estimates are the allowance for loan losses, valuation of real estate owned and repossessed assets, valuation of deferred tax assets and valuation of MSR.  Actual results may differ from these estimates under different assumptions or conditions.

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

As of September 30, 2013 and December 31, 2012, the Company had recorded a net deferred income tax asset (which is included in other assets in the accompanying Condensed Consolidated Balance Sheets) of $373,000 and $525,000, respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

At September 30, 2013 there was no deferred tax asset valuation allowance.  The Company, however, cannot give any assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11. The amendments were effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of ASU No. 2013-01 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740).  This ASU requires an entity to present in the financial statements an unrecognized tax benefit as a liability and the unrecognized tax benefit should not be combined with deferred tax assets to the extent that a net operating loss carryforward, tax loss or tax credit carryforward is also not available at the reporting date.  The amendment is to be applied prospectively to all unrecognized tax benefits and is effective for annual and interim reporting periods beginning after December 15, 2013.  The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

Financial Condition

Total assets of the Company at September 30, 2013 were $183.1 million, an increase of $1.0 million or 0.5%, from $182.1 million at December 31, 2012.  The increase was primarily the result of an increase in cash and cash equivalents and loans, partially offset by decreases in loans held for sale and other assets.  The increase in cash and cash equivalents was the result of an increase in total deposits partially offset by the repayment of $3.0 million of FHLB advances.

Loans (excluding loans held for sale and the allowance for loan losses) were $150.3 million at September 30, 2013, an increase of $1.9 million or 1.3%, from $148.4 million at December 31, 2012.  During this period, increases in construction and commercial business loans of $2.9 million and $4.0 million, respectively, were partially offset by declines in permanent one-to-four family loans of $4.7 million.  Loans held for sale were $105,000 at September 30, 2013, a $3.1 million decrease from $3.2 million at December 31, 2012.

Deposits increased $4.8 million, or 3.1%, to $161.3 million at September 30, 2013, compared with $156.5 million at December 31, 2012.  The increase was primarily the result of an increase in demand deposit accounts and money market accounts.

The Bank began using the Certificate of Deposit Account Registry Service (CDARS™) program, which allows customers access to FDIC insurance on deposits exceeding the $250,000 FDIC insurance limit, in 2005 as an alternative source of funds in addition to advances from the FHLB.  These insured time deposits range in maturities from one month to three years, and are generally priced higher than locally obtained deposits but are generally less expensive than other brokered deposits.  Included in certificates of deposit were CDARS deposits of $1.0 million at September 30, 2013.  There were no CDARS deposits included in certificates of deposit at December 31, 2012.

Total shareholders’ equity was $20.8 million at both September 30, 2013 and at December 31, 2012.  The $11,000 increase in shareholders’ equity during the nine months ended September 30, 2013 was primarily attributable to net income of $281,000 partially offset by a decline in accumulated other comprehensive income representing the change in unrealized losses on available for sale securities of $91,000 and preferred stock dividends of $179,000.

Results of Operations

Net Income.  Net income excluding the preferred stock dividend and discount accretion for the third quarter of 2013 and 2012 was $40,000 and $123,000, respectively.  After preferred stock dividend and discount accretion of $78,000 during the third quarter of both 2013 and 2012, net (loss) income available to common shareholders for the third quarter of 2013 and 2012 was $(38,000) and $45,000, or $(0.06) and $0.06 per diluted share, respectively.

Net income excluding the preferred stock dividend and discount accretion for the nine months ended September 30, 2013 and 2012 was $281,000 and $156,000, respectively.  After preferred stock dividend and discount accretion of $237,000 and $234,000, net income (loss) available to common shareholders for the nine months ended September 30, 2013 and 2012 was $44,000 and $(78,000), or $0.06 and $(0.12) per diluted share, respectively.

For purposes of comparison, net income (loss) can be separated into major components as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2013	2012	Income Incr. (Decr.)	2013	2012	Income Incr. (Decr.)

Net interest income	$2,000	$2,026	$(26)	$5,856	$5,899	$(43)
Noninterest income	623	376	247	1,612	1,183	429
Provision for loan losses	(60)	(60)	-	(180)	(240)	60
Noninterest expense	(2,156)	(2,139)	(17)	(6,486)	(6,582)	96
Income before provision for income tax	407	203	204	802	260	542
Provision for income tax	(367)	(80)	(287)	(521)	(104)	(417)
Net income	$40	$123	$(83)	$281	$156	$125

Net Interest Income.  Net interest income for the third quarter of 2013 decreased $26,000 compared with the third quarter of 2012.  Average loans decreased $2.9 million, or 1.9%, to $149.8 million for the third quarter of 2013 compared to $152.7 million for the third quarter of 2012.  At the same time, the average yield on loans decreased eight basis points (“bp”) for the third quarter of 2013 to 5.49% compared to 5.57% for the third quarter of 2012.  Average interest bearing deposits increased $3.7 million, or 3.1%, to $119.9 million for the third quarter of 2013 compared to $116.2 million for the third quarter of 2012.  The cost of average interest bearing liabilities declined six bp to 0.32% for the third quarter of 2013 compared to 0.38% for the third quarter of 2012.  The interest rate spread, which is the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities, decreased seven bp to 4.53% for the third quarter 2013 compared to 4.60% for the third quarter of 2012.

Net interest income for the nine months ended September 30, 2013 decreased $43,000 compared with the same period last year.  Average loans decreased $1.6 million, or 1.05%, to $149.6 million for the nine months ended September 30, 2013 compared to $151.2 million for the nine months ended September 30, 2012.  At the same time, the average yield on loans decreased seven bp for the first nine months of 2013 to 5.41% compared to 5.48% for the same period last year.  Average interest bearing deposits increased $4.5 million, or 4.0%, to $119.0 million for the nine months ended September 30, 2013 compared to $114.5 million for the nine months ended September 30, 2012.  The cost of average interest bearing liabilities declined six bp to 0.34% for the nine months ended September 30, 2013 compared to 0.40% for the same period of 2012.  The interest rate spread decreased fourteen bp to 4.50% for the nine months ended September 30, 2013 compared to 4.64% for the nine months ended September 30, 2012.  The decline in net interest income for both the three and nine month periods ended September 30, 2013, was essentially due to the continued low interest rate environment.

Provision for Loan Losses.  The provision for loan losses was $60,000 for both the third quarter of 2013 and 2012.  The provision for loan losses was $180,000 for the nine months ended September 30, 2013, compared to $240,000 for the same period of 2012.  The provisions in these periods reflect net loan charge-offs and management’s assessment of asset quality, overall risk, and estimated loan impairments and were considered appropriate in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the loan portfolio.  Net loan charge-offs were $117,000 and $49,000 for the third quarter of 2013 and 2012, respectively.  Net loan charge-offs were $114,000 and $250,000 for the nine months ended September 30, 2013 and 2012, respectively.

Noninterest Income.  Noninterest income for the third quarter of 2013 increased $247,000, or 65.7%, to $623,000 compared with $376,000 for the third quarter of 2012.  The increase in noninterest income during the third quarter of 2013 was primarily attributable to an increase in mortgage servicing income.  Mortgage servicing income increased $205,000 to $203,000 for the third quarter of 2013 compared with a loss of $(2,000) for the third quarter of 2012, primarily as a result of a $115,000 increase in the fair value of mortgage servicing rights.  Gain on sale of loans income increased $42,000 to $176,000 for the third quarter of 2013 compared with $134,000 for the third quarter of 2012, as a result of an increase in mortgage loans sold. Noninterest income for the nine months ended September 30, 2013 increased $429,000, or 36.3%, to $1.6 million compared with $1.2 million for the same period of 2012. The increase in noninterest income during the first nine months of 2013 was primarily attributable to an increase in mortgage servicing income and gain on sale of loans.  Gain on sale of loans income increased $202,000 to $533,000 for the nine months ended September 30, 2013 compared with $331,000 for the nine months ended September 30, 2012, as a result of an increase in mortgage loans sold. The recent rise in mortgage interest rates may, however, result in a slow-down of the refinancing activity that has contributed to the increase in mortgage loans originated for sale and sold.

Noninterest Expense.   Noninterest expense for the third quarter of 2013 increased $17,000, or 0.8%, to $2.2 million compared to $2.1 million for the comparable period in 2012.  The increase was primarily related to an increase of $101,000 in professional and consulting fees and $75,000 in real estate owned and repossessed assets expense offset with a decrease of $50,000 in compensation and benefits expense and $71,000 in other expenses.  Noninterest expense for the nine months ended September 30, 2013 decreased $96,000, or 1.5%, to $6.5 million compared to $6.6 million for the comparable period in 2012.  The decrease was primarily related to a decrease of $137,000 in real estate owned and repossessed assets expense and a $101,000 decrease in FDIC assessments partially offset by an increase of $83,000 in compensation and benefits expense. Compensation and benefits expense increased as a result of pay raises and mortgage origination commissions.

Provision for income taxes:  Provision for income taxes increased $287,000 to $367,000 for the third quarter of 2013 compared to $80,000 for the third quarter of 2012.  The increase was primarily related to a $208,000 reduction to the deferred income tax asset for amounts determined not to be realizable in future periods.  Provision for income taxes was $521,000 for the nine months ended September 30, 2013 compared to $104,000 for the same period in 2012.  The increase between periods was primarily a result of the previously mentioned reduction to the deferred tax asset.

Asset Quality

Nonaccrual loans were $5.9 million at September 30, 2013, an increase of $200,000, or 3.5%, compared with $5.7 million at December 31, 2012.  The net increase was due primarily to the addition of two commercial non-residential real estate loans to one borrower totaling $976,000 that were more than 90 days past due at September 30, 2013.  Of the $5.9 million in nonaccrual loans, $4.3 million were current at September 30, 2013.

Loans with balances totaling $10.3 million at September 30, 2013 and $11.6 million at December 31, 2012 were considered to be impaired.  At September 30, 2013 and December 31, 2012, there were 25 and 21 impaired loans, respectively.  In evaluating the adequacy of the allowance for loan losses, total estimated impairments of $473,000 were specifically reserved on impaired loans at September 30, 2013 and December 31, 2012.

The following table reflects loan balances considered to be impaired by asset type at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(in thousands)	2013	2012
Commercial nonresidential	$8,013	$7,363
Permanent one- to four-family	276	291
Land	1,426	2,021
Consumer	45	8
Commercial business	522	1,898
Total impaired loans	$10,282	$11,581

At September 30, 2013, 86.9% of impaired loans totaling $8.9 million included loans to six borrowers.  Additional information regarding these borrowers, by market area as of September 30, 2013 is provided in the following table:

		Loan Balance September 30, 2013
Loan Type	Market Area	(in thousands)
Land	Alaska	$1,426
Commercial real estate	Alaska	1,194
Commercial real estate	Idaho	2,318
Commercial real estate	Alaska	2,241
Commercial real estate	Alaska	776
Commercial real estate	Alaska	976
Total – Impaired loans of six largest credit relationships		$8,931

The Bank had $1.4 million and $344,000 of real estate owned and repossessed assets at September 30, 2013 and December 31, 2012, respectively.  The $1.1 million increase in 2013 was primarily due to one $1.4 million commercial business loan secured by land and a floating vessel that was transferred to real estate owned and repossessed assets during 2013.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, and principal and interest payments on loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Company's primary investing activity is loan originations.  The Company maintains liquidity levels it believes to be adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $43.1 million at September 30, 2013, of which $41.1 million was available to draw upon.    At September 30, 2013, $2.0 million of the borrowing line was committed to secure public deposits.  There was $3.0 million outstanding on the borrowing line in addition to $2.0 million of the line committed to secure public deposits at December 31, 2012.

As disclosed in our Condensed Consolidated Statements of Cash Flows in Item 1 of this Quarterly Report on Form 10-Q, cash and cash equivalents increased $1.2 million to $20.0 million as of September 30, 2013, from $18.8 million as of December 31, 2012.  Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 2013.  Net cash of $4.6 million was used in investing activities during the nine months ended September 30, 2013 and consisted principally of loan originations, net of principal repayments and purchases of investment securities available for sale.  The $1.6 million of cash provided by financing activities during the nine months ended September 30, 2013 primarily consisted of a $5.6 million net increase in demand and savings deposits offset with $3.0 million in repayments on FHLB advances.

At September 30, 2013, management had no knowledge of any trends, events or uncertainties that may have material effects on the liquidity, capital resources, or operations of the Company.

The Bank exceeded all of its regulatory capital requirements at September 30, 2013.  See Note 7 of the Selected Notes to Condensed Consolidated Interim Financial Statements contained herein for information regarding the Bank's regulatory capital position at September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the registrant’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the registrant’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The registrant’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the registrant’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Changes in Internal Controls:  In the quarter ended September 30, 2013, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its subsidiary may be a party to various legal proceedings incident to its or their business.  At September 30, 2013, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below:

The Agreement and Plan of Merger with Northrim BanCorp, Inc. may be terminated in accordance with its terms, and the merger may not be completed.

Our Agreement and Plan of Merger (the “Merger Agreement”) with Northrim BanCorp, Inc. (“Northrim BanCorp”) is subject to a number of conditions which must be fulfilled in order to complete the merger of the Company with and into Northrim BanCorp (the “Merger”). If the conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. The Company and Northrim BanCorp, or either of them, as applicable, may also elect to terminate the Merger Agreement in certain circumstances.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. Also, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

 We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.       Exhibits
2.1	Agreement and Plan of Merger, dated October 21, 2013, between Northrim BanCorp, Inc. and Alaska Pacific Bancshares, Inc. (1)
3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc.
3.2	Statement of Establishment and Designations of Series of Preferred Stock for the Series A Preferred Stock (2)
3.3	Bylaws of Alaska Pacific Bancshares, Inc. (3)
4.1	Warrant For Purchase of shares of Common Stock (2)
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
101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed  Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements (10)

_____________

(1)	Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on October 24, 2013.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form SB-2 (333-74827).
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 6, 2009.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 26, 2013.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2013.
(6)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(7)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004.
(8)	Incorporated by reference to the registrant’s Annual Meeting Proxy Statement dated April 10, 2004.
(9)	Incorporated by reference to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007.
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

Alaska Pacific Bancshares, Inc.

November 13, 2013	/s/ Craig E. Dahl
Date	Craig E. Dahl
President and Chief Executive Officer

November 13, 2013	/s/ Julie M. Pierce
Date	Julie M. Pierce
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Alaska Pacific Bancshares, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Alaska Pacific Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Cash Flows; and (e) Notes to Unaudited Condensed Consolidated Interim Financial Statements *

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.