Form 10-K
period 2013-12-31
ALASKA PACIFIC BANCSHARES INC
filed 2014-03-26
CIK 1081860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2013                                                                                or

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

As of March 15, 2014, there were 655,415 issued and 654,486 outstanding shares of the registrant’s common stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.” Based on the closing price of the common stock on June 30, 2013, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $6.1 million (533,223 shares at $11.40 per share). For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded.

Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.”  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the requisite shareholder or regulatory approval of the proposed merger with Northrim BanCorp, Inc. may not be received or other conditions to the completion of the merger might not be satisfied or waived, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial non-residential real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Board of Governors of the Federal Reserve System (“FRB” or “Federal Reserve”) and our bank subsidiary by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “we”, “our” or “us” refer to Alaska Pacific Bancshares, Inc. and our consolidated subsidiary, Alaska Pacific Bank.

Available Information

Alaska Pacific Bancshares, Inc. posts its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases on its investor information page at www.alaskapacificbank.com.  These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC.  All of Alaska Pacific Bancshares, Inc. SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  Business

General

            Alaska Pacific Bancshares, Inc. (“Company”), an Alaska corporation, was organized on March 19, 1999 for the purpose of becoming the holding company for Alaska Pacific Bank (“Alaska Pacific” or the “Bank”) upon the Bank’s conversion from a federal mutual to a federal stock savings bank (“Conversion”). The Conversion was completed on July 1, 1999.  At December 31, 2013, the Company had total assets of $176.7 million, total deposits of $154.5 million and stockholders’ equity of $20.8 million. The Company has not engaged in any significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

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

            Alaska Pacific operates as a community oriented financial institution and is devoted to serving the needs of its customers. The Bank’s business consists primarily of attracting retail deposits from the general public and using those funds to originate one-to-four-family mortgage loans, commercial business loans, consumer loans, construction loans and commercial non-residential real estate loans.

Proposed Merger With Northrim BanCorp, Inc.

On October 21, 2013 Northrim BanCorp, Inc. (“Northrim BanCorp”) (NASDAQ: NRIM) and Alaska Pacific Bancshares, Inc. signed a definitive agreement for Northrim BanCorp to acquire Alaska Pacific in a stock and cash transaction. In connection with the transaction, Alaska Pacific will merge into a wholly-owned subsidiary of Northrim BanCorp, and Alaska Pacific Bank will merge with and into Northrim Bank.

The board directors of both companies unanimously approved the transaction, which was approved by Alaska Pacific’s shareholder’s on March 11, 2014, and is subject to approval of applicable bank regulators, as well as other closing conditions. Alaska Pacific will redeem its outstanding preferred stock in full prior to the closing of the transaction.

Northrim BanCorp, Inc. is the parent company of Northrim Bank, an Alaska-based community bank with ten branches in Anchorage, the Matanuska Valley, and Fairbanks serving 70% of Alaska’s population; and an asset based lending division in Washington. The Bank differentiates itself with its detailed knowledge of Alaska’s economy and its “Customer First Service” philosophy. Affiliated companies include Elliott Cove Insurance Agency, LLC; Elliott Cove Capital Management, LLC; Residential Mortgage, LLC; Northrim Benefits Group, LLC; and Pacific Wealth Advisors, LLC.

In connection with the proposed merger, Alaska Pacific Bancshares has mailed to its shareholders a document that is a Proxy Statement of Alaska Pacific Bancshares and a Prospectus of Northrim BanCorp and for additional information concerning the proposed merger shareholders are urged to read the Proxy Statement/Prospectus and the other related documents filed with the SEC.

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

As a condition to the proposed merger with Northrim BanCorp, Alaska Pacific is required to redeem the Series A preferred stock.

Market Area

Alaska Pacific Bank‘s primary market areas are the communities of Juneau, Ketchikan and Sitka, located in the geographically unique region referred to as Southeast Alaska.  The region consists of over 35,000 square miles (approximately the size of the state of Indiana), and spans nearly 500 miles from Yakutat in the north to Prince of Wales Island to the south. The narrow strip of coastline and islands next to British Columbia is often referred to as the Alaskan Panhandle. Deep fjords, islands, glaciers and mountains preclude any road system from connecting the various communities so travel throughout the region is either by air or water. Alaska Airlines serves the larger cities, with dozens of privately scheduled and charter float plane companies providing service for the smaller communities. The Alaska Marine Highway system provides scheduled vehicle and passenger service throughout the region, along with other smaller private vessels.  Freight comes into the region either by shipping containers on a barge, shipping vans by ferry, or air cargo by Alaska Airlines.

According to data obtained from the State of Alaska Department of Labor, Southeast Alaska’s economic region reflects an estimated population (as of July 2013) 74,382 residents in 14 communities.  The population of the region has remained very stable, with periods of decline during 2004-2007, with modest but consistent growth occurring through present.  The Bank’s three major markets of Juneau, Ketchikan and Sitka have a combined population of 55,959 which is 75% of the region’s total population. While the region shares similar economic characteristics there are diverse and unique industries from community to community.

The Bank directly serves the communities of Juneau, Ketchikan and Sitka with five retail offices, but has consumer and business customers throughout the entire region.  The Bank’s products and services are marketed by radio, newspaper and Internet, reaching all but the most remote locations.  The Bank, through its correspondent banking relationships in Anchorage and Fairbanks, has some business in the northern regions of the state, but does not do any direct marketing in those regions.

Southeast Alaska has a very stable and diversified economy which has been relatively immune from the economic swings in the “lower 48.”   State, federal and local governments, tourism in the form of the cruise ship industry, world-class gold and silver mines, and fishing and fish processing are all major segments of the Southeast economy.  The cruise ship industry, which has returned to pre-recession levels brings over one million ship-visitors into the region each season. This has a major impact on the many local businesses that serve the tourism market with various retail stores, excursions and charters that define the Alaskan experience.  In Juneau, the Kensington Gold Mine is entering its third year of production adding a significant private sector employer to the local market.  The long established Greens Creek silver mine also continues as one of the largest private employers in the area. In Ketchikan, the Ketchikan Ship Yard continues with its expansion program, with mineral exploration (gold and rare earth minerals) in and around the Ketchikan area also creating economic growth that we believe will prove to be a long-term boost to the region.

Using unemployment as a key indicator, the State of Alaska Department of Labor reports the December 2013 unemployment rate for Juneau, the Bank’s largest market area, was 4.6% compared to 6.5% statewide and 6.5% nationwide, even though December is one of the slowest economic times of the year.

While the oil industry is not present in the Southeast region, oil is the major source of revenue for the State of Alaska, funding virtually all state programs.  Currently the Alaska Permanent Fund has in excess of $49 billion in investments earning a return in the second quarter of fiscal year 2014 of 4.3%, as reported by the Alaska Permanent Fund Corporation.

Alaska Pacific Bank’s branching system starts in Juneau where the Bank has its administrative headquarters and largest banking office, and one other full service office.  The City and Borough of Juneau encompasses 3,248 square miles, of which 704 square miles is water and 928 square miles are ice fields.  While serving as a major transportation hub for all of Southeast Alaska, Juneau has fewer than 191 miles of road.  Juneau had an estimated population of 32,290 as of the end of 2012.  Juneau is the capital of Alaska with its primary economic resources being state and federal government, tourism, fish processing, fishing and mining.  Juneau’s historically active mining industry (primarily gold and silver), which had seen decades of decline, has gained importance in the area’s economy.  According to the Alaska Department of Labor, the top ten largest employers in Juneau at the end of 2010 were the State of Alaska, Juneau School District, Juneau City & Borough, Bartlett Regional Hospital, University of Alaska, REACH, Inc., Fred Meyer Inc., Southeast Alaska Regional Health Consortium (SEARHC), Hecla Greens Creek Mining Company, Coeur Alaska (Kensington gold mine), and the Central Council of Tlingit & Haida.

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

Lending Activities

General.  At December 31, 2013, Alaska Pacific’s loan portfolio (excluding loans held for sale) was $146.5 million, or 83% of total assets at that date.  Alaska Pacific originates conventional mortgage loans, construction loans, commercial non-residential real estate loans, land loans, consumer loans and commercial business loans.

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

(dollars in thousands) December 31,	2013		2012
	Amount	Percent	Amount	Percent
Real estate:
Permanent:
One-to-four-family	$18,166	12.40%	$21,433	14.45%
Multifamily	2,727	1.86	3,008	2.03
Commercial non-residential	70,775	48.32	73,447	49.50
Total permanent	91,668	62.58	97,888	65.98
Land	8,257	5.64	8,107	5.46
Construction:
One-to-four-family	5,007	3.42	2,410	1.62
Commercial non-residential	1,747	1.19	607	0.41
Total construction	6,754	4.61	3,017	2.03
Commercial business	24,958	17.04	23,245	15.67
Consumer:
Home equity	8,713	5.95	9,115	6.14
Boat	4,439	3.03	4,772	3.22
Automobile	688	0.47	773	0.52
Other	1,000	0.68	1,453	0.98
Total consumer	14,840	10.13	16,113	10.86
Total loans	$146,477	100.00%	$148,370	100.00%
Less:
Allowance for loan losses	1,910		1,876
Loans, net	$144,567		$146,494

            One-to-four-family Real Estate Lending.  Historically, Alaska Pacific has concentrated its lending activities on the origination of loans secured by first mortgages on existing one-to-four-family residences located in its primary market area.

In the fourth quarter of 2013, the Company decided to discontinue its mortgage loan origination operations and shut down the operation by the end of December 2013.  No significant proceeds are expected from the sale of any related assets, since most of the assets will be absorbed into other operations of the Company.  In the past, income derived from mortgage loan originations consisted of interest income from loans, gain on sale of loans and related loan fees.

At December 31, 2013, $18.2 million, or 12.4%, of Alaska Pacific’s total loan portfolio consisted of these loans.  Alaska Pacific originated $33.6 million and $37.2 million of one-to-four-family residential mortgage loans of which $30.9 million and $34.5 million were originated for sale during the years ended December 31, 2013 and 2012, respectively.

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

            Alaska Pacific offers adjustable rate mortgage loans at rates and terms competitive with market conditions. At December 31, 2013, $2.2 million, or 12.1%, of Alaska Pacific’s one-to-four-family residential loan portfolio consisted of adjustable rate mortgage loans.  Demand for conventional adjustable rate mortgage loans has been very low in the Bank’s market area, but have increased with the advent of “hybrid mortgages,” which are adjustable rate loans with the interest rate fixed for an initial period of three to five years and typically adjust annually thereafter.

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

           Land Lending.  Alaska Pacific also originates loans secured by first mortgages on residential building lots on which the borrower proposes to construct a primary residence.  These loans generally have terms of up to 12 years and can be either fixed-rate or floating rate loans.  Alaska Pacific also originates commercial land loans, which have floating rates that adjust annually.  At December 31, 2013 and 2012, land loans amounted to $8.3 million and $8.1 million, respectively.  The $200,000 increase in land loans was primarily attributable to an increase in consumer land loans.

            Loans secured by undeveloped land or improved lots involve greater risks than one-to-four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, Alaska Pacific may be confronted with a property value that is insufficient to assure full repayment of the loan.

            Construction Lending.  At December 31, 2013, construction loans amounted to $6.8 million, or 4.6% of total loans, most of which were secured by properties located in Alaska Pacific’s primary market area.  This compares with $3.0 million, or 2.0% of the total loan portfolio at December 31, 2012.  The $3.8 million increase was attributable to an increase in market demand for residential construction loans.

At December 31, 2013, $6.8 million of our construction loan portfolio consisted of loans requiring interest only payments of which $3.4 million or 50% of the total construction loans were relying on the interest reserve to make this payment.  As a result, construction lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.

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

            Alaska Pacific has attempted to minimize the foregoing risks by, among other things, limiting its construction lending, and especially speculative loans, to a small number of well-known local builders.  One-to-four-family construction loans generally range in size from $100,000 to $600,000, while commercial non-residential and multifamily construction loans have generally ranged from $500,000 to $2.5 million.  At December 31, 2013, the largest commercial non-residential construction loan was $1.6 million for remodeling a non-residential building located in our market area, which was performing in accordance with its repayment terms.

            Multifamily and Commercial Non-Residential  Real Estate Lending. The multifamily residential loan portfolio consists primarily of loans secured by small apartment buildings and the commercial non-residential real estate loan portfolio consists primarily of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties.  These loans generally range in size from $100,000 to $2.5 million and at December 31, 2013 the largest commercial non-residential real estate loan totaled $2.9 million and was performing in accordance with its repayment terms. At December 31, 2013, Alaska Pacific had $2.7 million of multifamily residential and $70.8 million of commercial non-residential real estate loans, or 1.9% and 48.3%, respectively, of the total loan portfolio at this date.  Multifamily and commercial non-residential real estate loans are generally underwritten with loan-to-value ratios of up to 75% of the lesser of the appraised value or the purchase price of the property. These loans generally are made at interest rates based on the prime rate for 15 to 20 year terms, with adjustment periods of one, three or five years and an adjustment rate equal to the prime rate plus a negotiated margin of 1% to 3%. In addition, many of these loans have interest rate floors ranging from 5.00% to 6.00%.  Alaska Pacific is increasingly using interest rate floors in the current low interest rate environment to protect or enhance yield.  While a majority of Alaska Pacific’s multifamily and commercial non-residential real estate loans are secured by properties located within Alaska Pacific’s primary market area, others are secured by properties elsewhere in Alaska as well as Washington, Colorado, California, and Idaho.

            Alaska Pacific is also an approved lender under the AHFC Multifamily Participation Program, which was introduced in 1998. The AHFC Multifamily Participation Program provides financing for up to 80% of the loan amount, which allows Alaska Pacific to pursue larger lending opportunities while mitigating its risk.

            From time to time, Alaska Pacific purchases participations in multifamily and commercial non-residential real estate loans from other banks in Alaska and the Pacific Northwest, generally ranging from $500,000 to $2.5 million.  Such loans are on similar terms and are underwritten by us utilizing the same underwriting standards as loans originated by Alaska Pacific.  Alaska Pacific’s lending policy limits participation loans by geographic region, loan type and lead lender concentrations.  Additionally, the Board of Directors must approve all participation loans.  Alaska Pacific monitors participation loans by maintaining consistent communication with lead lenders, receipt of status updates on each credit and by review of annual financial statements of the borrowers.

            Multifamily residential and commercial non-residential real estate lending entails significant additional risks as compared with single-family residential property lending. Multifamily residential and commercial non-residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on these loans typically is dependent on the successful operation of the real estate project.  Supply and demand conditions in the market for office, retail and residential space can significantly affect these risks, and, as such, may be subject to a greater extent to adverse conditions in the economy generally.  Alaska Pacific reviews all commercial non-residential real estate loans in excess of $500,000 on an annual basis to ensure that the loan meets current underwriting standards.

Future growth of commercial non-residential real estate loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 400% of total capital for regulatory purposes, or approximately $83.1 million at December 31, 2013.

            Commercial Business Lending.  At December 31, 2013, commercial business loans amounted to $25.0 million, or 17.0% of total loans.  Future growth of commercial business loans is restricted by regulation which generally limits such loans, under Alaska Pacific’s federal thrift charter, to 20% of total assets, or approximately $35.3 million at December 31, 2013.

            Alaska Pacific originates commercial business loans to small sized businesses in its primary market area.  Commercial business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Security for these loans generally includes equipment, boats, accounts receivable and inventory, although commercial business loans are sometimes granted on an unsecured basis. Commercial business loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with operating lines of credit made for one year or less renewed annually at an interest rate based on the prime rate, usually adding a margin of between one-half and three percentage points.  Such loans generally are originated in principal amounts between $100,000 and $1.0 million.  At December 31, 2013, the largest commercial business loan for $3.0 million was secured by equipment and inventory and was performing in accordance with its repayment terms.

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

            Consumer Lending.  At December 31, 2013, consumer loans totaled $14.8 million, or 10.1% of total loans.  Consumer loans generally have shorter terms to maturity or repricing and higher interest rates than long-term, fixed-rate mortgage loans.  In addition to home equity, boat loans and automobile loans, Alaska Pacific’s consumer loans consist of loans secured by land, airplanes, deposit accounts, and unsecured loans for personal or household purposes.

            The largest category of Alaska Pacific’s consumer loan portfolio is home equity loans that are made on the security of residences.  At December 31, 2013, home equity loans totaled $8.7 million, or 6.0% of the total loan portfolio, compared to $9.1 million, or 6.1% of the total loan portfolio at December 31, 2012.  Home equity loans generally do not exceed 95% of the appraised value of the residence or 100% of the tax assessment including the outstanding principal of the first mortgage. Closed-end loans are generally fixed-rate and have terms of up to 25 years requiring monthly payments of principal and interest.  Home equity lines of credit generally have adjustable interest rates. These rates are graduated based on credit scores.

            At December 31, 2013, consumer boat loans amounted to $4.4 million, or 3.0%, of the total loan portfolio compared to $4.8 million, or 3.2% of the total loan portfolio at December 31, 2012.  Alaska Pacific offers consumer boat loans with maturities of between five and 20 years, which generally range in principal amounts from $15,000 to $350,000 and are secured by new and used boats.  Alaska Pacific makes boat loans of less than $100,000 at fixed rates of interest and loans over $100,000 are made at an interest rate that is adjustable based on the prime lending rate.  Alaska Pacific generally makes boat loans on new boats of up to 90% of the value and 85% on used boats, but in certain instances it will loan up to 100% of the value depending on the borrower’s credit score.

            At December 31, 2013, automobile loans amounted to $688,000, or 0.5%, of the total loan portfolio, relatively unchanged from $773,000 or 0.5% of the total loan portfolio at December 31, 2012.  Alaska Pacific offers automobile loans with maturities of up to seven years with fixed rates of interest.

            Other consumer loans include loans collateralized by deposit accounts and other types of collateral, and by unsecured loans to qualified individuals.  These loans amounted to $1.0 million or 0.7%, of total loans at December 31, 2013, compared to $1.5 million, or 1.0%, of total loans at December 31, 2012.

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

            Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing in Alaska Pacific’s portfolio based on their contractual terms to final maturity, but does not include scheduled payments or potential prepayments.  Loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, deferred fees and unearned discounts, and do not include loans held for sale.

		After	After	After			After 1 Year
(in thousands) December 31, 2013	Within 1 Year	1 Year Through 3 Years	3 Years Through 5 Years	5 Years Through 10 Years	Beyond 10 Years	Total	Fixed Rates	Adjust- able Rates
Real estate:
Permanent:
One-to-four- family	$1,179	$2,492	$2,537	$3,084	$8,874	$18,166	$15,143	$1,844
Multifamily	342	731	797	857	-	2,727	2,385	-
Commercial non- residential	5,336	12,120	13,318	39,902	99	70,775	7,457	57,982
Land	1,391	3,594	2,640	547	85	8,257	1,423	5,443
Construction:
One-to-four- family	4,506	501	-	-	-	5,007	-	501
Commercial non- residential	260	1,487	-	-	-	1,747	-	1,487
Commercial business	3,023	6,553	7,295	8,087	-	24,958	3,843	18,092
Consumer:
Home equity	893	1,515	1,462	3,343	1,500	8,713	3,786	4,034
Boat	341	736	786	1,578	998	4,439	3,890	208
Automobile	226	380	73	1	8	688	462	-
Other	184	199	172	236	209	1,000	804	12
Total Loans	$17,681	$30,308	$29,080	$57,635	$11,773	$146,477	$39,193	$89,603

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

            Loan approval authority varies based on loan type. The Chief Executive Officer, the Chief Credit Officer and Senior Commercial Loan Officer, each has authority to approve all residential mortgage loans up to and including $300,000 that are originated for Alaska Pacific’s portfolio, and up to the purchasing agency limit if the loan is to be sold in the secondary market; multifamily and commercial non-residential real estate loans up to and including $300,000;

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

            Pursuant to federal banking regulations, loans to one borrower cannot exceed 15% of Alaska Pacific’s unimpaired capital and surplus. At December 31, 2013, the loans-to-one-borrower limitation for Alaska Pacific was $3.4 million, and Alaska Pacific had no loans in excess of this limitation except where guaranteed by a government agency.

            Loan Originations, Sales and Purchases.   Alaska Pacific’s lending activities include the origination of one-to-four-family residential mortgage loans, construction and land loans, loans to businesses, commercial non-residential real estate, multifamily and consumer loans.

Alaska Pacific generally sells loans without recourse and with servicing retained except in its correspondent lending programs.  Correspondent lending involves the sale of one-to-four-family mortgages to private (non-government sponsored enterprises or GSE) institutional investors, usually with servicing rights released.  By retaining the servicing, Alaska Pacific receives fees for performing the traditional services of processing payments, accounting for loan funds, and collecting and paying real estate taxes, hazard insurance and other loan-related items, such as private mortgage insurance.  At December 31, 2013, Alaska Pacific’s servicing portfolio was $141.4 million. For the year ended December 31, 2013, related servicing income, net totaled $616,000.

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

            In addition, Alaska Pacific retains certain amounts in escrow for the benefit of investors.  Alaska Pacific is able to invest these funds but is not required to pay interest on them.  At December 31, 2013, these escrow balances totaled $541,000.

            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

(in thousands) Year ended December 31,	2013	2012
Loans originated:
Real estate:
Permanent:
One-to-four-family	$33,592	$37,176
Multifamily	945	350
Commercial non-residential	7,402	9,940
Land	1,643	367
Construction:
One-to-four-family	6,829	6,554
Multifamily	-	-
Commercial non-residential	1,868	3,223
Commercial business	18,449	14,657
Consumer:
Home equity	1,740	1,358
Boat	814	864
Automobile	297	386
Other	2,167	2,236
Total loans originated	75,746	77,111
Loans purchased	-	-
Loans sold	(30,932)	(32,266)
Foreclosed loans	(1,433)	(156)
Principal repayments and other changes	(48,521)	(41,814)
Net decrease in loans and loans held for sale	$5,140	$2,875

One-to-four-family loans sold reflect loans sold primarily to Freddie Mac without recourse.  One-to-four-family mortgage loan originations decreased in 2013 to $33.6 million, a 9.7% decrease over the $37.2 million of such loans originated in 2012.  Commercial non-residential real estate loan originations increased in 2013 to $18.4 million, a 25.2% increase over the $14.7 million of such loans originated in 2012.  The increase in commercial non-residential real estate originations was primarily attributable to an increase in market demand.

A portion of Alaska Pacific’s originations in 2013 and 2012 represent refinancing of loans originally made by Alaska Pacific and other lenders.

            Loan Commitments. Occasionally, Alaska Pacific issues, without charge, commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. These commitments are made in writing on specified terms and conditions and are honored for up to 60 days. Commercial commitments issued by Alaska Pacific include commitments for fixed-term loans as well as business lines of credit; generally, letters of credit are not offered. At December 31, 2013, Alaska Pacific had $16.1 million of outstanding net loan commitments, including unused portions on commercial business lines of credit and undisbursed funds on construction loans.  For additional information on loan commitments, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

            Loan Origination and Other Fees. Alaska Pacific often receives loan origination fees and discount “points.”  Loan fees and points are a percentage of the principal amount of the loan that are charged to the borrower for funding the loan.  The amount of fees and points charged by Alaska Pacific varies, though the range generally is between one half and two points. Accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Alaska Pacific had $481,000 of net deferred loan fees at December 31, 2013.

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

(dollars in thousands) December 31,	2013	2012
Loans accounted for on a nonaccrual basis:
Consumer	$45	$8
One-to-four-family	271	291
Commercial business	94	1,427
Commercial non-residential	5,364	3,953
Total	5,774	5,679
Accruing loans which are contractually past due 90 days or more	-	1,839
Total of nonaccrual and 90 days past due loans	5,774	7,518

Real estate owned and repossessed assets	368	344
Total nonperforming assets	$6,142	$7,862

Troubled debt restructurings	$7,230	$9,212

Nonaccrual and 90 days or more past due loans as a percentage of loans	3.94%	5.07%

Nonaccrual and 90 days or more past due loans as a percentage of total assets	3.27%	4.13%

Nonperforming assets as a percentage of total assets	3.48%	4.32%

During the years ended December 31, 2013 and 2012, $168,000 and $234,000, respectively, of interest would have been recorded if these loans had been current according to their original terms and had been outstanding throughout the year.  Nonaccrual loans increased $100,000 from $5.7 million at December 31, 2012 to $5.8 million at December 31, 2013.

            Real Estate Owned and Repossessed Assets.  Alaska Pacific classifies real estate acquired as a result of foreclosure and other repossessed collateral as repossessed assets until sold.  When Alaska Pacific acquires collateral, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus acquisition costs, or fair value less cost to sell.  Subsequent to acquisition, the property is carried at the lower of the acquisition amount or fair value. At December 31, 2013, Alaska Pacific held real estate owned and repossessed assets of $368,000, which consisted of $18,000 of repossessed assets and $350,000 of real estate owned. This compares to $344,000 held in real estate owned and repossessed assets at December 31, 2012, which consisted entirely of real estate owned.

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

            At December 31, 2013 and 2012, the aggregate amounts of Alaska Pacific’s classified, special mention and repossessed assets, net of loan balances guaranteed, (as determined by Alaska Pacific), were as follows:

(in thousands) December 31,	2013	2012
Doubtful	$473	$473
Substandard assets	6,334	6,714
Special mention	1,361	2,318
Other real estate owned and repossessed assets	368	344
Total classified loans, special mention loans and repossessed assets	$8,536	$9,849

At December 31, 2013 classified loans totaled $6.8 million compared to $7.2 million at December 31, 2012.  Loans classified as substandard decreased $400,000 to $6.3 million at December 31, 2013 from $6.7 million at December 31, 2012.  The decrease was the result of the receipt of principal repayment of loans previously classified as substandard loans and loans foreclosed and recorded as other real estate owned, offset with additional substandard loans to borrowers where the primary source of repayment is lacking and the Bank is relying on a secondary source for repayment.  Total special mention loans decreased $900,000 to $1.4 million at December 31, 2013 compared to $2.3 million at December 31, 2012.

Impaired Loans.  Loans are deemed to be impaired when management determines that it is probable that all amounts due under the contractual terms of the loan agreements will not be collectible in accordance with the original loan agreement. All loans considered to be impaired are evaluated for impairment.  Impairment is measured by comparing the fair value of the collateral or present value of future cash flows to the recorded investment in the loan.  Loans with balances totaling $10.1 million at December 31, 2013 and $11.6 million at December 31, 2012 were considered to be impaired.  The $1.5 million decrease in impaired loans was primarily due to the receipt of principal repayments offset with additional impaired loans.  The total number of impaired loans was 24 and 21 as of December 31, 2013 and 2012, respectively.  Total specific reserves of $473,000 were recognized on impaired loans in evaluating the adequacy of the allowance for loan losses at both December 31, 2013 and 2012. As of December 31, 2013 and 2012, the recorded investment in receivables that had been modified in a troubled debt restructuring and that were impaired was $7.2 million, and $9.2 million, respectively.  Included in these amounts, were $6.5 million of troubled debt restructurings as of both December 31, 2013 and December 31, 2012, respectively, which were performing in accordance with their modified loan terms.

The following table reflects loan balances considered to be impaired by asset type at December 31, 2013 and 2012.

(in thousands) December 31,	2013	2012
One-to-four family	$271	$291
Commercial non-residential	7,879	7,363
Land	1,421	2,021
Consumer	45	8
Commercial business	474	1,898
Total impaired loans	$10,090	$11,581

At December 31, 2013, 87.2% of impaired loans totaling $8.8 million included loans to six borrowers.  Additional information regarding these six borrowers, by market area as of December 31, 2013 is provided in the following table:

			Loan Balances December 31, 2013
Loan Type	Description	Market Area	(in thousands)
Land	Land	Alaska	$1,421
Commercial non-residential real estate	Commercial non-residential real estate	Alaska	2,215
Commercial non-residential real estate	Commercial non-residential real estate	Alaska	1,151
Commercial non-residential real estate	Commercial non-residential real estate	Idaho	2,275
Commercial non-residential real estate	Commercial non-residential real estate	Alaska	757
Commercial non-residential real estate	Commercial non-residential real estate	Alaska	976
Total – Impaired loans of six largest credit relationships			$8,795

Potential Problem Loans.  Potential problem loans are classified and special mention loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual loan category.  At December 31, 2013, Alaska Pacific had $4.3 million of loans, net of loan balances guaranteed, that were identified as potential problems consisting primarily of permanent commercial non-residential real estate loans located in Alaska.

Allowance for Loan Losses.   Alaska Pacific maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. The allowance for loan losses increased $34,000, and is $1.9 million at both December 31, 2013 and December 31, 2012.  Alaska Pacific has established a systematic methodology to ensure that the allowance is adequate. The Asset Classification Policy requires an ongoing quarterly assessment of the probable estimated losses in the portfolios.  The Asset Classification Committee reviews the following information:

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

•
Commercial Non-Residential Real Estate - As with multifamily loans, the classification of commercial non-residential real estate loans closely corresponds to economic conditions which will limit the income potential and marketability of the property, resulting in higher risk than a loan secured by a single-family residence.

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

The allowance for loan losses represents management's best estimate of incurred credit losses inherent in the Company's loan portfolio as of December 31, 2013. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Since future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses will be adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. For additional information, see the discussion included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses.” In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

            The following table sets forth an analysis of the changes in the allowance for loan losses for the periods indicated.

(dollars in thousands) Year ended December 31,	2013	2012
Allowance at beginning of period	$1,876	$1,865
Provision for loan losses	180	300
Charge-offs:
Permanent:
One-to-four-family	-	-
Multifamily	-	-
Commercial non-residential	(142)	(189)
Land	-	(46)
Construction:
One-to-four-family	-	-
Commercial non-residential	-	-
Commercial business	(7)	(19)
Consumer:
Home equity	-	(37)
Boat	-	-
Auto	-	-
Total charge-offs	(149)	(291)
Recoveries:
Commercial business	3	-
Construction commercial	-	-
Consumer:
Home equity	-	-
Boat	-	2
Automobile	-	-
Total recoveries	3	2
Net charge-offs	(146)	(289)
Balance at end of period	$1,910	$1,876

Allowance for loan losses as a percentage of loans outstanding at the end of the period	1.30%	1.26%

Net charge-offs as a percentage of average loans outstanding during the period	0.10%	0.19%

Allowance for loan losses as a percentage of nonperforming loans at end of period	33.1%	33.0%

            The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

December 31,	2013			2012
(dollars in thousands)	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans	Amount	As a % of Outstanding Loans in Category	% of Loans in Category to Total Loans
Real estate:
Permanent:
One-to-four-family	$38	0.21%	12.40%	$93	0.43%	14.45%
Multifamily	15	0.55	1.86	17	0.57	2.03
Commercial non-residential	960	1.36	48.32	1,117	1.52	49.50
Land	20	0.24	5.64	15	0.19	5.46
Construction:
One-to-four-family	13	0.26	3.42	4	0.17	1.62
Commercial non-residential	5	0.29	1.19	1	0.16	0.41
Commercial	128	0.51	17.04	107	0.46	15.67
Consumer:
Home equity	46	0.53	5.95	35	0.38	6.14
Boat	2	0.05	3.03	20	0.42	3.22
Automobile	-	-	0.47	1	0.13	0.52
Other	3	0.30	0.68	3	0.21	0.98
Unallocated	680	-	-	463	-	-
Total allowance for loan losses	$1,910	1.30%	100.00%	$1,876	1.26%	100.00%

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

            The following table sets forth the composition of Alaska Pacific’s investment portfolios at the dates indicated.

December 31,	2013			2012
(dollars in thousands)	Fair Value	Amortized Cost	Percent of Portfolio	Fair Value	Amortized Cost	Percent of Portfolio
Mortgage-backed securities:
Fannie Mae	$655	$625	11.18%	$891	$847	20.80%
Freddie Mac	461	445	7.96%	670	644	15.82%
Ginnie Mae	166	135	2.41%	207	166	4.08%
Municipal securities	1,346	1,330	23.79%	1,409	1,350	33.15%
U.S. Government and agency:
Small Business Administration	2,939	3,056	54.66%	1,076	1,065	26.15%
Total investment securities available for sale	$5,567	$5,591	100.0%	$4,253	$4,072	100.0%

While management has no specific plans to sell any security, the entire portfolio has been designated as “available-for-sale” at December 31, 2013 and 2012, to allow flexibility in managing the portfolio.

            At December 31, 2013, the portfolio of U.S. Government and agency securities had an aggregate estimated fair value of $2.9 million and the portfolio of mortgage-backed securities had an estimated fair value of $1.3 million.

            At December 31, 2013, mortgage-backed securities consisted of Freddie Mac, Fannie Mae and Ginnie Mae issues with an amortized cost of $1.2 million.  The mortgage-backed securities portfolio had coupon rates ranging from 1.6% to 9.0% and had a weighted average yield of 3.7% at December 31, 2013.

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

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of Alaska Pacific’s investment portfolios at December 31, 2013.

(dollars in thousands) as of December 31, 2013	Amortized Cost	Weighted Average Yield	Weighted Average Maturity (Yrs)
Mortgage backed securities	$1,205	3.67%	12.65
Municipal securities	1,330	2.16%	6.27
US government agencies	3,056	1.15%	9.74

            Alaska Pacific’s investment policy permits investment in “off balance sheet” derivative instruments such as “forwards,” “futures,” “options” and “swaps” used as hedges; however, Alaska Pacific has not utilized such instruments.

As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle.  The minimum amount of stock held is based on percentages specified by the FHLB of Seattle outstanding advances.  The carrying value of FHLB of Seattle stock totaled $1.7 million at December 31, 2013.  The redemption of any excess stock held by the Bank is at the discretion of the FHLB of Seattle, and under present policies may take up to five years.  During the year ended December 31, 2013, the Bank received a $63,000 stock redemption.  The Bank received a dividend of $900 during the year ended December 31, 2013.  The Bank did not receive a dividend during the year ended December 31, 2012.

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

Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  Management believes the U.S. government would almost certainly support the credit obligations of the FHLB System.  Alaska Pacific has determined there is not an other-than-temporary impairment on its FHLB of Seattle stock investment as of December 31, 2013.  For additional information, see Item 1.A.  “Risk Factors -- Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank stock.”

Alaska Pacific had no securities (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities), which had an aggregate book value in excess of 10% of shareholders’ equity at December 31, 2013.

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

            Deposit Accounts.  Alaska Pacific attracts deposits from within its primary market area through the offering of a broad selection of deposits as set forth in the following table.  In determining the terms of its deposit accounts, Alaska Pacific considers current market interest rates, profitability to Alaska Pacific, matching deposit and loan products and its customer preferences and concerns.  Alaska Pacific’s deposit mix and pricing is generally reviewed weekly by Chief Financial and Chief Operating Officer.  Deposits from municipalities and other public entities were $5.8 million at December 31, 2013.

At December 31, 2013, Alaska Pacific had $1.0 million of brokered deposits issued through the Certificate of Deposit Account Registry Service (“CDARS”).  Historically, CDARS deposits range in maturities from one month to three years, and carry interest rates that are generally higher than locally obtained time deposits.  As a result, Alaska Pacific utilizes these deposits as an alternative supplemental funding source in addition to advances from the FHLB of Seattle, when necessary.

            In the unlikely event Alaska Pacific is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as the sole stockholder of the Bank.  Substantially all of the Bank’s depositors are residents of the State of Alaska.

The following table sets forth information concerning Alaska Pacific’s time deposits and other interest-bearing deposits at December 31, 2013.

Weighted Average Interest Rate	Original Term	Category	Amount (in thou-sands)	Minimum Balance	Percentage of Total Deposits
0.00%	N/A	Noninterest-bearing	$33,308	$100	21.56%
0.04	N/A	Interest-bearing demand	36,546	100	23.65
0.18	N/A	Money market	32,479	100	21.01
0.05	N/A	Savings	24,182	100	15.65

		Certificates of Deposit
0.05	Seven days	Fixed-rate	26	2,000	0.02
0.05	One month	Fixed-rate	43	2,000	0.03
0.05	Two months	Fixed-rate	150	2,000	0.10
0.10	Three months	Fixed-rate	1,003	2,000	0.65
0.16	Six months	Fixed-rate	3,704	2,000	2.40
0.40	Nine months	Fixed-rate	622	2,000	0.40
0.36	One year	Fixed-rate	6,882	2,000	4.45
0.43	18 months	Fixed-rate	2,649	2,000	1.71
0.67	Two years	Fixed-rate	2,480	2,000	1.61
1.65	Three years	Fixed-rate	1,187	2,000	0.77
1.48	Four years	Fixed-rate	349	2,000	0.23
1.84	Five years	Fixed-rate	2,624	2,000	1.70
0.59	Gold minor one year	Fixed-rate	1,325	500	0.86
8.00	Deferred Comp five year	Fixed-rate	1,540	2,000	1.00
.10	CDARS	Variable-rate	1,003		.65
0.40	1 - 2-1/2 years	Variable-rate	2,399	2,000	1.55
0.23%		TOTAL	$154,501		100.00%

            The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by Alaska Pacific at the dates indicated.

(dollars in thousands) December 31,	2013			2012
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Noninterest-bearing demand accounts	$33,308	21.56%	$(3,376)	$36,684	23.44%
Interest-bearing demand accounts	36,546	23.65	2,189	34,357	21.96
Money market deposit accounts	32,479	21.02	(453)	32,932	21.05
Savings accounts	24,182	15.65	444	23,738	15.17
Fixed-rate certificates which mature:
Within 1 year	16,557	10.72	(3,281)	19,838	12.67
After 1 year, but within 2 years	4,541	2.94	2,499	2,042	1.31
After 2 years, but within 5 years	3,486	2.26	(801)	4,287	2.74
Variable-rate certificates which mature:
Within 1 year	2,372	1.53	851	1,521	0.97
After 1 year, but within 2 years	678	0.44	23	655	0.42
After 2 years, but within 5 years	352	0.23	(75)	427	0.27
Total	$154,501	100.00%	$(1,980)	$156,481	100.00%

            Time Deposits Maturities and Weighted Average Rates. The following table sets forth the amount, maturities and weighted average rates of time deposits at December 31, 2013.

(in thousands) Year ending December 31,		Weighted Average Interest Rate
2014	$18,929	0.39%
2015	5,219	1.06%
2016	2,909	4.71%
2017	402	1.00%
2018 and thereafter	527	0.92%
Total	$27,986

The scheduled maturities of certificates of deposit of $100,000 and greater as of December 31, 2013 are as follows:

(in thousands)
Three months or less	$2,853
Over three months through six months	1,467
Six months through twelve months	2,910
Over twelve months	5,333
Total $100,000 and over	$12,563

Deposit Activities. The following table sets forth the deposit activities of Alaska Pacific for the periods indicated.

(in thousands) Year ended December 31,	2013	2012
Beginning balance	$156,481	$147,201

Net increase (decrease) before interest credited	(2,373)	8,826
Interest credited	393	454
Net increase (decrease) in deposits	(1,980)	9,280

Ending balance	$154,501	$156,481

            Borrowings. Deposits and loan repayments are the primary source of funds for Alaska Pacific’s lending and investment activities. However, Alaska Pacific may rely upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Seattle functions as a central reserve bank providing credit for thrift institutions and many other member financial institutions. The FHLB of Seattle requires Alaska Pacific, as a member, to own capital stock in the FHLB of Seattle and authorizes it to apply for advances on the security of this stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2013, Alaska Pacific had a borrowing capacity of approximately $45.5 million with the FHLB of Seattle, of which $43.5 million was unused compared with $44.7 million and $41.7 million, respectively, at December 31, 2012.  There were no advances outstanding on the line at December 31, 2013.  At December 31, 2012 there was $3.0 million outstanding on the line.

            The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2013	2012
Advances:
Maximum amount of borrowings outstanding during the year at any month end	$3,000	$4,000
Average outstanding during the year	686	3,133
Balance outstanding at end of year	-	3,000

Approximate weighted average rate paid:
Average during the year	3.64%	3.61%
At end of year	-	3.73

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). The Dodd-Frank Act made extensive changes to the regulation of  the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, and will take effect over several years, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Company, the Bank and the financial services industry more generally.

Regulation and Supervision of Savings Institutions

            Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC. The OCC also has extensive enforcement authority over all federally chartered savings institutions and their holding companies, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

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

            The investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws.  For example, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OCC.  Federal savings institutions are also generally authorized to branch nationwide.  At December 31, 2013, the Bank was in compliance with the noted restrictions.

Federal law provides that federally chartered savings institutions are generally subject to the national bank limit on loans to one borrower.  A federally chartered savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.   At December 31,

2013, the Bank's lending limit under this restriction was $3.4 million and, at that date, the Bank had no loans to one borrower exceeding this amount except where guaranteed by a government agency, in whole or in part, and the guarantee reduces our exposure below the limitation.

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

            All savings institutions are required to pay assessments to the OCC to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the institution’s total assets, including consolidated subsidiaries.  The Bank’s OCC assessment for the year ended December 31, 2013 was $69,000.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle.  At December 31, 2013, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement.  During the year ended December 31, 2013, the Bank received a $63,000 stock redemption from the FHLB of Seattle.

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

Federal Deposit Insurance Corporation.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount was recorded as an asset with a zero risk weight and the institution continued to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011 and were based on the institution’s assessment base for the third quarter of 2009, with deposit growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.   The Bank’s annual FDIC assessment for the fiscal year ended December 31 2013 was $145,000.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category as described above and a range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

In addition to the assessment for deposit insurance, federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2013, the Financing Corporation assessment equaled 0.16 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2013, Alaska Pacific incurred $10,000 in FICO assessments.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank. On July 2, 2013, the Federal Reserve approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies.  The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “ – New Capital Rules.”

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

            Capital Requirements.  The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC.  The OCC may impose capital requirements on individual institutions in excess of these requirements on a case-by-case basis.  In addition, the OCC has established capital standards for purposes of establishing the thresholds for taking prompt corrective action against capital deficient institutions.  These capital standards include three capital ratios.  The leverage ratio is a measurement of Tier 1 capital to adjusted total assets.  The Tier 1 capital ratio is a measurement of Tier 1 capital to risk-weighted assets.  The total capital ratio is a measurement of total capital to risk-weighted assets.  At December 31, 2013, the Bank met each of these capital requirements and had a leverage of 20.2 million, or 11.48% of adjusted total assets; a Tier 1 risk-based capital of $20.2 million, or 14.64% of risk-weighted assets; and a total risk-based capital ratio of $21.9 million and risk-weighted assets of $138.1 million, or total capital of 15.89% of risk-weighted assets; all of which exceeded mandated levels and qualified the Bank as well-capitalized under the prompt corrective action standards. For additional information regarding the capital levels of the Bank, see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Tier 1 capital generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets.  The OCC regulations require that federal savings associations deduct from Tier 1 capital investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.  Total capital consists of the sum of an institution's Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution's allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.  Risk-weighted assets are determined under the OCC capital regulations that assign to every asset, including certain off-balance sheet items, a risk-weight ranging from 0% to 200% based on the inherent risk of the asset.  The OCC is authorized to require the Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns.

OCC prompt corrective action regulations state that to be adequately capitalized, the Bank must have a leverage ratio of at least 4.0%, a Tier 1 capital ratio of at least 4.0% and a total capital ratio of at least 8.0%.  To be well-capitalized, the Bank must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.  At December 31, 2013, the Bank was considered a well-capitalized institution under OCC regulations.

Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  The OCC is authorized and, under certain circumstances, required to take certain actions against institutions that fail to meet the minimum ratios for an adequately capitalized institution.  Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another depository institution, establish a branch or engage in any new activities, or make capital distributions.  The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

OCC regulations state that any institution that fails to comply with its capital plan or has Tier 1 or leverage ratio of less than 3.0% or a total capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on our operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

New Capital Rules.  Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the OCC.  These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements.  Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, the Bank’s leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets.  In addition, the Bank will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period.  These changes include the phasing-out of certain instruments as qualifying capital.  The Bank does not have any of these instruments.  Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period.  Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations.  The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial non-residential real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.  This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.

The OCC’s prompt corrective action standards will change when these new capital ratios become effective.  Under the new standards, in order to be considered well-capitalized, the Bank would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

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

            Qualified Thrift Lender Test.  All savings institutions, including Alaska Pacific, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 month period on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2013, the Bank met the test, with a ratio of 86.8%.

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

Limitations on Capital Distributions.  OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Alaska Pacific, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC’s approval prior to making such distribution.  In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve Board.  The Federal Reserve Board or the OCC may object to a capital distribution based on safety and soundness concerns.  Additional restrictions on Bank dividends may apply if the Bank fails the QTL test and the Bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. In addition, as noted above, beginning in 2016, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited, which may limit the ability of the Company to pay dividends to its stockholders.

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

            Activities of Savings Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OCC 30 days in advance and provide the information each agency may, by regulation, require.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

The Sarbanes-Oxley Act of 2002 generally prohibits a company that makes filings with the SEC from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities that such person’s control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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

            Community Reinvestment Act and Consumer Protection Laws.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined in 2012 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population.  The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.  Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses.  Among these regulatory initiatives, are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards.  The Bank is evaluating these recent CFPB regulations and proposals and devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards.  In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Bank Secrecy Act/Anti-Money Laundering Laws.  The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Regulation and Supervision of the Company

      General.  The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve.  Accordingly, the Company is required to register and file reports with the OCC and is subject to regulation and examination by the Federal Reserve.  In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries which also permit the OCC to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve Board policies may restrict the Company’s ability to pay dividends.

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

Capital Requirements. The Company is not subject to any minimum regulatory capital requirements.  However, beginning in 2015, it will be subject to regulatory capital requirements adopted by the Federal Reserve Board, which generally are the same as the new capital requirements for the Bank.  These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares. For a description of these new capital regulations, see “Regulation and Supervision of Savings Institutions - New Proposed Capital Rules” above in this Form 10-K.

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

Subsidiary Activities

            As of December 31, 2013, the Company’s only subsidiary was the Bank.  Alaska Pacific did not have any active subsidiaries.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank are as follows:

	Age at December 31,	Position
Name	2013	Company	Bank
Craig E. Dahl	64	Director, President	Director, President
		and Chief Executive Officer	and Chief Executive Officer

Julie M. Pierce	42	Senior Vice President, Chief	Senior Vice President and
		Financial Officer and Secretary	Chief Financial Officer

Christopher P. Bourque	62	--	Senior Vice President and
			Chief Operating Officer

Jay M. Halverson	53	--	Senior Vice President and
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

Personnel

            As of December 31, 2013, the Bank had fifty three full-time and four part-time employees, none of whom are represented by a collective bargaining unit.  The Company believes its relationship with its employees is good.

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

            Alaska Pacific’s market share is approximately 12.18% of deposits in Southeast Alaska, according to the FDIC Deposit Market Share Report; however, this calculation does not include deposits held by credit unions.  If state-wide credit unions were included in this calculation as well as “non-bank” competitors such as brokerage firms and money market mutual funds, Alaska Pacific’s share would be somewhat less.  Alaska Pacific’s largest competitor is Wells Fargo, with a market share of approximately 47.4% of deposits.  Wells Fargo acquired the former National Bank of Alaska in 2000, and Alaska Pacific has achieved some success in drawing customers away from Wells Fargo, especially small businesses, through a targeted calling effort and a marketing emphasis on the advantages of banking locally.

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

Termination of the merger agreement could negatively impact Alaska Pacific.

If the merger agreement is terminated, there may be various consequences. For example, Alaska Pacific’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of its management on the merger, without realizing any of the anticipated benefits of completing the merger, or the market price of Alaska Pacific common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the merger agreement is terminated and Alaska Pacific’s board of directors seeks another merger or business combination, Alaska Pacific shareholders cannot be certain that Alaska Pacific will be able to find a party willing to pay the equivalent  consideration than that which Northrim BanCorp has agreed to pay in the merger. In addition, if the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by Alaska Pacific’s board of directors, Alaska Pacific may be required to pay Northrim BanCorp a termination fee of $600,000.

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

Our emphasis on commercial non-residential real estate lending may expose us to increased lending risks.

Our current business strategy includes the expansion of small business lending in the region, with a focus on owner-occupied commercial non-residential real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

At December 31, 2013, we had $2.7 million of multifamily residential and $70.8 million of commercial non-residential real estate loans, representing 1.9% and 48.3%, respectively, of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.

A secondary market for most types of commercial non-residential real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.  As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multifamily real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial non-residential real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii)

total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial non-residential real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $70.8 million balance in commercial non-residential real estate loans at December 31, 2013 represented 340% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial non-residential real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2013, we had $25.0 million or 17.0% of total loans in commercial business loans.  Commercial lending involves risks that are different from those associated with residential and commercial non-residential real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2013, $18.2 million, or 12.4% of our total loan portfolio, was comprised of one-to-four family residential mortgage loans and $8.7 million or 6.0% of our total loan portfolio consisted of home equity loans secured by residential property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in the housing market and the economy and the associated increases in unemployment may result in higher than expected residential loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.  These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 1.30% of total loans held for investment and 33.1% of nonperforming loans at December 31, 2013. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders' equity could decrease.

At December 31, 2013, the Company had recorded $1.7 million in FHLB stock, compared to $1.8 million at December 31, 2012. The Bank’s investments in FHLB stock are generally viewed as a long-term investment and are carried at par value ($100 per share), which reasonably approximates its fair value.  It does not have a readily determinable fair value.  Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of their outstanding FHLB advances.

The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  The FHLB of Seattle announced September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized.  Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA.  The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2013, the FHLB had repurchased $63,200 of the Bank’s stock.  During the years ended December 31, 2012 and 2011, the Bank did not receive any dividend income on FHLB stock.  The FHLB announced in July 2013 that, based on its second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend.  For the year ended December 31, 2013, the Bank received $900 in dividends on FHLB stock.  Based on the above, the Company has determined there is not any impairment on the FHLB stock investment as of December 31, 2013.  Deterioration in the FHLB’s financial position may, however, result in future impairment in the value of those securities.  The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank's investment

Our results of operations, liquidity and cash flows are subject to interest rate risk.

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

The financial services industry is extensively regulated.  Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses.  The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms.  These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets.  Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Company does not currently have assets in excess of $10 billion.

In January  2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws.  These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices.  In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years.  Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans.  Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the Volcker Rule).  Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk.  After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies.  We are analyzing the impact of the Volcker Rule on our investment portfolio and we anticipate changes to our investment strategies, which could negatively affect our earnings.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized, the Bank would be required to have a common equity Tier 1 risk-based capital ratio of 6.5%, a Tier 1 leverage ratio of 5.0%, a Tier 1 risk-based capital ratio of 8.0% and a total risk-based capital ratio of 10.0%.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Regulation and Supervision—Federal Banking Regulation—New Capital Rule.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions.  During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack.  Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business.  Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks.  Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.  If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.  We could also suffer significant reputational damage.

Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation.  Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information.  We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions.  While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.  In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers.  If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.  Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability.  Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

The following table sets forth certain information regarding Alaska Pacific’s offices at December 31, 2013.

Location	Year Opened	Square Footage	Deposits (in thousands)

Main Office:

Nugget Mall Office (1)	1984	16,000	$72,381
2094 Jordan Avenue
Juneau, Alaska 99801

Branch Offices:

301 N. Franklin Street	1960	6,268	32,875
Juneau, Alaska 99801

410 Mission Street (2)	1974	2,300	15,123
Ketchikan, Alaska 99901

2442 Tongass Avenue (3)	1997	1,550	6,808
Ketchikan, Alaska 99901

315 Lincoln Street (4)	1978	2,032	27,314
Sitka, Alaska 99835

_____________
(1)	Lease expires in January 2019, with one 10-year option to renew.
(2)	Lease expires in December 2014.
(3)	Lease expires in August 2014, with one 6-month option to renew.
(4)	Lease expires in November 2018.

            Alaska Pacific maintains 11 automated teller machines including six in the Juneau area, two in the Sitka area, two in the Ketchikan area, and one in Hoonah.  At December 31, 2013, the net book value of Alaska Pacific’s properties and its fixtures, furniture and equipment was $3.0 million.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

            The Company’s common stock is traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “AKPB.”  As of December 31, 2013, there were approximately 335 stockholders of record and 654,486 shares outstanding.  The following table sets forth market price information of the Company’s stock for 2013 and 2012. In 2008 the Board of Directors determined to suspend the payment of dividends until the Company’s earnings improved.  As a result, no dividend payments have been made during the years ended December 31, 2013 and 2012.

	Market Price
Years Ended December 31,	High	Low

2013:
First Quarter	$11.99	$8.90
Second Quarter	12.10	10.93
Third Quarter	12.75	11.35
Fourth Quarter	16.83	11.65

2012:
First Quarter	$7.30	$6.00
Second Quarter	8.30	7.25
Third Quarter	8.95	7.70
Fourth Quarter	8.99	7.55

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

The Bank is restricted by the amount of dividends it may pay to the Company.  It is generally limited to the net income of the current fiscal year and that of the two previous fiscal years, less dividends already paid during those periods.  Based on this calculation, at December 31, 2013, none of the Bank’s retained earnings were available for the payment of dividends to the Company.  However, payment of dividends may be further restricted by Banking Regulators if such payment would reduce the Bank’s capital ratios below required minimums or would otherwise be considered to adversely affect the safety and soundness of the institution.

For additional information regarding the Company’s and the Bank’s restrictions on the payment of dividends, see Item 1A, Risk Factors.  “There are regulatory and contractual limitations that may limit or prevent us from paying dividends on our common stock and we may limit or eliminate our dividends to shareholders.”

Equity Compensation Plan Information

The equity compensation plan information is presented under subparagraph (d) in Part III, Item 11 of this Form 10-K.

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, the Company had no purchases of its common stock.

Item 6.   Selected Financial Data

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of the Company.  The Company is not engaged in any significant business activity other than holding the stock of the Bank.  Accordingly, the information in this discussion applies primarily to the Bank.  The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes included in Item 8 of this annual report.  In the following discussion, except as otherwise noted, references to “2013” or “2012” indicate the year ended December 31, 2013 or 2012, respectively.

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

In the fourth quarter of 2013, the Company decided to discontinue its mortgage loan origination operations and shut down the operation by the end of December 2013.  No significant proceeds are expected from the sale of any related assets, since most of the assets will be absorbed into other operations of the Company.  In the past, income derived from mortgage loan originations consisted of interest income from loans, gain on sale of loans and related loan fees.

Operating Strategy

Our strategy is to operate a community-oriented financial institution devoted to serving the needs of its customers.  Our business consists primarily of attracting retail deposits from the general public and using those funds to originate residential real estate loans, land, construction, commercial non-residential real estate loans, commercial business loans, and a variety of consumer loans.

Financial Condition

Total assets were $176.7 million at December 31, 2013, compared with $182.1 million at December 31, 2012.  The $5.4 million, or 3.0%, decrease was primarily the result of a decrease in total deposits of $2.0 million and a decrease in FHLB advances of $3.0 million.

Net loans decreased $1.9 million, or 1.3%, to $144.6 million at December 31, 2013 from $146.5 million at December 31, 2012.  The decrease was largely attributable to a decrease in one-to-four-family mortgage loans and commercial non-residential real estate loans partially offset by an increase in construction and commercial business loans.

Total commercial non-residential real estate loans decreased 3.6% to $70.8 million, or 48.3% of the portfolio at December 31, 2013, from $73.4 million, or 49.5% of the portfolio at December 31, 2012.  Land loans increased 1.9% to $8.3 million, or 5.6% of the portfolio at December 31, 2013, from $8.1 million, or 5.5% of the portfolio at December 31, 2012.  Total commercial business loans increased 7.4% to $25.0 million, or 17.0% of the portfolio at December 31, 2013, from $23.2 million, or 15.7% of the portfolio at December 31, 2012.

Production of one-to-four-family mortgage loans decreased in 2013.  Originations totaled $33.6 million in 2013, a 9.7% decrease compared to the $37.2 million originated in 2012.  Most of these loans were sold in the secondary market and, as a result, total one-to-four-family mortgages declined to 12.4% of the loan portfolio at December 31, 2013, compared with 14.5% of the loan portfolio at December 31, 2012.

Cash and cash equivalents decreased $200,000 to $18.6 million at December 31, 2013, compared to $18.8 million at December 31, 2012.

Available-for-sale securities increased $1.3 million to $5.6 million at December 31, 2013, compared to $4.3 million at December 31, 2012.  The increase was the result of investments purchased net of normal principal reductions on mortgage-backed securities.

Premises and equipment decreased $200,000 to $3.0 million at December 31, 2013, from $3.2 million at December 31, 2012.  The decrease in net book value was attributable to depreciation and amortization.

Total deposits decreased $2.0 million to $154.5 million at December 31, 2013 from $156.5 million at December 31, 2012.  Money market accounts decreased a total of $400,000 to $32.5 million at December 31, 2013 compared to $32.9 million a year ago.  During the same period, interest bearing demand deposits increased $2.2 million to $36.5 million and non-interest bearing demand deposits decreased $3.4 million to $33.3 million.  Certificates of deposit decreased $800,000 to $28.0 million at December 31, 2013 from $28.8 million at December 31, 2012 as we managed this reduction by competing less aggressively for these deposits to reduce our cost of funds.

At December 31, 2013, $1.0 million of the certificates of deposit were brokered certificates of deposit obtained through the Certificate of Deposit Account Registry Service (“CDARS”) CDARS.  These deposits carry interest rates that are generally higher than locally obtained certificates of deposit, but which are generally lower than FHLB advances.  There were no certificates of deposit that were brokered certificates of deposit obtained through CDARS at December 31, 2012.

 There were no FHLB advances at December 31, 2013.  FHLB advances were $3.0 million at December 31, 2012.

Results of Operations

Net Income.  For the year ended December 31, 2013, the Company reported net income available to common shareholders of $13,000, or $0.02 per diluted share, after recording $180,000 provision for loan losses and $552,000 provision for income tax.  This compares to a net income available to common shareholders of $166,000, or $0.22 per diluted share at December 31, 2012, after recording $300,000 provision for loan losses and $152,000 provision for income tax.  The net income in 2013 was primarily attributable to an increase in noninterest income and decrease in noninterest expense offset by an increase in provision for income tax.  For purposes of comparison, net income available to common shareholders may be separated into major components as follows:

			Income Increase
(in thousands) Year ended December 31,	2013	2012	(Decrease)
Net interest income	$7,815	$7,892	$(77)
Gain on sale of loans	570	570	-
Other noninterest income	1,487	1,226	261
Net revenues	9,872	9,688	184
Noninterest expense	(8,811)	(8,757)	(54)
Subtotal	1,061	931	130
Provision for loan losses	(180)	(300)	120
Income before income tax	881	631	250
Income tax provision	(552)	(152)	(400)
Net Income	329	479	(150)
Preferred stock dividend and discount accretion	(316)	(313)	(3)
Net income available to common shareholders	$13	$166	$(153)

Net Interest Income.  Net interest income decreased $77,000 and was $7.8 million in 2013 compared to $7.9 million in 2012.  The decrease was due to a combination of factors, including a decrease in interest income offset with a decrease in interest expense.  See the tables in “--Average Balances, Interest and Average Yields/Cost” and in “--Rate/Volume Analysis” elsewhere in this discussion. The net interest margin on average earning assets was 4.59% for 2013 compared with 4.72% in 2012 reflecting a decrease in yield on interest earning assets partially offset with a decline in cost of funds.  Nonaccrual loans were $5.8 million and $5.7 million at December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, approximately $168,000 and $234,000, respectively, of interest would have been recorded if these loans had been current according to their original terms.

Average loans (including nonperforming loans and loans held for sale) decreased $1.7 million, or 1.1%, to $149.2 million in 2013 from $150.9 million in 2012.

Noninterest Income.  The gain on sale of loans was $570,000 in both 2013 and 2012.

Excluding gain on sale of loans, noninterest income increased $261,000, or 21.3%, to $1.5 million in 2013 compared with $1.2 million in 2012.  The increase was primarily in mortgage servicing income due to the fair value adjustment to mortgage servicing rights net of originations and disposals of $271,000 in 2013 compared with $(35,000) in 2012.

Noninterest Expense.  Noninterest expense was $8.8 million in both 2013 and 2012.  Professional and consulting fees were higher in 2013 compared to 2012, offset with lower real estate owned and repossessed asset expense, FDIC assessment and other expenses.

Income Tax.  During the third quarter of 2013, the Company increased its provision for income taxes by $208,000 and deferred income tax assets were reduced for amounts determined not to be realizable in future periods.  There was no valuation allowance for deferred tax assets at December 31, 2013 or 2012.  Provision for income tax was $552,000 in 2013 compared with $152,000 in 2012.

Provision and Allowance for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio.

The provision for loan losses decreased $120,000 to $180,000 for 2013 from $300,000 for 2012.  The provision for both years was considered appropriate in order for the allowance for loan losses to reflect management's best estimate of losses inherent in the loan portfolio.  The allowance for loan losses was $1.9 million at both December 31, 2013 and

December 31, 2012.  The provision and the resulting allowance are reflective of numerous factors, including the following:

•	Loan losses. Net loan charge offs were $146,000 (0.10% of total loans) in 2013 compared with $289,000 (0.19% of total loans) in 2012.

•
Growth and composition of the portfolio.  Total loans decreased $1.9 million to $146.5 million at December 31, 2013 compared with $148.4 million at December 31, 2012.  The decrease reflects gradual changes in the loan portfolio composition away from single-family mortgages and home equity loans, moving to a greater proportion of commercial business and construction loans.  Management considered the higher relative risk of these loans in assessing the adequacy of the allowance.

•
Management analysis of loans.  As part of an assessment of the adequacy of the allowance, management performed a detailed review of individual loans for which full collectability may not be assured.  Loans judged to be impaired amounted to $10.1 million (6.9% of total loans) at December 31, 2013, compared with $11.6 million (7.8% of total loans) at December 31, 2012.  An allowance for loan loss at both December 31, 2013 and 2012 for estimated impairments of $473,000 was established for these loans.

•	Past-due Loans. At December 31, 2013, $1.9 million, or 1.3% of total loan balances were past due 30 days or more, compared with $5.0 million, or 3.3% at December 31, 2012.

•
Nonperforming and classified loans.  Nonaccrual loans were $5.8 million (3.9% of total loans) at December 31, 2013, compared with $5.7 million (3.8% of total loans) at December 31, 2012.  Loans, less guaranteed amounts, classified as “substandard” or “doubtful” were $6.8 million (4.7% of total loans) at December 31, 2013 compared with $7.2 million (4.8% of total loans) at December 31, 2012.

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

(dollars in thousands) Year ended December 31,		2013			2012
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1)	$149,219	$8,082	5.42%	$150,930	$8,309	5.51%
Investment securities (1)	7,352	116	1.58	7,257	131	1.81
Interest-earning deposits in banks	13,843	35	0.25	8,868	19	0.21
Total interest-earning assets	170,414	8,233	4.83	167,055	8,459	5.06
Allowance for loan losses	(1,947)			(1,901)
Cash and due from banks	1,682			1,854
Other assets	6,932			6,790
Total assets	$177,081			$173,798

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$34,536	$14	0.04%	$32,508	$13	0.04%
Money market	33,404	71	0.21	30,939	72	0.23
Savings	23,729	16	0.07	21,613	21	0.10
Certificates of deposit	27,652	292	1.06	30,863	348	1.13
Total interest-bearing deposits	119,321	393	0.33	115,923	454	0.39
Borrowings	686	25	3.64	3,133	113	3.61
Total interest-bearing liabilities	120,007	418	0.35	119,056	567	0.48
Noninterest-bearing demand deposits	34,146			32,606
Mortgage escrows	985			1,024
Other liabilities	1,126			504
Shareholders’ equity	20,817			20,608
Total liabilities and shareholders’ equity	$177,081			$173,798

Net interest income		$7,815			$7,892

Interest rate spread			4.48%			4.58%

Net interest margin:
On average interest-earning assets			4.59%			4.72%
On average total assets			4.41			4.54

Ratio of average interest-earning assets to average interest-bearing liabilities	142.00%			140.32%

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

(in thousands) Year ended December 31, 2013 compared with year ended 2012	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans	$(134)	$(94)	$1	$(227)
Investment securities	(16)	2	(1)	(15)
Interest-earning deposits in banks	3	11	2	16
Total net change in interest income	(147)	(81)	2	(226)

Interest-bearing liabilities:
Interest-bearing demand accounts	-	1	-	1
Money market accounts	(6)	6	(1)	(1)
Savings accounts	(6)	2	(1)	(5)
Certificates of deposit	(22)	(36)	2	(56)
Borrowings	1	(88)	(1)	(88)
Total net change in interest expense	(33)	(115)	(1)	(149)

Net change in net interest income	$(114)	$34	$3	$(77)

Yields Earned and Rates Paid

The following table sets forth, at the date and for the periods indicated, the weighted average yields earned on our assets and the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At December 31,	For the Year Ended December 31,
	2013	2013	2012

Weighted average yield on:
Loans	5.41%	5.42%	5.51%
Investment securities	1.44	1.58	1.81
Interest-earning deposits in banks	0.21	0.25	0.21
Total interest-earning assets	4.72	4.83	5.06

Weighted average rate paid on:
Interest-bearing demand accounts	0.03	0.04	0.04
Money market accounts	0.18	0.21	0.23
Savings accounts	0.05	0.07	0.10
Certificates of deposit	0.93	1.06	1.13
Total interest-bearing deposits	0.29	0.33	0.39
Borrowings	-	3.64	3.61
Total interest-bearing liabilities	0.23	0.35	0.48

Interest rate spread	4.43	4.48	4.58

Net interest margin on:
Average interest-earning assets	--	4.59	4.72
Average total assets	--	4.41	4.54

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

The Bank’s primary investing activity has been the origination of loans, including one-to-four-family mortgages, commercial non-residential real estate loans, commercial business loans, and consumer loans, deposits, FHLB borrowings, and principal repayments on loans and mortgage-backed securities were the primary means for funding these activities.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K, cash and cash equivalents decreased $200,000 to $18.6 million at December 31, 2013, from $18.8 million at December 31, 2012.  Our sources of funds include deposits, principal and interest payments from loans and investments, and FHLB advances.  During 2013 and 2012, we used our sources of funds primarily to fund new loans and to pay maturing certificates and other deposit withdrawals.  At December 31, 2013, we had loan commitments including unused portions of lines of credit and undisbursed construction loans, of $16.1 million.

At December 31, 2013, we had $24,000 of net unrealized losses on investment securities classified as available for sale, which represented 0.4% of the amortized cost ($5.6 million) of the securities.  This represented a decrease of

$205,000 compared with $181,000 of net unrealized gains at December 31, 2012, primarily as a result of changes in market demand and movements in market interest rates will continue to affect the unrealized gains and losses in these securities.  However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, any unrealized gains or losses will begin to decrease and will eventually be eliminated.

At December 31, 2013, certificates of deposit amounted to $28.0 million, or 18.1% of our total deposits, including $18.9 million scheduled to mature by December 31, 2014.  Historically, we have been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments with deposits and, as needed, FHLB advances and sale of mortgage loans and that it can adjust the offering rates of certificates of deposits to retain deposits in changing interest rate environments.  In addition, the Bank has available a line of credit with the FHLB generally equal to the lower of 25% of the Bank’s total assets, or pledged collateral of approximately $45.5 million at December 31, 2013, of which $41.7 million was unused.  At December 31, 2013, there was $2.0 million outstanding on the line.

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

In order to encourage institutions to reduce interest rate risk, the federal banking regulators adopted a rule incorporating an interest rate risk component into its risk-based capital rules.  The Bank compiles and measures interest rate risk utilizing an Asset and Liability Management software program.  The program measures net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OCC regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt.  The Bank is exempt because of its asset size and risk-based capital ratio.  Based on the Bank’s regulatory capital levels at December 31, 2013, the Bank believes that, if the proposed regulation had been implemented at that date, the Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at December 31, 2013, based assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

(dollars in thousands)		Net Portfolio Value			Net Portfolio as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates		Dollar Amount	Dollar Change (1)	Percent Change	Net Portfolio Value Ratio (2)	Change (3)
300	bp	$36,076	$3,165	9.6%	20.38%	287	bp
200		35,638	2,726	8.3	19.71	220
100		34,744	1,833	5.6	18.82	131
0		32,910	-	-	17.51	-
(50)		33,140	230	0.7	17.33	(18)
(100)		34,983	2,072	6.3	17.97	46

(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)
Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

The above table illustrates, for example, that at December 31, 2013 an instantaneous 200 basis point increase in market interest rates would increase the Bank’s net portfolio value by $2.7 million, or 8.3%, and an instantaneous 100 basis point decrease in market interest rates would increase the Bank’s net portfolio value by $2.1 million.

The following table summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for an adverse change in interest rates of 200 basis points (“bp”) upward.

	December 31, 2013		September 30, 2013		December 31, 2012
Pre-shock net portfolio value ratio	17.51%		17.49%		15.65%
Post-shock net portfolio value ratio	19.70%		20.10%		16.78%
Decline in net portfolio value ratio	0	bp	0	bp	0	bp

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alaska Pacific Bancshares, Inc. and Subsidiary
Juneau, Alaska

We have audited the accompanying consolidated balance sheets of Alaska Pacific Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Pacific Bancshares, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington
March 25, 2014

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

(in thousands) December 31,	2013	2012
Assets
Cash and due from banks	$1,484	$1,417
Interest-earning deposits in banks	17,068	17,334
Total cash and cash equivalents	18,552	18,751
Investment securities available for sale, at fair value (amortized cost: 2013 - $5,591; 2012 - $4,072)	5,567	4,253
Federal Home Loan Bank stock, at cost	1,689	1,752
Loans held for sale	-	3,247
Loans	146,477	148,370
Less allowance for loan losses	(1,910)	(1,876)
Loans, net	144,567	146,494
Accrued interest receivable	556	602
Premises and equipment, net	2,961	3,224
Real estate owned and repossessed assets	368	344
Mortgage servicing rights, at fair value	1,334	1,063
Other assets	1,079	2,347
Total Assets	$176,673	$182,077

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$33,308	$36,684
Interest-bearing demand	36,546	34,357
Money market	32,479	32,932
Savings	24,182	23,738
Certificates of deposit	27,986	28,770
Total deposits	154,501	156,481
Federal Home Loan Bank advances	-	3,000
Advance payments by borrowers for taxes and insurance	652	630
Accounts payable and accrued expenses	464	321
Accrued interest payable	56	88
Other liabilities	233	757
Total liabilities	155,906	161,277
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock ($0.01 par value; 1,000,000 shares authorized; Series A – Liquidation preference $1,000 per share, 4,781 shares issued and outstanding at December 31, 2013 and 2012, respectively)	4,781	4,704
Common stock ($0.01 par value; 20,000,000 shares authorized; 655,415 shares issued; 654,486 shares outstanding at December 31, 2013 and 2012)	7	7
Additional paid-in capital	6,497	6,497
Treasury stock	(11)	(11)
Retained earnings	9,469	9,456
Accumulated other comprehensive income	24	147
Total shareholders’ equity	20,767	20,800
Total Liabilities and Shareholders’ Equity	$176,673	$182,077

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

(in thousands, except per share) Year ended December 31,	2013	2012
Interest Income
Loans, including fees	$8,082	$8,309
Investment securities	116	131
Interest-earning deposits in banks	35	19
Total interest income	8,233	8,459
Interest Expense
Deposits	393	454
Federal Home Loan Bank advances	25	113
Total interest expense	418	567
Net Interest Income	7,815	7,892
Provision for loan losses	180	300
Net interest income after provision for loan losses	7,635	7,592
Noninterest Income
Mortgage servicing income, net	616	295
Service charges on deposit accounts	573	632
Other service charges and fees	298	284
Gain on sale of loans	570	570
Gain on sale of available for sale securities	-	15
Total noninterest income	2,057	1,796
Noninterest Expense
Compensation and benefits	4,571	4,537
Occupancy and equipment	1,470	1,435
Data processing	297	271
Professional and consulting fees	928	541
Marketing and public relations	263	244
Real estate owned and repossessed assets, net	75	285
Regulatory assessments	145	246
Other	1,062	1,198
Total noninterest expense	8,811	8,757
Income before provision for income taxes	881	631
Provision for income taxes	552	152
Net Income	$329	$479
Preferred stock dividend and discount accretion
Preferred stock dividend	$239	$240
Preferred stock discount accretion	77	73
Net income available to common shareholders	$13	$166

Net income per share:
Basic	$0.02	$0.25
Diluted	0.02	0.22

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income

(in thousands), Year Ended December 31	2013	2012
Net income available to common shareholders	$13	$166
Other comprehensive income
Unrealized (loss) gains on investment securities available for sale, net of tax	(123)	17
Reclassification adjustment for realized gains on sale of investment securities available for sale (net of tax expense of $6 for the year ended December 31, 2012)	-	(9)
Comprehensive (loss) income	$(110)	$174

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)	Number of Shares Issued Preferred Stock	Number of Shares Issued Common Stock	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Share- holders’ Equity
Balance, January 1, 2012	5	655	$4,631	$7	$6,486	$(11)	$9,290	$139	$20,542
Comprehensive income:
Net income							479		479
Change in net unrealized gains on securities available for sale, net of tax								8	8
Comprehensive income									487
Stock compensation expense					11				11
Accretion of preferred stock discount			73				(73)		-
Cash dividends on preferred stock							(240)		(240)
Balance, December 31, 2012	5	655	4,704	7	6,497	(11)	9,456	147	20,800
Comprehensive income:
Net income							329		329
Change in net unrealized loss on securities available for sale, net of tax								(123)	(123)
Comprehensive income									206
Accretion of preferred stock discount			77				(77)		-
Cash dividends on preferred stock							(239)		(239)
Balance, December 31, 2013	5	655	$4,781	$7	$6,497	$(11)	$9,469	$24	$20,767

See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(in thousands) Year ended December 31,	2013	2012
Operating Activities
Net income	$329	$479
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	180	300
Decrease in valuation allowance for deferred income tax assets	-	(94)
Deferred income tax expense	392	108
Gain on sale of loans	(570)	(570)
Fair value adjustment on mortgage servicing rights, net	(271)	35
Depreciation and amortization	310	301
Amortization of fees, discounts, and premiums, net	(226)	(136)
Stock compensation expense	-	11
Loans originated for sale	(27,685)	(34,537)
Proceeds from sale of loans originated for sale	31,502	32,836
Loss on sale and impairment of real estate owned and repossessed assets, net	8	240
Gain on sale of investment securities available for sale	-	(15)
Cash provided by (used in) changes in operating assets and liabilities:
Accrued interest receivable	46	(17)
Other assets	1,083	(540)
Advance payments by borrowers for taxes and insurance	22	(61)
Accrued interest payable	(32)	(43)
Accounts payable and accrued expenses	143	(10)
Other liabilities	(524)	596
Net cash provided by (used in) operating activities	4,707	(1,333)
Investing Activities
Purchase of investment securities available for sale	(3,000)	(258)
Maturities and principal repayments of investment securities available for sale	1,459	1,149
Proceeds from sale of investment securities available for sale	-	569
Proceeds from FHLB stock redemption	63	32
Loan originations, net of principal repayments	563	(884)
Purchase of premises and equipment	(47)	(1,074)
Proceeds from sale of real estate owned and repossessed assets	1,275	452
Net cash provided by (used in) investing activities	313	(14)
Financing Activities
Cash dividends paid on preferred stock	(239)	(240)
Repayments on Federal Home Loan Bank advances	(3,000)	-
Net (decrease) increase in demand and savings deposits	(1,196)	14,100
Net decrease in certificates of deposit	(784)	(4,820)
Net cash provided by financing activities	(5,219)	9,040
(Decrease) increase in cash and cash equivalents	(199)	7,693
Cash and cash equivalents at beginning of year	18,751	11,058
Cash and cash equivalents at end of year	$18,552	$18,751

Alaska Pacific Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)

Supplemental information:
Cash paid for interest	$450	$610
Cash paid for income taxes	352	222
Loans foreclosed and transferred to real estate owned and repossessed assets	1,307	156
Transfer of real estate owned and repossessed assets to receivables within other assets for guaranteed balances	126	-
Change in unrealized gains and losses on securities available for sale, net of tax	(123)	13
Accrued preferred stock dividends	31	31
See notes to consolidated financial statements.

Alaska Pacific Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Bank provides a range of financial services to individuals and small businesses primarily in Southeast Alaska.  The Bank’s financial services include accepting deposits from the general public and making residential and commercial non-residential real estate loans, consumer loans, and commercial loans.  The Bank also originates, sells, and services residential mortgage loans under several federal and state mortgage-lending programs.

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

Subsequent Events:  Proposed Merger With Northrim BanCorp, Inc. On October 21, 2013 Northrim BanCorp, Inc. (“Northrim BanCorp”) (NASDAQ: NRIM) and Alaska Pacific Bancshares, Inc. signed a definitive agreement for Northrim BanCorp to acquire Alaska Pacific in a stock and cash transaction. In connection with the transaction, Alaska Pacific will merge into a wholly-owned subsidiary of Northrim BanCorp, and Alaska Pacific Bank will merge with and into Northrim Bank.

The board directors of both companies unanimously approved the transaction, which was approved by Alaska Pacific’s shareholder’s on March 11, 2014, and is subject to approval applicable bank regulators, as well as other closing conditions. Alaska Pacific will redeem its outstanding preferred stock in full prior to the closing of the transaction.

Northrim BanCorp, Inc. is the parent company of Northrim Bank, an Alaska-based community bank with ten branches in Anchorage, the Matanuska Valley, and Fairbanks serving 70% of Alaska’s population; and an asset based lending division in Washington. The Bank differentiates itself with its detailed knowledge of Alaska’s economy and its “Customer First Service” philosophy. Affiliated companies include Elliott Cove Insurance Agency, LLC; Elliott Cove Capital Management, LLC; Residential Mortgage, LLC; Northrim Benefits Group, LLC; and Pacific Wealth Advisors, LLC.

In connection with the proposed merger, Alaska Pacific Bancshares has mailed to its shareholders a document that is a Proxy Statement of Alaska Pacific Bancshares and a Prospectus of Northrim BanCorp and for additional information concerning the proposed merger shareholders are urged to read the Proxy Statement/Prospectus and the other related documents filed with the SEC.

The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition and disclosure.

Preferred Stock Redemption On March 24, 2014, Alaska Pacific Bancshares (“Company”) redeemed the shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) originally issued in February 2009 to the U.S. Treasury Department (“Treasury”) under the Treasury’s Capital Purchase Program. The 4,781 shares of Series A Preferred Stock were redeemed at the liquidation value of $1,000 per share. The redemption was a result of the requirements of the merger agreement that was filed on a Form 8-k and described in the merger proxy. After the redemption, the Company is still considered to be well capitalized under all regulatory guidelines.

Reclassifications:  Certain amounts in prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.  These reclassifications had no effect on consolidated net income or shareholders equity.

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

Investment Securities:  Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company had no held-to-maturity or trading securities at December 31, 2013 or 2012. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity. Investments available-for-sale are recorded at fair value. Unrealized gains and losses on investments available-for-sale are excluded from earnings and are reported in other comprehensive (loss) income, net of applicable taxes within the Consolidated Statement of Comprehensive (Loss) Income. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Federal Home Loan Bank Stock:  The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at cost because there is no active market for the stock.  As a member of the FHLB System, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding mortgages, total assets or FHLB advances.  The Bank’s minimum investment requirement was approximately $191,400 and $209,000 at December 31, 2013 and 2012, respectively.  The Bank may request redemption at par value on any stock in excess of the amount the Bank is required to hold.  Stock redemptions are granted at the discretion of the FHLB.  This security is reported at par value, which represents the Company’s cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.  As of December 31, 2013, management has concluded that the Bank’s investment in FHLB stock is not impaired.

Advertising Expense:  Advertising costs are expensed as incurred.  Advertising expense was $178,000 and $174,000 for the years ended December 31, 2013 and 2012, respectively.

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

Treasury Stock:  Treasury stock is accounted for on the basis of average cost at the time of buyback, or $12.375 per share at December 31, 2013 and 2012.

Employee Stock Ownership Plan:  Compensation expense under the Company’s Employee Stock Ownership Plan (“ESOP”) includes expense for administering the plan.  No shares held by the ESOP were unallocated at December 31, 2013 and 2012.

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

Transfers of Financial Assets. Transfers of an entire financial asset and a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements:

During the year ended December 31, 2013, the following Accounting Standards Updates (“ASU”) were issued or became effective:

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permit an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The adoption of ASU No. 2014-01 is not expected.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 – Cash and Cash Equivalents

The Company is required to maintain prescribed reserves with the Federal Reserve Bank of San Francisco in the form of cash.  Cash reserve requirements are computed by applying prescribed percentages to various types of deposits.  The Company is also required to maintain cash balances or deposits with the Federal Reserve Bank sufficient to meet its statutory reserve requirements.  The average reserve requirement for years ended, December 31, 2013 and 2012 was $317,000 and $204,000, respectively.

Note 3 – Regulatory Capital Requirements and Restrictions

The Bank is subject to minimum capital quantitative regulatory capital requirements imposed by regulation of the Office of the Comptroller of the Currency (“OCC”).  To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank was considered “well capitalized” at both December 31, 2013 and 2012. There are no conditions or events since that notification that management believes have changed the Bank’s status.

The Bank’s capital amounts and ratios as of December 31, 2013 and December 31, 2012 are presented in the following table:

			Minimum		Minimum
(in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Tier 1 Leverage Capital(1)	$20,216	11.48%	$7,047	4.00%	$8,809	5.00%

Tier 1 Risk Based Capital(2)	$20,216	14.64%	$5,523	4.00%	$8,285	6.00%

Total Risk-Based Capital(2)	$21,944	15.89%	$11,047	8.00%	$13,808	10.00%

(1) Based on total adjusted assets of $182.4 million.
(2) Based on risk weighted assets of $142.6 million.

December 31, 2012:
Tier 1 Leverage Capital(1)	$20,505	11.36%	$7,223	4.00%	$9,029	5.00%

Tier 1 Risk Based Capital(2)	$20,505	14.92%	$5,497	4.00%	$8,245	6.00%

Total Risk-Based Capital(2)	$22,225	16.17%	$10,994	8.00%	$13,742	10.00%

(1) Based on total adjusted assets of $173.9 million.
(2) Based on risk weighted assets of $139.9 million.

Note 4 – Investment Securities Available for Sale

Amortized cost and fair values of investment securities available for sale, including mortgage-backed securities at December 31, 2013 and 2012, are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Mortgage-backed securities	$1,205	$77	$-	$1,282
Municipal securities	1,330	16	-	1,346
U.S. government agencies	3,056	1	(118)	2,939
Total	$5,591	$94	$(118)	$5,567

December 31, 2012:
Mortgage-backed securities	$1,657	$111	$-	$1,768
Municipal securities	1,350	59	-	1,409
U.S. government agencies	1,065	11	-	1,076
Total	$4,072	$181	$-	$4,253

There were six available for sale securities that are in an unrealized loss position at December 31, 2013.  At December 31, 2013 an aging of unrealized losses and fair value of available-for-sale securities was as follows:

	Unrealized losses less than 12 months		Unrealized losses 12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$2,882	$(118)	$ -	$ -	$2,882	(118)

There were no available for sale securities in an unrealized loss position at December 31, 2012.

The fair values of individual securities fluctuate significantly with interest rates and with market demand for securities with specific structures and characteristics.  Management does not consider these unrealized losses to be other than temporary because the Company does not intend to sell them and the Company will likely not be required to sell them.

No securities were designated as trading or held to maturity at December 31, 2013 or December 31, 2012.

The fair value and amortized cost of investment securities at December 31, 2013 is presented in the following table by contractual maturity.  Actual maturities may vary as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

in thousands	Fair Value Mortgage Backed Securities	Amortized Cost Mortgage Backed Securities	Fair Value Municipal Securities	Amortized Cost Municipal Securities	Fair Value U.S Government Agencies	Amortized Cost U.S Government Agencies
Maturing within 1 to 5 years	$58	$56	$474	$467	$494	$500
Maturing between 5 and 10 years	451	426	8,72	863	1,012	1,056
Maturing beyond 10 years	773	723	-	-	1,433	1,500
Total	$1,282	$1,205	$1,346	$1,330	$2,939	$3,056

The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2013 was $4.6 million.  The amortized cost and market value of investment securities pledged to secure public funds deposited with the Bank at December 31, 2012 were $3.6 million and $3.8 million, respectively.

No securities were sold during the year ended December 31, 2013.  One security was sold during the year ended December 31, 2012.  Gross realized gain on sale of securities was $15,000 for the year ended December 31, 2012.

At December 31, 2013 the Bank owned $1.7 million of stock of the FHLB of Seattle. As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.

The FHLB of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  The FHLB of Seattle announced on September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized.  Dividends on, or repurchases of, the FHLB of Seattle stock continue to require the consent of the FHFA.  The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, and as of December 31, 2013, the FHLB had repurchased $63,200 of the Bank’s stock, including $15,800 during the quarter ending December 31, 2013.  The FHLB of Seattle paid a $0.025 per share cash dividend for both the second and third quarter of 2013.

Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment in FHLB stock.  Based on the above, the Company has determined there is not any impairment on the FHLB stock.

Note 5 – Loans

The unpaid principal balance of loans, net of deferred loan fees are summarized as follows:

(in thousands) December 31,	2013	2012
Real estate:
Permanent:
One- to four-family	$18,166	$21,433
Multifamily	2,727	3,008
Commercial non-residential	70,775	73,447
Land	8,257	8,107
Construction:
One- to four-family	5,007	2,410
Commercial non-residential	1,747	607
Commercial business	24,958	23,245
Consumer:
Home equity	8,713	9,115
Boat	4,439	4,772
Automobile	688	773
Other	1,000	1,453
Total loans	$146,477	$148,370

Loans held for sale	$-	$3,247

Loans are net of deferred loan fees amounting to $481,000 and $529,000 at December 31, 2013 and 2012, respectively.

Loans include overdrawn balances of deposit accounts of $62,000 and $79,000 at December 31, 2013 and 2012, respectively.

Interest income from tax-exempt loans was $21,100 and $21,700 in 2013 and 2012, respectively.

Real estate loans are secured primarily by properties located in Southeast Alaska.  Commercial non-residential real estate loans are generally secured by warehouse, retail, and other improved commercial properties.  Commercial business loans are generally secured by equipment, inventory, accounts receivable, or other business assets.

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

Impaired loans are set forth in the following table as of December 31, 2013.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$295	$271	$-	$271	$-
Commercial non-residential	8,553	5,604	2,275	7,879	473
Land	1,421	1,421	-	1,421	-
Commercial business	477	474	-	474	-
Consumer:
Home equity	45	45	-	45	-
Total	$10,791	$7,815	$2,275	$10,090	$473

Impaired loans are set forth in the following table as of December 31, 2012.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Permanent:
One- to four-family	$300	$291	$-	$291	$-
Commercial non-residential	7,724	4,964	2,399	7,363	473
Land	2,021	2,021	-	2,021	-
Commercial business	1,898	1,898	-	1,898	-
Consumer:
Home equity	8	8	-	8	-
Total	$11,951	$9,182	$2,399	$11,581	$473

The following table presents interest income and average recorded investment of impaired loans for the periods ended:

	Twelve months ended December 31, 2013		Twelve months ended December 31, 2012
(in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Real estate:
Permanent:
One- to four-family	$-	$279	$-	$184
Multifamily	-	-	5	164
Commercial non-residential	263	8,128	265	7,248
Land	150	1,709	86	2,118
Construction:
Commercial non-residential	-	-	-	-
Commercial business	98	504	24	1,658
Consumer:
Home equity	-	27	1	42
Boat	-	-	-	-
Other	-	-	-	-
Total	$511	$10,647	$381	$11,414

Troubled Debt Restructurings.  Certain receivables that are restructured are identified as troubled debt restructurings and are deemed impaired.  As of December 31, 2013 and 2012, the recorded investment in receivables that have been modified in a troubled debt restructuring and that are impaired was $7.2 million, and $9.2 million, respectively.  Included in these amounts, the Company had $6.5 million of troubled debt restructurings as of both December 31, 2013 and December 31, 2012, which were performing in accordance with their modified loan terms, however, may still be on non-accrual until a sufficient period of repayment performance occurs.

Modification Categories:  The Bank considers a variety of modifications to borrowers.  The types of modifications considered can generally be described in the following categories:

•	Rate Modification: A modification in which the interest rate is changed.

•	Term Modification: A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification: Any other type of modification, including the use of multiple categories above.

The following table presents the accrual status of troubled debt restructurings as of December 31, 2013:

(in thousands)	Accrual Status	Non-Accrual Status	Total Modifications
Real Estate:
One- to four-family	$-	$271	$271
Commercial non-residential	2,368	4,184	6,552
Land	343	-	343
Commercial business	19	-	19
Consumer Home Equity	-	45	45
Total	$2,730	$4,500	$7,230

The following table presents newly restructured loans that occurred during the twelve months ended December 31, 2013:

(in thousands)	Number of loans	Combination Modifications	Total Modifications
Real Estate:
Commercial non-residential	1	$526	$526
Commercial business	1	11	11
Consumer Home Equity	1	45	45
Total	3	$582	$582

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification.

There was one home equity loan for $45,000 and one commercial business loan for $11,000 modified as a troubled debt restructuring during the year ended December 31, 2013 for which there was a payment default during the year ended December 31, 2013.

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

There were two commercial non-residential real estate loans for $2.4 million, one land loan for $400,000 and one one-to four-family loan for $291,000 modified as a troubled debt restructuring within the previous 12 months for which there was a payment default during the year ended December 31, 2012.

The Bank’s policy is that loans placed in nonaccrual may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.  In general, the Bank’s policy refers to six months of payment performance as sufficient to warrant a return to accrual status.
There are no commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructurings.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$17	$-	$-	$17	$18,149	$18,166	$-
Multifamily	-	-	-	-	2,727	2,727	-
Commercial non- residential	-	-	1,605	1,605	69,170	70,775	-
Land	-	-	-	-	8,257	8,257	-
Construction:
One- to four-family	-	-	-	-	5,007	5,007	-
Commercial non- residential	-	-	-	-	1,747	1,747	-
Commercial business	174	11	-	185	24,773	24,958	-
Consumer:
Home equity	-	45	-	45	8,668	8,713	-
Boat	-	-	-	-	4,439	4,439	-
Automobile	-	-	-	-	688	688	-
Other	-	-	-	-	1,000	1,000	-
Total	$191	$56	$1,605	$1,852	$144,625	$146,477	-

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

(in thousands)	Loans 30- 59 Days Past Due	Loans 60 -89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Real estate:
Permanent:
One- to four-family	$-	$18	$-	$18	$21,415	$21,433	$-
Multifamily	-	-	-	-	3,008	3,008	-
Commercial non- residential	-	-	3,356	3,356	70,091	73,447	1,839
Land	-	-	-	-	8,107	8,107	-
Construction:
One- to four-family	-	-	-	-	2,410	2,410	-
Commercial non- residential	-	-	-	-	607	607	-
Commercial business	11	102	1,427	1,540	21,705	23,245	-
Consumer:
Home equity	23	-	8	31	9,084	9,115	-
Boat	15	-	-	15	4,757	4,772	-
Automobile	1	-	-	1	772	773	-
Other	-	-	-	-	1,453	1,453	-
Total	$50	$120	$4,791	$4,961	$143,409	$148,370	1,839

Year end non-accrual loans, segregated by class of loans, were as follows:

(in thousands) At December 31,	2013	2012
Commercial business	$94	$1,427
Real Estate:
One- to four-family	271	291
Commercial non-residential	5,364	3,953
Consumer:
Home equity	45	8
Total	$5,774	$5,679

As of December 31, 2013 and 2012, approximately $168,000 and $234,000, respectively, of interest would have been recorded if these non-accrual loans had been current according to their original terms.  There were no loans that were 90 days past due and still accruing interest at December 31, 2013.  There was one commercial non-residential loan for $1.8 million that was 90 days past due and still accruing interest at December 31, 2012.

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

•
Ratings 8:  These are loans classified as “Doubtful” which, based upon a variety of negative conditions, will more than likely result in a loss if a set of events do not occur.  These loans have specific valuation allowance to the extent of the calculated impairment

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

The loan portfolio, segmented by risk range at December 31, 2013, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$17,356	$539	$271	$18,166
Multifamily	2,107	620	-	2,727
Commercial non- residential	59,377	5,905	5,493	70,775
Land	6,836	-	1,421	8,257
Construction:
One- to four-family	5,007	-	-	5,007
Commercial non-
residential	1,747	-	-	1,747
Commercial business	23,406	1,101	451	24,958
Consumer:
Home equity	8,604	64	45	8,713
Boat	4,439	-	-	4,439
Automobile	688	-	-	688
Other	1,000	-	-	1,000
Total	$130,567	$8,229	$7,681	$146,477

The loan portfolio, segmented by risk range at December 31, 2012, is shown below:

	Weighted Average Risk Grade
(in thousands)	1 - 4	5 - 6	7 - 9	Total Loans
Real estate:
Permanent:
One- to four-family	$21,099	$43	$291	$21,433
Multifamily	2,369	639	-	3,008
Commercial non- residential	63,296	6,060	4,091	73,447
Land	6,087	-	2,020	8,107
Construction:
One- to four-family	2,410	-	-	2,410
Commercial non-
residential	607	-	-	607
Commercial business	20,763	606	1,876	23,245
Consumer:
Home equity	9,106	-	9	9,115
Boat	4,772	-	-	4,772
Automobile	773	-	-	773
Other	1,453	-	-	1,453
Total	$132,735	$7,348	$8,287	$148,370

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

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
2013 (in thousands)	Beginning balance	Provision (recapture) for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$93	$(55)	$-	$-	$38	$-	$38
Multifamily	17	(2)	-	-	15	-	15
Commercial non-residential	1,117	(15)	(142)	-	960	473	487
Land	15	5	-	-	20	-	20
Construction:
One-to-four-family	4	9	-	-	13	-	13
Commercial non-residential	1	4	-	-	5	-	5
Commercial	107	25	(7)	3	128	-	128
Consumer:
Home equity	35	11	-	-	46	-	46
Boat	20	(18)	-	-	2	-	2
Automobile	1	(1)	-	-	-	-	-
Other	3	-	-	-	3	-	3
Unallocated	463	217	-	-	680	-	680
Total allowance for loan losses	$1,876	$180	$(149)	$3	$1,910	$473	$1,437

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012.  Allocation of a portion of the allowance to one segment of loans does not preclude its availability to absorb losses in other categories.

						Period end allowance amount allocated to:
2012 (in thousands)	Beginning balance	Provision for loan losses	Charge offs	Recoveries	Ending balance	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Real estate:
Permanent:
One-to-four-family	$102	$(9)	$-	$-	$93	$-	$93
Multifamily	5	12	-	-	17	-	17
Commercial non-residential	1,223	83	(189)	-	1,117	473	644
Land	13	48	(46)	-	15	-	15
Construction:
One-to-four-family	2	2	-	-	4	-	4
Commercial non-residential	4	(3)	-	-	1	-	1
Commercial	216	(90)	(19)	-	107	-	107
Consumer:
Home equity	26	46	(37)	-	35	-	35
Boat	34	(16)	-	2	20	-	20
Automobile	2	(1)	-	-	1	-	1
Other	3	-	-	-	3	-	3
Unallocated	235	228	-	-	463	-	463
Total allowance for loan losses	$1,865	$300	$(291)	$2	$1,876	$473	$1,403

The Company’s recorded investment in loans as of December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

2013 (in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Ending Balance
Real estate:
Permanent:
One-to-four-family	$271	$17,895	$18,166
Multifamily	-	2,727	2,727
Commercial non-residential	7,879	62,896	70,775
Land	1,421	6,836	8,257
Construction:
One-to-four-family	-	5,007	5,007
Commercial non-residential	-	1,747	1,747
Commercial	474	24,484	24,958
Consumer:
Home equity	45	8,668	8,713
Boat	-	4,439	4,439
Automobile	-	688	688
Other	-	1,000	1,000
Total loans	$10,090	$136,387	$146,477

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

Related Party Loans:  In the ordinary course of business, the Company makes loans to executive officers and directors of the Company and to their affiliates.  These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions.  The aggregate dollar amount of these loans was $3.5 million and $4.3 million at December 31, 2013 and 2012, respectively.  During the years ended December 31, 2013 and 2012, new loans of this type were $358,000 and $327,000, respectively, and repayments were $1.2 million and $328,000, respectively.

Real Estate Owned and Repossessed Assets:  The Company held real estate owned and repossessed assets of $368,000 and $344,000 at December 31, 2013 and 2012, respectively.  During 2013, the Company received $1.3 million in proceeds from the sale of real estate owned and repossessed assets and recognized $8,000 of net losses on sales and impairment of real estate owned and repossessed assets.  During 2012, the Company received $452,000 in proceeds from the sale of real estate owned and repossessed assets and recognized $240,000 of net losses on sales and impairment of real estate owned and repossessed assets. The Company also incurred $68,000 and $45,000 in operating expenses related to real estate owned and repossessed assets in 2013 and 2012, respectively.

Note 6 – Mortgage Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  Loans serviced for others at December 31, 2013 and 2012 was $141.4 million and $138.8 million, respectively.  The Company accounts for mortgage servicing rights (“MSR”) in accordance with ASC 860-50, Servicing Assets and Liabilities, which provides that changes in fair value will be reported in earnings in the period in which the change occurs.  The Company uses a model derived valuation methodology to estimate the fair value of MSR obtained from an independent financial advisor on an annual basis.  The model pools loans into tranches of homogeneous characteristics and performs a present value analysis of the future cash flows.  The tranches are created by individual loan characteristics such as note rate, product type, and the remittance schedule.  Current market rates are utilized for discounting the future cash flows.  Significant assumptions used in the valuation of MSR include discount rates, projected repayment speeds, escrow calculations, ancillary income, delinquencies and option adjusted spreads.  Related servicing income, net amounted to $616,000 and $295,000 for 2013 and 2012, respectively.  Custodial escrow balances maintained for loans serviced for others was $541,000 and $491,000 at December 31, 2013 and December 31, 2012, respectively.  Key assumptions (weighted averages) used in measuring the fair value of MSR as of December 31, 2013 and 2012 were as follows:

	December 31,
(in thousands)	2013	2012
Constant prepayment rate	10.90%	17.80%
Discount rate	9.05%	8.05%
Weighted average maturity (years)	23.0	23.1

The change in the balance of mortgage servicing assets for the periods shown is included in the following table:

	Year ended December 31,
(in thousands)	2013	2012

Balance beginning of period	$1,063	$1,098
Additions to servicing assets	321	390
Disposals of servicing assets	(294)	(344)
Fair value adjustment	244	(81)
Balance end of period	$1,334	$1,063

Note 7 – Premises and Equipment

Following is a summary of premises and equipment at December 31, 2013 and 2012:

(in thousands) December 31,	2013	2012
Land	$424	$424
Buildings	2,310	2,310
Leasehold improvements	3,671	3,677
Work in progress	820	819
Furniture, fixtures and equipment	3,432	3,398
	10,657	10,628
Less accumulated depreciation and amortization	(7,696)	(7,404)
	$2,961	$3,224

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $310,000 and $301,000, respectively.

Note 8 – Deposits

Certificates of deposit of $100,000 and more at December 31, 2013 and 2012 were $12.6 million and $11.2 million, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2013, are as follows:

(in thousands) Year ending December 31,
2014	$18,929
2015	5,219
2016	2,909
2017	402
2018 and thereafter	527
$27,986

Interest expense on deposits at December 31, 2013 and 2012 consisted of the following:

(in thousands) Year ended December 31,	2013	2012
Interest-bearing demand	$14	$13
Money market	71	72
Savings	16	21
Certificates of deposit	292	348
	$393	$454

The weighted averages interest rates paid on deposits at December 31, 2013 and 2012 were as follows:

Year ended December 31,	2013	2012
Interest-bearing demand	0.03%	0.04%
Money market	0.20	0.23
Savings	0.05	0.10
Certificates of deposit	1.02	1.32

Deposits from the Company’s executive officers, directors, and their related companies were $5.7 million and $4.3 million at December 31, 2013 and 2012, respectively.

Note 9 – Federal Home Loan Bank Advances

FHLB advances at December 31, 2013 and 2012 consisted of the following:

(dollars in thousands) December 31,	2013	2012
Three-year advance, matured in 2013 fixed 2.15%	$-	$1,500
Seven-year advance, matured in 2013, fixed 5.30%	-	1,500
	$-	$3,000

The following table sets forth certain information regarding Alaska Pacific’s advances from the FHLB of Seattle at the end of and during the periods indicated:

(dollars in thousands) Year ended December 31,	2013	2012
Approximate weighted average rate paid:
Average during the year	3.64%	3.61%
At end of year	-	3.73

The average balance of FHLB advances outstanding during 2013 and 2012 was $686,000 and $3.1 million, respectively.  The maximum amount of advances outstanding at any month end during 2013 and 2012 was $3.0 million and $4.0 million, respectively.  Under a blanket pledge agreement, all funds on deposit at the FHLB, as well as all unencumbered qualifying loans and investment securities, are available to collateralize FHLB advances.

The Bank has available a line of credit payable at the then state interest rate, subject to collateral limits, with the FHLB generally equal to 25% of the Bank’s total assets, or approximately $45.5 million at December 31, 2013 subject to certain collateral requirements.  The line is secured by a blanket pledge of the Company’s assets.  There were no advances outstanding on the line at December 31, 2013.  At December 31, 2012 there was $3.0 million outstanding on the line.

Note 10 – Stock-Based Compensation

Stock Option Plan:  In previous years, the Board of Directors, upon stockholder approval, approved two stock option plans (the “Plans”); one for key employees and one for directors of the Company.   The Incentive and Director Stock Option Plan permits the grant of stock options to authorized key employees for up to 65,574 shares of common stock plus (i) the number of shares repurchased by the Company in the open market or otherwise with an aggregate price no greater than the cash proceeds received by the Company from the exercise of options granted under the Plan; plus (ii) any shares surrendered to the Company in payment of the exercise price of options granted under the Plan. The Committee of the Plans shall determine the time or times at which an option may be exercised.  Previous option awards generally vest based on five years of continuous service.   The term of each option award shall be no greater than 10 years in the case of an Incentive Stock Option or 15 years in the case of a Non-Qualified Stock Option. Option awards under the Plans shall not be less than 100% of the Market Value (as defined in the Plans) of a share on the date of grant of such option. Stock options granted are eligible for adjustment in the event that the outstanding common stock of the Company changes as a result of a stock dividend, stock split, or other changes to existing stock.  Under the terms of the 2000 Stock Option Plan, no new options were awarded after July 2, 2010, as the plan expired.  Under the terms of the 2003 Stock Option Plan, no new options were awarded after May 22, 2013, as the plan expired.

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

Following is a summary of the changes in stock options for the periods shown:

(in thousands) Year ended December 31,	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock options outstanding at beginning of year	23,000	$24.67	23,000	$24.67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(7,800)	-	-	-
Stock options outstanding at end of year	15,200	$25.50	23,000	$24.67

Options exercisable at end of year	15,200	$25.50	22,500	$24.65

There were no options exercised during the years ended December 31, 2013 and 2012.  Stock options outstanding at December 31, 2013 are summarized as follows:

Weighted- Average Exercise Price	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Exercisable
				Number of Shares	Aggregate Intrinsic Value
25.50	15,200	3.7	$-	15,200	$-

ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated income statement based on their fair values.  Compensation cost is recorded as if each vesting portion of the award is a separate award.  There was no stock compensation expense for the year ended December 31, 2013.  Stock compensation expense was $10,800 for the year ended December 31, 2012.  There was no unamortized stock-based compensation expense at December 31, 2013.

Note 11 – Retirement Plans

The Bank has a salary deferral 401(k) plan.  Employees who are at least 18 years of age and have completed three months of service are eligible to participate in the plan.  Employees may contribute on a pretax basis a portion of their annual salary up to a maximum limit under the law.  Since 2006, the Bank has matched 100% of employee contributions of up to 4% of compensation.  For the years ended December 31, 2013 and 2012, the Bank contributed $105,600 and $94,600, respectively, to the plan, including administrative expenses.

The Company has an Employee Stock Ownership Plan (“ESOP”) that was established in connection with the mutual to stock conversion.  Eight percent of the shares issued in the conversion, or 52,433 shares, were purchased by the ESOP in exchange for a note payable to the Company.  All employees who have completed one year’s service automatically participate in the plan, and each year’s allocation is distributed in proportion to total compensation of employees.  Employees are vested in the plan over a seven-year period.  Dividends paid on allocated shares are credited to employee’s accounts, but dividends on unallocated shares are used to reduce the expense of the plan.  At December 31, 2013 and 2012, all 52,433 shares were allocated to employees.  The Company’s expense for the plan, including administrative expenses, amounted to $24,100 and $18,200 for the years ended December 31, 2013 and 2012, respectively.

Note 12 – Operating Leases

The Company leases certain of its premises and equipment under non-cancelable operating leases with terms in excess of one year.  Future minimum lease payments under these leases at December 31, 2013, are summarized as follows:

(in thousands) Year ending December 31, 2013
2014	426
2015	334
2016	334
2017	334
2018	328
2019 and thereafter	23
$1,779

Rent expense was $525,000 and $512,000 for the years ended December 31, 2013 and 2012, respectively.  Rental income on owned premises amounted to $19,300 and $18,700 for the years ended December 31, 2013 and 2012, respectively.  Rental income under signed lease agreements is anticipated to be approximately $17,000 per year for the next two years.

Note 13 – Income Taxes

The provision for income taxes at December 31, 2013 and 2012 consisted of the following:

(in thousands) Year ended December 31,	2013	2012
Current tax expense:
Federal	$135	$103
State	25	35
Total current	160	138
Deferred tax expense:
Federal	332	83
State	60	25
Total deferred	392	108
Decrease in deferred tax asset valuation allowance	-	(94)
Provision for income taxes	$552	$152

During the year ended December 31, 2013, a provision for income taxes of $208,000 was recorded and deferred income tax assets were reduced for amounts determined not to be realizable in future periods.

A reconciliation of taxes computed at federal statutory corporate tax rates (34% in 2013 and 2012) to tax expense, as shown in the accompanying statements of operations and changes in shareholders’ equity and comprehensive income, is as follows:

(in thousands) Year ended December 31,	2013	2012
Income tax expense at statutory rate	$299	$215
Income tax effect of:
State income tax	53	39
Tax-exempt interest Adjustment to deferred tax asset	(27)	(12)
Change in valuation allowance	-	(94)
Other	19	4
Expense for income tax	$552	$152

Effective tax rate	(62.7%)	(24.8%)

Deferred federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.  Components of the Company’s net deferred tax assets consisted of the following:

(in thousands) December 31,	2013	2012
Deferred tax assets:
Bad debt reserves	$768	$975
Nonaccrual loan interest	94	30
Premises and equipment	62	124
Accrued vacation	49	64
Nondeductible REO write-down	233	230
Stock based compensation	19	18
Tax credit	65	39
Other	26	29
Gross deferred tax assets	1,316	1,509
Deferred tax liabilities:
Deferred loan fees, net	(91)	(82)
FHLB stock dividends	(624)	(628)
Prepaids	(83)	(82)
Unrecognized gain on available for sale securities	(16)	(98)
Mortgage servicing rights	(260)	(48)
Other	(27)	(46)
Gross deferred tax liabilities	(1,101)	(984)
Net deferred tax assets	215	525

In August 1996, the Small Business Job Protection Act of 1996 (“the Act”) was signed into law.  Under the Act, the percentage of taxable income method of accounting for tax basis bad debts is no longer available effective for the years ending after December 31, 1995.  As a result, the Bank is required to use the experience method of accounting for tax basis bad debts for 1998 and later years.  In addition, the Act requires the recapture of post-1987 (the base year) additions to the tax bad debt reserves made pursuant to the percentage of taxable income method.  The Bank is not subject to this recapture in 2013 or 2012, as its tax bad debt reserves do not exceed its base year reserve.  As a result of the bad debt deductions, shareholders’ equity as of December 31, 2013, includes accumulated earnings of approximately $1.8 million for which federal income tax has not been provided.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income tax may be imposed at then-applicable rates.

On January 1, 2007, the Company adopted FASB ASC 740, Income Taxes.  ASC 740 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods; and requires expanded disclosure with respect to the Company’s methodology for estimating and reporting uncertain tax positions.

Alaska Pacific and the Bank file consolidated tax returns.  Currently, the Company is subject to U.S. federal income tax and income tax in the state of Alaska. The federal and state income taxes paid for the calendar years ended December 31, 2013, 2012, 2011, and 2010 may remain subject to examination by the applicable authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the Statements of operations. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for the open years based on an assessment of many factors, including past experience and interpretations of tax law. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2013, beginning balance of retained earnings. The Company had no unrecognized tax benefits at December 31, 2013 or 2012.  As of December 31, 2012, the Company had fully utilized its net operating loss carryforward from prior years.

Note 14 – Commitments and Contingencies

Commitments:   Commitments to extend credit, including unused lines of credit, totaled $11.4 million and $11.7 million at December 31, 2013 and 2012, respectively.  Commitments to extend credit, generally at a variable interest rate, are arrangements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates creditworthiness for commitments on an individual customer basis.

Undisbursed loan proceeds, primarily for real estate construction loans, totaled $4.7 million and $4.2 million at December 31, 2013 and 2012, respectively.  These amounts are excluded from the balance of loans at year end.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank maintains various levels of collateral supporting those commitments for which collateral is deemed necessary.  At December 31,2013, the Bank has issued one standby letter of credit for $75,000 collateralized by commercial non-residential real estate.

Mortgage loans sold to investors may be sold with servicing rights retained, for which the Bank makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Bank has had to repurchase a total of two loans due to deficiencies in underwriting or loan documentation and has not realized significant losses related to these repurchases. Management believes that any liabilities that may result from such recourse provisions are not significant.

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

In accordance with the relevant accounting pronouncements, the Company recorded the Series A Preferred Stock and Warrants within the Stockholders’ Equity line item included on its Consolidated Balance Sheets. The Series A Preferred Stock and Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Series A Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.71% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

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

(dollars in thousands) December 31,	2013	2012
Net income	$329	$479
Preferred stock dividend	(239)	(240)
Preferred stock discount accretion	(77)	(73)
Net income available to common shareholders	$13	$166

Average shares issued	655,415	655,415
Less treasury stock	(929)	(929)
Basic weighted average shares outstanding	654,486	654,486

Net incremental shares	117,840	84,165
Weighted incremental shares	772,326	738,651

Income per common share
Basic	$0.02	$0.25
Diluted	$0.02	$0.22

Options to purchase an additional 15,200 and 23,000 shares of common stock were not included in the computation of diluted earnings per share as of December 31, 2013 and 2012, respectively, because their exercise price resulted in them being anti-dilutive and consideration to options was not given as the impact would be anti-dilutive.  The warrant issued to the U.S. Treasury to purchase up to 175,772 shares of common stock was included in the computation of diluted EPS for the year ended December 31, 2013 and 2012 because the warrant’s exercise price was less than the average market price of the Company’s common shares during the period.

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

The following table sets forth the Company’s assets and liabilities by level within the fair value hierarchy that were measured at fair value on a recurring and non-recurring basis at December 31, 2013 and 2012.

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain/(Loss) for Year Ended
December 31, 2013:
Recurring:
Available for sale securities:
Mortgage backed securities	$1,282	$-	$1,282	$-
Municipal securities	1,346	-	1,346	-
U.S. government agencies	2,939	-	2,939	-
Mortgage servicing rights	1,334	-	-	1,334	271

Non-recurring:
Impaired loans	3,426	-	-	3,426
Other real estate owned and repossessed assets	368	-	-	368

December 31, 2012:
Recurring:
Available for sale securities:
Mortgage backed securities	$1,768	$-	$1,768	$-
Municipal securities	1,409	-	1,409	-
U.S. government agencies	1,076	1,009	67	-
Mortgage servicing rights	1,063	-	-	1,063	(35)

Non-recurring:
Impaired loans	2,693	-	-	2,693
Other real estate owned and repossessed assets	344	-	-	344

For the twelve months ended December 31, 2013 and 2012, the reconciliation in Level 3 assets measured at fair value on a recurring basis were as follows:

Mortgage Servicing Rights (in thousands)	2013	2012
Balance beginning of period	$1,063	$1,098
Additions to servicing assets	321	390

Disposals of servicing assets	(294)	(344)
Fair value adjustment	244	(81)
Balance end of period	$1,334	$1,063

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2013 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input
Mortgage servicing rights	$ 1,334	Discounted Cash Flow	Constant Prepayment Rate Range	8.8% – 26.3%
			Discount Rate Range	8.8% - 10.0%

Impaired loans	3,426	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

Real estate owned and repossessed assets	368	Appraised value less cost to sell, net of discount	Discount Rate Range	10% - 30%

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

Impaired loans:  Impaired loans are measured at fair value on a non-recurring basis.  These assets are classified as Level 3 where significant value drivers are unobservable.  The fair value of impaired loans are determined using the fair value of each loan’s collateral for collateral-dependent loans as determined, when possible, by an appraisal of the property, less estimated costs related to liquidation of the collateral.  The appraisal amount may also be adjusted for current market conditions.  The impaired loans amount above represents impaired collateral dependent loans where we determined that the fair value of the loan is less than the recorded investment in the loan and an impairment was recognized by adjusting the carrying value of the loan to fair value through the allowance for loan and lease losses.  Impaired loans were $4.3 million and $3.2 million at December 31, 2013 and 2012, respectively, with estimated reserves for impairment or cumulative partial charge offs of $893,000 and $748,000 at December 31, 2013, and 2012, respectively.

Real estate owned and repossessed assets:  The $368,000 in real estate owned and repossessed assets at December 31, 2013 reflected in the table above represents impaired real estate and repossessed assets that has been adjusted to fair value. Real estate owned and repossessed assets primarily represents real estate and other assets which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned and repossessed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations when possible, by an appraisal of the property, such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned and repossessed assets are recognized within results of operations.

The following tables set forth the estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012:

(in thousands		Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$18,552	$18,552	$-	$-	$18,552
Investment securities available for sale	5,567	-	5,567	-	5,567
Federal Home Loan Bank stock	1,689	-	1,689	-	1,689
Loans, net	146,477	-	-	157,983	157,983
Interest receivable	556	-	556	-	556
Mortgage servicing rights	1,334	-	-	1,334	1,334

Financial Liabilities
Demand and savings deposits	126,515	126,515	-	-	126,515
Certificates of deposit	27,986	-	27,687	-	27,687
Interest payable	56	-	56	-	56

(in thousands		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$18,751	$18,751	$-	$-	$18,751
Investment securities available for sale	4,253	1,009	3,244	-	4,253
Federal Home Loan Bank stock	1,752	-	1,752	-	1,752
Loans held for sale	3,247	-	3,247	-	3,247
Loans, including loans held for sale, net	148,370	-	-	134,680	134,680
Interest receivable	602	-	602	-	602
Mortgage servicing rights	1,063	-	-	1,063	1,063

Financial Liabilities
Demand and savings deposits	127,711	127,711	-	-	127,711
Certificates of deposit	28,770	-	28,598	-	28,598
Federal Home Loan Bank advances	3,000	-	3,274	-	3,274
Interest payable	88	-	88	-	88

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

Note 18 – Parent Company Financial Information

Summarized financial information for Alaska Pacific Bancshares, Inc. (parent company only) is presented below:

Parent Company Condensed Balance Sheet

(in thousands) December 31,	2013	2012
Assets
Cash	$497	$97
Investment in subsidiary	20,375	20,760
Total Assets	$20,872	$20,857

Liabilities and Shareholders’ Equity
Other liabilities	$105	$57
Shareholders’ equity	20,767	20,800
Total Liabilities and Shareholders’ Equity	$20,872	$20,857

Parent Company Condensed Income Statement

(in thousands) Year ended December 31,	2013	2012
Equity in earnings of subsidiary	$927	$682
Total income	927	682
Operating expenses, net	598	203
Net income	$329	$479

Parent Company Condensed Statement of Cash Flows

(in thousands) Year ended December 31,	2013	2012
Cash flows from operating activities:
Net income	$329	$479
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(927)	(682)
Change in operating assets and liabilities	48	24
Net cash used in operating activities	(550)	(179)

Cash flows from investing activities:
Investment in subsidiary	1,189	400
Net cash used in investing activities	1,189	400

Cash flows from financing activities:
Cash dividends paid on preferred stock	(239)	(240)
Net used in financing activities	(239)	(240)

Net increase (decrease) in cash	400	(19)
Cash at beginning of year	97	116
Cash at end of year	$497	$97

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.

/s/ Craig E. Dahl	/s/ Julie M. Pierce
Craig E. Dahl	Julie M. Pierce
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

(c)           Changes in Internal Controls:   There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2013 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information regarding each of the directors of the Company is set forth below.

Directors Whose Terms Expire in 2014

Craig E. Dahl, age 64, has been associated with the Bank since 1992 and has served as its President and Chief Executive Officer and a director since 1996, and as President and Chief Executive Officer and a director of the Company since its formation in 1999.  Mr. Dahl also serves as Vice Chairman of the Board of Directors of the Federal Home Loan Bank of Seattle and serves as a member of its executive, audit, and financial operations/affordable housing committees.

Prior to joining the Bank, Mr. Dahl was President of the B.M. Behrends Bank in Juneau, Alaska.  Mr. Dahl’s career has afforded him experience in all areas of banking.

Hugh N. Grant, age 78, has served as a director of the Bank since 1990 and of the Company since its formation in 1999.  Mr. Grant has been self-employed as a contractor and real estate developer in Juneau, Alaska since 1961.  He is also the owner of Grant’s Plaza Shopping Center, numerous rental properties and other business establishments in Juneau.  Mr. Grant was appointed to the Alaska Commission on Post Secondary Education in May of 2008 for a four-year term.  He is also a member of the Diocese of the Juneau Finance Council.  Mr. Grant’s career has afforded him experience in managing the operational aspects of local businesses, as well as involvement with his community.

Doug Andrew, age 53, has served as a director of the Company and the Bank since 2010.  He was the manager of Food Services of America in Ketchikan, Alaska from 1990 through 2010 and in 2007, became the owner of the Prospector Hotel in Juneau, Alaska.  Mr. Andrew was previously the owner of Golden North Foods in Ketchikan and has worked as a commercial fisherman.  Mr. Andrew’s career in the hospitality business and experience as a local business owner provides the Board with specialized insight in the operations of Southeast Alaska’s businesses.

Director Whose Term Expires in 2015

Scott C. Milner, CPA, age 58, has served as a director of the Company and the Bank since 2002.  He is a member of the American Institute of Certified Public Accountants and has been President of the accounting firm of Milner, Howard, Palmer & Johnson (PC), CPAs in Ketchikan, Alaska since 1986.  The fact that Mr. Milner is a CPA was a primary reason for his nomination to the Board.

Directors Whose Terms Expire in 2016

William A. Corbus, age 76, has served as a director of the Company and the Bank since 2008.  He serves as President and Director of Alaska Energy and Resources Company in Juneau, Alaska (Parent of Alaska Electric Light and Power Company), and Chairman and Director of Alaska Electric Light and Power Company since 2007, as well as from 1978 through 1988 and again from 1997 through 2002.  Mr. Corbus began his career at Stone & Webster, Inc., New York, New York, where he worked from 1965 to 1969 in public utility accounting, computerized financials projections, debt and equity financings and common stock security analysis.  From 2007 through 2011, he served as President and a Director of the Board of Directors of Develop Juneau, Inc., a company devoted to providing furnished housing to legislators while in Juneau to attend the sessions of the Alaska State Legislature.  He served as Commissioner of the Alaska State Department of Revenue from December 2002 through 2006 and as such, as a Trustee of the Alaska Permanent Fund and Alaska State Pension Investment Board.  He also served as a Director of the Alaska Housing Finance Corporation for the last half of 2006.  Mr. Corbus has served on various Boards and recently accepted a directorship on the Board of the Alaska Gold Company, Nome, Alaska and also serves on the Audit Committee for the Rasmuson Foundation, a private foundation dedicated to supporting well-managed non-profit organizations in Alaska. Through his career, Mr. Corbus gained a wide variety of experience, including in the areas of accounting, and debt and equity financing, and has served on the Board of Directors of three banks.

Maxwell S. Rule, age 52, Chairman of the Boards of Alaska Pacific and Alaska Pacific Bank, has served as a director since 2008.  Mr. Rule is Chief Financial Officer of Hames Corporation, Triple C Ventures, Inc. and Clearwater Bay Corporations, companies with which he has been affiliated since 1993.  Prior to that, he served as accounting manager for the City of Ketchikan, Alaska and audit senior with a regional public accounting firm.  Mr. Rule is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Washington Society of Public Accountants.  Mr. Rule’s extensive career in finance and accounting, as well as his involvement in the Sitka community, brings important knowledge and experience to the Board of Directors.

Linda C. Thomas, age 60, Vice Chairman of the Boards of Alaska Pacific and Alaska Pacific Bank, has served as a director since 2010.  She is Vice President and Chief Operations Officer of Alaskan Brewing Company in Juneau, Alaska, and has been affiliated with the company since 1994.  Ms. Thomas is a certified public accountant (inactive) and serves as a Vice President of the Bartlett Regional Hospital Board in Juneau.  Ms. Thomas’s career has given her experience in managing financial and operational aspects of a company that is similar in size, and that has faced the same geographical challenges, as Alaska Pacific.

Information regarding each of the executive officers of the Company who is not also a director of the Company appears on page 43 of this Form 10-K.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of the forms we have received and written representations provided to us by the above-referenced persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements applicable to its reporting officers, directors and greater than 10% stockholders were properly and timely complied with.

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

Audit Committee

The Audit Committee consisting of Directors Milner (Chairman), Thomas, Corbus and Rule are responsible for reviewing the internal and external auditors’ report and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of the engagement of the Company’s independent auditors.  The Board of Directors has designated Director Milner as the Audit Committee financial expert, as defined by the SEC.  Although the Company’s common stock is not listed on NASDAQ, its Board of Directors has chosen to apply the definition of “independent” under the NASDAQ rules.  Using this definition, the Board has determined that Director Milner is independent.

Item 11.  Executive Compensation

Executive Compensation

Summary Compensation Table.  The following table shows information regarding compensation for our named executive officers: (1) Craig E. Dahl, our Chief Executive Officer; and (2) our two other most highly compensated executive officers, who are Julie M. Pierce and Christopher P. Bourque.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)(1)	Total ($)

Craig E. Dahl	2013	200,000	16,885	216,885
President, Chief Executive	2012	200,216	12,557	212,773
Officer and Director

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)(1)	Total ($)

Julie M. Pierce	2013	145,000	14,378	159,378
Senior Vice President and	2012	146,353	10,396	156,749
Chief Financial Officer

Christopher P. Bourque	2013	135,000	10,275	145,275
Senior Vice President and	2012	134,915	9,754	144,669
Chief Operations Officer
____________

(1)	For 2013, consists of employer contributions to the 401(k) Plan, life insurance premiums, automobile allowance and club dues.

Employment Agreement.  On June 20, 2013, the Company and the Bank entered into an amended employment agreement Mr. Dahl.  Under the agreement, the base salary for Mr. Dahl is $200,000, which may be increased at the discretion of the Boards of Directors of the Company and the Bank.  The salary will be reviewed by the Boards at least annually.  The agreement provides for an initial two-year term commencing on June 20, 2013, provided the agreement has not been terminated earlier by either party.  The agreement may be extended for an additional two-year term (or terms), if at least 90 days prior to the end of the then two-year term the Boards explicitly review and approve the extension of the agreement.

Mr. Dahl will receive benefits that are commensurate with his position at the Company and the Bank.  Accordingly, he is entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses (either discretionary or performance-based), and other retirement or employee benefits or combinations thereof.  In addition, he also is entitled to be considered for benefits in which the Company and the Bank's executive officers are eligible or become eligible to participate.  The agreement also provides for severance payments if Mr. Dahl's employment is terminated under certain circumstances, as described below under “Potential Payments Upon Termination.”

Change in Control Severance Agreements.  The Bank has entered into change in control severance agreements with Craig E. Dahl, Julie M. Pierce and Christopher P. Bourque.  Each of the severance agreements has a term of three years and automatically extends one additional day each day unless either the Bank or the executive elects not to extend the agreement further by giving written notice to the other party.  Upon such notice, the agreement would end three years from the date of notice.  The severance agreements provide for severance payments and other benefits following a change in control, as described below under “Potential Payments Upon Termination.”

Outstanding Equity Awards at Fiscal Year-End.  The following information with respect to outstanding equity awards as of December 31, 2013 is presented for the named executive officers.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Craig E. Dahl	09/21/07	3,400	--	25.50	09/21/17

Julie M. Pierce	09/21/07	3,400	--	25.50	09/21/17

Christopher P. Bourque	09/21/07	3,400	--	25.50	09/21/17

Potential Payments Upon Termination.  We have entered into agreements with the named executive officers that provide for potential payments upon termination.  In addition, our equity plans also provide for potential payments upon termination.

Employment Agreement.  The Company and the Bank entered into an amended employment agreement with Mr. Dahl.  The Agreement may be terminated by Mr. Dahl if he is assigned duties inconsistent with his initial position, duties and responsibilities, or upon the occurrence of certain events listed in the agreement, including a reduction in salary, a reduction in title, or a material relocation.  If Mr. Dahl’s employment is terminated without cause or upon his voluntary termination following the occurrence of an event referred to in the agreement, then the Company and the Bank would be required to continue to pay Mr. Dahl’s salary for a period of 12 months, and to continue the health, life and disability programs of the Bank for that same period.  If such a termination had occurred effective as of December 31, 2013, the value of his benefit under the employment agreement (including continuation of salary and benefits) would have been $219,680.96.

Change in Control Severance Agreements.  The Bank has entered into Change in Control Severance Agreements with each of our named executive officers.  If, after a change in control, the executive’s employment is terminated by the Bank or by the executive within 12 months of the change in control because of a material diminution of, or interference with, his or her duties, responsibilities or benefits, the agreements provide that the Bank must (1) pay the executive his or her salary through the date of termination, at the time such payments are due; (2) continue to pay, for a period of 36 months following the date of termination, for the life, health and disability coverage that is in effect for the executive and his or her eligible dependents at the time the notice of termination is given; and (3) pay to the executive in a lump sum in cash an amount equal to 299% of the average of the executive’s five preceding years’ compensation, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the executive, arising under any other plans or arrangements between the executive and Alaska Pacific or any of its consolidated subsidiaries, which constitute “parachute payments” under Section 280G of the Internal Revenue Code.  If a change in control had occurred and the named executive officers had been terminated effective as of December 31, 2013, the value of their benefits under the severance agreements (including lump sum payment and continuation of benefits) is as follows: Mr. Dahl, $524,303, Ms. Pierce $389,115 and Mr. Bourque, $355,871.

Equity Plans.  Our 2000 Stock Option Plan and 2003 Stock Option Plan provide for accelerated vesting of awards in certain circumstances.  If a tender offer or exchange offer for shares is commenced, or if a change in control occurs, all options granted and not fully exercisable shall become exercisable in full upon the happening of that event.  If any of these events had occurred effective as of December 31, 2013, the named executive officers would not have realized any benefit because all options granted were fully exercisable on that date.

Directors' Compensation

Director Compensation Table.  The following table shows the compensation paid to our directors for 2013, with exception of Craig E. Dahl, who is our President and Chief Executive Officer, and whose compensation is included above in the section entitled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total($)

Doug Andrew	14,275	--	14,275
William A. Corbus	13,975	--	13,975
Hugh N. Grant	12,100	6,071	18,171
Scott C. Milner	14,825	12,561	27,386
Maxwell S. Rule	17,150	--	17,150
Linda C. Thomas	14,425	--	14,425

(1)	Reflects payment of health insurance premium by Alaska Pacific.

During 2013, all non-management directors of Alaska Pacific Bank, other than the Chairman of the Board, received a monthly retainer of $575.  The Chairman of the Board received a monthly retainer of $700.  All non-management directors received a fee of $400 per regular Board meeting attended, $400 for the annual strategic planning retreat, and either $200 or $400 per special meeting attended, depending on the length of the meeting.  Committee members received a fee of $150 per meeting attended and committee chairs received a fee of $200 per committee meeting attended.  No separate fees will be paid for service on Alaska Pacific’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2014, information regarding share ownership of:

•
those persons or entities (or groups of affiliated person or entities) known by management to beneficially own more than five percent of the Company’s common stock other than directors and executive officers;

•	each director of the Company;

•	each executive officer of the Company or the Bank named in the Summary Compensation Table appearing under “Executive Compensation” above (known as “named executive officers”); and

•	all current directors and executive officers of the Company and the Bank as a group.

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file with the SEC, and provide a copy to us, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934.  To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of the Company’s common stock as of the close of business on the voting record date.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  In accordance with Rule 13d-3 of the Securities Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares.  Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.  In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after the voting record date are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person’s percentage ownership.  These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of March 15, 2014, there were 654,486 shares of the Company’s common stock outstanding.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding (%)

Beneficial Owners of More Than 5%
(Other Than Directors and Executive Officers)

Alaska Pacific Bancshares, Inc.	35,995		5.5
Employee Stock Ownership Plan Trust
2094 Jordan Avenue

Lance S. Gad	36,975	(2)	5.6
1250 Fence Row Drive
Fairfield, Connecticut 06430

Jonathan P. McCreary	57,236	(3)	8.7
Palisade Financial Partners LP
Palisade Capital Management LLC
151 South Worthen, Suite 2
Wenatchee, Washington 98802

Directors

Doug Andrew	13,125	(4)	2.0
William A. Corbus	5,500		*
Hugh N. Grant	17,028		2.6
Scott C. Milner	8,200		1.2
Maxwell S. Rule	500	(5)	*
Linda C. Thomas	--		*

Named Executive Officers

Craig E. Dahl (6)	28,659		4.4
Julie M. Pierce	3,409		*
Christopher P. Bourque	4,478		*

All Executive Officers and Directors as a Group (9 persons)	80,899		12.1
__________
*	Less than 1% of shares outstanding.
(1)
The amounts shown also include the following number of shares which the indicated individuals have the right to acquire within 60 days of the close of business on March 15, 2014 through the exercise of stock options granted pursuant to the Company’s stock option plans: Mr. Corbus and Mr. Milner, 2,500 shares each; Mr. Dahl, Ms. Pierce and Mr. Bourque, 3,400 shares each; and all executive officers and directors as a group, 15,200 shares.

(2)	Based on information disclosed in a Schedule 13G, dated August 12, 2002, filed with the SEC. According to this filing, Mr. Gad has sole voting and dispositive power over the shares reported.
(3)
Based on information disclosed in a Schedule 13G/A, dated February 10, 2010, filed with the SEC. According to this filing, Palisade Financial Partners LP, Palisade Capital Management LLC and Jonathan P. McCreary have sole voting and dispositive power over the shares reported.

(4)	Of these shares, 5,100 shares are held jointly with his spouse and 8,025 shares are held jointly with his parents.
(5)	Shares are held jointly with his spouse.
(6)	Mr. Dahl is also a director of Alaska Pacific.

Changes in Control

On October 21, 2013 Northrim BanCorp, Inc. (“Northrim BanCorp”) (NASDAQ: NRIM) and the Company signed a definitive agreement for Northrim BanCorp to acquire the Company in a stock and cash transaction.  In connection with the transaction, the Company will merge into a wholly-owned subsidiary of Northrim BanCorp, and the Bank will merge with and into Northrim Bank.  The boards of directors of both companies unanimously approved the transaction, which is subject to approval by the Company’s shareholders and applicable bank regulators, as well as other customary closing conditions.   The Company’s shareholders approved the merger at a special meeting held on March 11, 2014.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2013.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Option plan	15,200	$25.50	-

Equity compensation plans not approved by security holders	-		-
Total	15,200	$25.50	-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Alaska Pacific Bank has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations; all loans are made in accordance with our normal underwriting guidelines.  In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such director or executive officer and his or her related interests are in excess of the greater of $25,000, or 5% of the Bank’s capital and surplus must be approved in advance by a majority of the disinterested members of the Board of Directors.  The aggregate amount of loans by the Bank to its executive officers and directors and their affiliates was $3.5 million at December 31, 2013.  These loans (1) were made in the ordinary course of business, (2) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank’s other customers and (3) did not involve more than the normal risk of collectibility or present other unfavorable features when made.  All loan approval and review procedures are governed by written policies.

Director Independence

Although the Company’s stock is not listed on Nasdaq, we have chosen to apply the definition for “independent” under the Nasdaq rules, as permitted by the SEC’s Regulation S-K.  Using this definition, the Board has determined that six of our seven directors are independent, as defined by Nasdaq.  Doug Andrew, William A. Corbus, Hugh N. Grant, Scott C. Milner, Maxwell S. Rule, and Linda C. Thomas are independent.  Furthermore, the Board has determined that each member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating

Committee is independent, as defined by Nasdaq, including the elevated standard applicable to Audit Committee members.

Item 14.  Principal Accounting Fees and Services

Fees

The following table sets forth the aggregate fees billed to the Company by Moss Adams LLP for professional services rendered during the fiscal years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013		2012

Audit Fees	$117,668		$123,767
Audit-Related Fees	10,530	(1)	--
Tax Fees	42,437		13,398
All Other Fees	--		--

(1)	Incurred in connection with securities filings for the proposed merger with Northrim BanCorp.

Pre-approval Policies

The Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services to be provided by the independent auditor in connection with its annual review of its charter.  Pre-approval may be granted by action of the full Audit Committee or by delegated authority to one or more members of the Audit Committee.  If this authority is delegated, all approved non-audit services will be presented to the Audit Committee at its next meeting.  In considering non-audit services, the Audit Committee or its delegate will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditor and whether the service could compromise the independence of the independent auditor.  For the year ended December 31, 2013, the Audit Committee of the Board of Directors determined that the services performed by Moss Adams LLP other than audit services are compatible with Moss Adams LLP maintaining its independence.  For the year ended December 31, 2013, the Audit Committee approved all, or 100%, of the services provided by Moss Adams LLP that were designated as audit-related fees, tax fees and all other fees as set forth in the table above.

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
101
The following materials from Alaska Pacific Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

________________
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

ALASKA PACIFIC BANCSHARES, INC.

Date: March 25, 2014	/s/ Craig E. Dahl
Craig E. Dahl
President and Chief Executive Officer
(Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig E. Dahl	March 25, 2014
Craig E. Dahl	Date
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Julie M. Pierce	March 25, 2014
Julie M. Pierce	Date
Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/William A. Corbus	March 25, 2014
William A. Corbus	Date
Director

Scott C. Milner	Date
Director

Hugh N. Grant	Date
Director

/s/ Linda C. Thomas	March 25, 2014
Linda Thomas	Date
Director

/s/ Maxwell S. Rule	March 25, 2014
Maxwell S. Rule	Date
Director

/s/ Doug Andrew	March 25, 2014
Doug Andrew	Date
Director

Exhibit Index

Exhibit No.       Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of Principal Executive Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Alaska Pacific Bancshares, Inc. to Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
101
The following materials from Alaska Pacific Bancshares, Inc.’s  Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements